Form 10-Q
period 2000-06-30
VICOM INC
filed 2000-08-14
CIK 732412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDING JUNE 30, 2000

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                         COMMISSION FILE NUMBER 0 - 1325

-------------------------------------------------------------------------------

                               VICOM, INCORPORATED
             (Exact name of registrant as specified in its charter)

                                    MINNESOTA

         (State or other jurisdiction of incorporation or organization)

                                  41 - 1255001
                        (IRS Employer Identification No.)

              9449 Science Center Drive, New Hope, Minnesota 55428
                    (Address of principal executive offices)

                   Telephone (763) 504-3000 Fax (763) 504-3060

                            www.vicomtel.com Internet

     (Registrant's telephone number, facsimile number, and Internet address)

-------------------------------------------------------------------------------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          /X/  YES      / /  NO

On August 7, 2000, there were 7,652,169 shares outstanding of the registrant's common stock, par value $.01 per share, and 103,336 outstanding shares of the registrant's convertible preferred stock.

PART I.              FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS



                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended                           Six Months Ended
                                              -----------------------------------------     -------------------------------------
                                                  June 30, 2000         June 30, 1999        June 30, 2000         June 30, 1999
                                                   (unaudited)           (unaudited)          (unaudited)           (unaudited)
                                              ------------------      -----------------     ----------------     ----------------
REVENUES                                      $     8,687,581         $   4,562,655           $ 18,405,878          $  9,208,797
                                              -----------------------------------------------------------------------------------

COSTS AND EXPENSES

       Cost of products and services                6,506,435             3,697,132             14,312,943             7,084,460
       Selling, general and administrative          2,853,634             1,094,907              5,652,315             2,286,908
                                              -----------------------------------------------------------------------------------
                                                    9,360,069             4,792,039             19,965,258             9,371,368
                                              -----------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                 (672,488)             (229,384)            (1,559,380)             (162,571)
                                              -----------------------------------------------------------------------------------

OTHER EXPENSE

       Interest expense                              (146,504)              (37,728)              (313,151)              (84,783)
       Miscellaneous                                  (36,146)              (27,221)              (169,834)              (40,700)
                                              -----------------------------------------------------------------------------------
                                                     (182,650)              (64,949)              (482,985)             (125,483)
                                              -----------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                             (855,138)             (294,333)            (2,042,365)             (288,054)

INCOME TAX PROVISION                                        0                     0                      0                     0
                                              -----------------------------------------------------------------------------------

NET LOSS                                      $      (855,138)        $    (294,333)          $ (2,042,365)         $   (288,054)
                                              ===================================================================================

EARNINGS (LOSS) PER SHARE -

       BASIC AND DILUTED                      $        (0.12)       $         (0.09)          $      (0.33)         $      (0.08)
                                              ===================================================================================

WEIGHTED AVERAGE SHARES

       OUTSTANDING - BASIC AND DILUTED              7,335,895             3,426,887              6,241,532             3,426,887
                                              ===================================================================================



See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                             ASSETS                                 JUNE 30, 2000        DECEMBER 31, 1999
                                                                                -----------------        -----------------
                                                                                       (unaudited)
CURRENT ASSETS

    Cash                                                                          $       431,844         $     204,365
    Accounts receivable, net of allowance of $54,500 and $140,000                       4,755,004             5,369,221
    Inventories, net of allowance of $330,000                                           2,491,376             1,801,596
    Costs and estimated earnings in excess of billings                                    455,490               232,725
    Other                                                                                 274,364               154,766
                                                                                 ----------------         -------------
        TOTAL CURRENT ASSETS                                                            8,408,078             7,762,673
                                                                                 ----------------         -------------
PROPERTY AND EQUIPMENT, Net of accumulated depreciated of $1,566,130
    and $1,262,593                                                                $     1,265,910         $   1,324,080
                                                                                 ----------------         -------------


NONCURRENT ASSETS

    Goodwill, net of accumulated amortization                                           3,081,576             3,249,111
        of $269,139 and $101,604                                                                -                     -
    Other                                                                                 195,380               262,881
                                                                                  ---------------         -------------
                                                                                        3,276,956             3,511,992
                                                                                  ---------------         -------------
                                                                                  $    12,950,944         $  12,598,745
                                                                                  ===============         =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Checks issued in excess of deposits                                           $        78,037         $     126,297
    Notes and installment obligations payable - current maturities                      3,560,770             4,246,433
    Accounts payable                                                                    2,807,117             4,503,451
    Other liabilities                                                                   1,012,068               977,513
    Due to ENStar, Inc.                                                                    67,494               207,170
    Deferred service obligations and revenue                                              584,109               584,716
                                                                                 ----------------         -------------
        TOTAL CURRENT LIABILITIES                                                       8,109,595            10,645,580
                                                                                 ----------------         -------------
NOTES AND INSTALLMENT OBLIGATIONS PAYABLE                                                 156,144               926,821
                                                                                 ----------------         -------------
COMMITMENTS AND CONTINGENCIES                                                                   -                     -
                                                                                 ----------------         -------------
STOCKHOLDERS' EQUITY

    Preferred stock, liquidation preference of $10.50 per share :
        8% Class A cumulative convertible - no par value,
            (issued and outstanding - 0 and - 2,550 shares)                                     -                23,638
        10% Class B cumulative convertible - no par value
            (issued and outstanding - 22,836 and - 32,550 shares)                         218,869               359,893
        10% Class C Cumulative Convertible - no par value
            (issued and outstanding - 80,500 and - 0 shares)                              805,000                     -
    Common stock - no par value (issued 7,822,208 and
        4,984,845 shares; outstanding 7,622,269 and 4,784,906 shares)                     347,609             4,551,745
    Subscription receivable                                                              (465,984)                    -
    Options and warrants                                                               13,472,897               217,028
    Unamortized compensation                                                             (209,323)             (258,659)
    Accumulated deficit                                                                (9,483,863)           (3,867,301)
                                                                                 ----------------         -------------
                                                                                        4,685,205             1,026,344
                                                                                 ----------------         -------------
                                                                                 $     12,950,944         $  12,598,745
                                                                                 ================         =============

See notes to condensed consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (Unaudited)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------------------
                                                                                         2000                  1999
                                                                                  ---------------       ---------------
OPERATING ACTIVITIES
    Net loss                                                                       ($2,042,365)          ($  288,054)
    Adjustments to reconcile net loss to net cash
    used by operating activities
        Depreciation                                                                   287,137               153,667
        Amortization                                                                   280,512                27,455
        Changes in operating assets and liabilities:
            Accounts receivable                                                        614,217              (560,673)
            Inventories                                                               (689,780)              478,038
            Costs, estimated earnings, and billings                                   (222,765)                 (116)
            Other assets                                                               (74,021)              (63,493)
            Accounts payable                                                        (1,696,333)              337,742
            Other liabilities                                                           34,553               261,241
            Due to ENStar, Inc.                                                       (139,676)             (551,881)
            Deferred service obligations and revenue                                      (607)             (190,010)
                                                                                   ---------------     -------------------
               Net cash used by operating activities                                (3,649,128)             (396,084)
                                                                                   ---------------     -------------------

INVESTING ACTIVITIES
    Collections on notes receivable                                                     21,925                18,394
    Purchases of property and equipment                                               (259,588)             (172,811)
    Proceeds from sales of property and equipment                                       30,621                     -
                                                                                   ---------------      ------------------
               Net cash used by investing activities                                  (207,042)             (154,417)
                                                                                   ---------------      ------------------

FINANCING ACTIVITIES
    Increase (decrease) in checks issued in excess of deposits                         (48,260)              673,699
    Net borrowings (payments) under credit arrangements                                942,600               (13,932)
    Proceeds from notes and installment obligations payable                             82,494                     -
    Principal payments on notes and
        installment obligations payable                                               (640,074)             (137,288)
    Proceeds from sales of stock and warrants                                        4,149,601                50,500
    Stock issuance costs                                                              (385,306)                    -
    Preferred stock dividends                                                          (17,406)              (22,478)
                                                                                  ---------------        -----------------
               Net cash provided by financing activities                             4,083,649               550,501
                                                                                  ---------------        -----------------

NET INCREASE IN CASH                                                                   227,479                     -

CASH
    Beginning of period                                                                204,365                     -
                                                                                   --------------       ------------------
    End of period                                                                 $    431,844          $          -
                                                                                  ==============        ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                                                                       68,430                54,141

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
    Note payable converted to common stock                                        $  1,100,000          $          -
    Notes payable converted to preferred stock                                    $    805,000          $          -
    Subscriptions receivable on common stock                                      $    458,250          $          -
    Warrant Dividends                                                             $ 13,255,870          $          -


See notes to condensed consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

           The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year.

CERTAIN FINANCING ACTIVITIES

           In March 2000, Vicom's subsidiary, Corporate Technologies, USA, Inc.
(CTU), entered into a $2,250,000 debenture/loan agreement with Convergent Capital, requiring interest at prime + 4% (plus 6% if in default) and due on December 31, 2000. The loan proceeds were used to pay off a previous CTU line of credit due March 31, 2000. Convergent, as additional consideration in the transaction, was given a warrant with a term of seven years to purchase 40,000 shares of Vicom's Common Stock at a price of $5.20 per share.

           On July 11, 2000 the Convergent agreement was amended to extend the due date to June 1, 2005. The terms of the amended agreement requires interest only payments for 36 months from July 11, 2000 and thereafter 22 equal monthly payments of principal and interest until the loan is paid in full. The amended agreement also requires interest at 14% annually (16% annually if Vicom is in default). Convergent, as additional consideration for extending the loan, was issued a warrant with a term of seven years to purchase 110,000 shares of Vicom common stock at a price of $4.18 per share.

           In order to enhance liquidity in the second quarter ended June 30, 2000, Vicom authorized and issued 80,500 shares of 10% Class C Convertible Preferred Stock in the amount of $805,000 to three accredited investors. The Company also, in the quarter, issued a warrant to all Vicom shareholders of record as of April 11, 2000, in which a warrant to purchase one share was issued for each share outstanding. The Company intends to register those warrants in the third quarter to facilitate their exercise and raise additional capital.

EARNINGS (LOSS) PER SHARE

           Earnings (loss) per share-basic is determined by dividing net income
(loss) less the preferred stock dividends by the weighted average common shares outstanding. Net income (loss) per common share-diluted is computed by dividing net income (loss) less the preferred stock dividends by the weighted average common shares outstanding and the common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock). Common share equivalents are not included in the computations as their effects were anti-dilutive.

FORWARD-LOOKING STATEMENTS

           From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, product pricing, management for growth, integration of acquisitions, technological developments, new products, Year 2000 compliance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this statement. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or Company's forward-looking statements.

           The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting IT and telecommunications industries; market acceptance of the Company's products and services; the Company's products and services; the company's continued ability to provide integrated communication solutions for customers in a dynamic industry; and other competitive factors.

           Because these and other factors could affect the Company's operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance and anticipated future period results.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

           Vicom is the parent corporation of three wholly-owned subsidiaries, Corporate Technologies, USA, Inc. (CTU), MultiBand, Inc., and Vicom Midwest Telecommunications Systems, Inc. (VMTS). VMTS was not active as of June 30, 2000. In late 1999, to expand its range of computer product and service offerings, Vicom formed CTU to acquire the stock of Ekman, Inc. Vicom incorporated MultiBand in February 1999 to provide voice, data and video services to residential multi-dwelling units (MDUs). MultiBand is in the start-up phase.

           Vicom has provided clients with telecommunications products and services since its inception in 1975. As of June 30, 2000, we were providing telephone equipment and service to more than 1,000 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 3,500 customers. The telecommunications systems we distribute are intended to provide customers with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System, and from other interconnected telephone companies. Vicom and CTU provide a full range of voice, data and video communications systems and service, system integration, training and related communication sales and support activities for commercial, professional and institutional customers, most of which are located in Minnesota, North Dakota, South Dakota and Nebraska. Vicom purchases products and equipment from NEC America, Inc. ("NEC"), Cisco Systems, Inc., Nortel Networks Corp., ECI Telecommunications, Inc. ("ECI"), and other manufacturers of communications and electronic products and equipment. We use these products to design telecommunications systems to fit our customers' specific needs and demands.

RESULTS OF OPERATIONS

Revenues

           Revenues increased 90% to $8,687,581 in the quarter ended June 30, 2000, as compared to $4,562,655 for the quarter ended June 30, 1999. This increase in revenues is directly attributed to the Company's acquisition of Ekman, Inc. in late 1999. For the six month period ended June 30, 2000, revenues increased 100% to $18,405,878 as compared to $9,208,797 for the similar period last year again. This increase in revenues is directly attributed to the Company's acquisition of Ekman, Inc. in late 1999.

Gross Margin

           The Company's gross margin increased 152% or $1,315,623 to $2,181,146 for the quarter ended June 30, 2000, as compared to $865,523 for the similar quarter last year. The gross margin increase is due to the aforementioned acquisition of Ekman, Inc. For the quarter ended June 30, 2000, as a percent of total revenues, gross margin was 25.1% as compared to 19.0% for the similar period last year. The increase in gross margin percentage is due to a sales mix for the quarter that included an increase in services and software sales, categories of revenue that contain higher gross margins.

           For the six month period ended June 30, 2000, the Company's gross margin increased 93% or $1,968,598 to $4,092,935 as compared to $2,124,337 for the similar period last year. The gross margin increase is due to the aforementioned acquisition of Ekman, Inc. For the six month period ended June 30, 2000, as a percent of total revenues, gross margin was 22.2% as compared to 23.1% for the similar period last year. The decrease in gross margin percentages is primarily due to increased sales year to date of personal computer products, which sales have lesser gross margins than the Company's traditionally based telephone equipment sales.

Selling, General and Administrative Expenses

           Selling, general and administrative expenses increased 160% to $2,853,634 in the quarter ended June 30, 2000, as compared to $1,094,907 in the prior year quarter. Selling, general and administrative expenses were, as a percentage of revenues, 32.8% for the quarter ended June 30, 2000 and 24.0% for the similar period a year ago. This increase in expenses is primarily related to increased payroll due to acquisitions and start-up expenses for the Company's MultiBand, Inc. subsidiary.

           For the six month period, these expenses increased 147% to $5,652,315 as compared to $2,286,908 in the prior year period. For the six month period ended June 30, 2000, selling, general and administrative expenses were, as a percentage of revenues, 30.7% and 24.8% for the similar period a year ago. The increase in expenses is primarily related to increased payroll due to acquisitions and start-up expenses for the Company's MultiBand, Inc. subsidiary.

Interest Expense

           Interest expense was $146,504 for the quarter ended June 30, 2000, versus $37,728 for the similar period a year ago, reflecting an increased Company debt load due to acquisition related debt and increased bank borrowings. It was $313,151 for the six month ended June 30, 2000, and $84,783 for the similar period a year ago.

Income Tax Provision

           No provision for income taxes are recorded due to net operating loss carryforwards available.

Net Loss

           In the second quarter of fiscal 2000, the Company incurred a net loss of $855,138 compared to net loss of $294,333 for the second fiscal quarter of 1999. The six month period ended June 30, 2000, resulted in a net loss of $2,042,365 compared to a net loss of $288,054 for the similar period last year.

Liquidity and Capital Resources

           Available working capital for the six months ended June 30, 2000, increased over the similar period last year due to proceeds from issuance of stock and exercise of outstanding warrants, which helped offset Vicom's net operating loss. Vicom experienced a significant decrease in accounts payable for the period ended June 30, 2000 versus last year's period, primarily due to the aforementioned proceeds, which were used to reduce payables. Accounts receivables increased materially for the period ended June 30, 2000 compared to the prior year period due to a doubling of revenues resulting from the acquisition of Ekman, Inc. in late 1999.

           Inventories year to date increased over last year's prior period inventories due to the aforementioned revenue increases. Net borrowings under credit agreements increased for the six months ended June 30, 2000 compared to the prior year's period due to debenture financing with a lender, the proceeds of which were used to pay off a bank line of credit and for operations.

           In March 2000, Vicom's subsidiary, Corporate Technologies, USA, Inc.
(CTU), entered into a $2,250,000 debenture/loan agreement with Convergent Capital, calling for interest at prime + 4% (plus 6% if in default) and due on December 31, 2000. The loan proceeds were used to pay off a previous CTU line of credit due March 31, 2000. Convergent, as additional consideration in the transaction, was given a warrant with a term of seven years to purchase 40,000 shares of Vicom's Common Stock at a price of $5.20 per share.

           On July 11, 2000 the Convergent agreement was amended to extend the due date to June 1, 2005. The terms of the amended agreement call for interest only payments for 36 months from July 11, 2000 and thereafter 22 equal monthly payments of principal and interest until the loan is paid in full. The amended agreement also requires interest at 14% annually (16% annually if Vicom is in default). Convergent, as additional consideration for extending the loan, was issued a warrant with a term of seven years to purchase 110,000 shares of Vicom Common Stock at a price of $4.18 per share.

           In order to enhance liquidity in the second quarter ended June 30, 2000, Vicom issued 80,500 shares of 10% Class C Convertible Preferred Stock in the amount of $805,000 to three accredited investors. The Company also, in the quarter, issued a warrant to all Vicom shareholders of record as of April 11, 2000, in which a warrant to purchase one share was issued for each share outstanding. The Company intends to register those warrants in the third quarter to facilitate their exercise and raise additional capital.

           Management of Vicom believes that, for the near future, cash generated by sales of stock, exercise of warrants, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business.

Capital Expenditures

           The Company used $259,588 for capital expenditures during the six months ended June 30, 2000, as compared to $172,811 in the similar period last year. These expenditures were primarily for equipment acquired for internal uses such as vehicles, office furniture, computer systems and demonstration systems.

IMPACT OF YEAR 2000

           The Company has experienced no significant system problems since January 1, 2000. In addition, the Company is not aware of any material problems being experienced by its suppliers and business partners. The Company believes it has adequately addressed the Year 2000 issue related to its internal systems and that it did not and will not have a material impact on its business, financial condition or its results of operations.


ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

           Vicom is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest.

PART II.   OTHER INFORMATION

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.              LEGAL PROCEEDINGS

           As of June 30, 2000, Vicom was not engaged in any material pending legal proceedings.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           27

(b)        Reports on Form 8-K.

           None.


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Vicom, Inc.
                                        Registrant

           Date:  August 14, 2000       By  /s/  James L. Mandel
                                                 James L. Mandel
                                                 Chief Executive Officer

           Date:  August 14, 2000       By  /s/  Steven M. Bell
                                                 Steven M. Bell
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)