Form 10-Q
period 2000-09-30
VICOM INC
filed 2000-11-14
CIK 732412

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) /x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING SEPTEMBER 30, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 0 - 1325

VICOM, INCORPORATED

(Exact name of registrant as specified in its charter)

MINNESOTA

(State or other jurisdiction of incorporation or organization)

41 - 1255001

(IRS Employer Identification No.)

9449 Science Center Drive, New Hope, Minnesota 55428

(Address of principal executive offices)

Telephone (763) 504-3000    Fax (763) 504-3060

www.vicominc.net Internet

(Registrant's telephone number, facsimile number, and Internet address)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/      No / /

    On October 30, 2000, there were 7,928,219 shares outstanding of the registrant's common stock, par value $.01 per share, and 188,360 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICOM, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$10,219,008	$3,189,197	$28,624,886	$12,397,994

COSTS AND EXPENSES
Cost of products and services	7,868,109	2,157,892	22,181,052	9,242,352
Selling, general and administrative	2,501,869	1,465,764	8,154,184	3,752,672

	10,369,978	3,623,656	30,335,236	12,995,024

LOSS FROM OPERATIONS	(150,970)	(434,459)	(1,710,350)	(597,030)

OTHER EXPENSE
Interest expense	(133,669)	(64,670)	(446,820)	(149,543)
Miscellaneous income (expense)	169,834	(38,772)	—	(1,928)

	36,165	(25,988)	(446,820)	(151,471)

LOSS BEFORE INCOME TAXES	(114,805)	(460,447)	(2,157,170)	(748,501)
INCOME TAX PROVISION	0	0	0	0
NET LOSS	$(114,805)	$(460,447)	$(2,157,170)	$(748,501)

LOSS PER SHARE—
BASIC AND DILUTED	$(.01)	$(.13)	$(.32)	$(.22)

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	7,738,599	3,426,887	6,695,499	3,426,887

See notes to condensed consolidated financial statements

VICOM, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

	September 30, 2000	December 31, 1999
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$637,973	$204,365
Accounts receivable, net allowance of $75,000 and $140,000	6,353,275	5,369,221
Inventories, net allowance of $370,000 and $330,000	2,288,457	1,801,596
Costs and estimated earnings in excess of billings	94,751	232,725
Other	384,303	154,766

TOTAL CURRENT ASSETS	9,758,759	7,762,673

PROPERTY AND EQUIPMENT Net of accumulated depreciation of $1,105,643 and $1,372,118	$2,424,571	$1,324,080

NONCURRENT ASSETS
Goodwill, net of accumulated amortization of $351,907 and $101,604	2,997,808	3,249,111
Other	214,663	262,881

	3,212,471	3,511,992

	$15,395,801	$12,598,745

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of deposits	$—	$126,297
Notes and installment obligations payable—current maturities	2,557,532	4,246,433
Accounts payable	4,071,644	4,503,451
Other liabilities	766,551	977,513
Due to ENStar, Inc.	108,499	207,170
Deferred service obligations and revenue	409,288	584,716

TOTAL CURRENT LIABILITIES	7,913,514	10,645,580

NOTES AND INSTALLMENT OBLIGATIONS PAYABLE	358,443	926,821

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, liquidation preference of $10.50 per share:
8% Class A cumulative convertible—no par value, (issued and outstanding—0 and 2,550 shares)	—	23,638
10% Class B cumulative convertible—no par value (issued and outstanding—22,836 and 37,550 shares)	218,869	359,893
10% Class C cumulative convertible—no par value (issued and outstanding—153,310 and—0 shares)	1,533,100	—
Common stock—no par value (issued 8,113,108 and 4,984,845 shares; outstanding 7,913,169 and 4,784,906 shares)	1,783,137	4,551,745
Options and warrants	13,380,200	217,028
Unamortized compensation	(186,823)	(258,659)
Accumulated deficit	(9,604,639)	(3,867,301)

	7,123,844	1,026,344

	$15,395,801	$12,598,745

See notes to condensed consolidated financial statements.

VICOM, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR NINE MONTHS ENDED SEPTEMBER, 2000 AND 1999

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2000	1999
OPERATING ACTIVITIES
Net loss	$(2,157,170)	$(748,501)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation	452,163	192,015
Amortization	398,781	41,184
Gain on sales of property and equipment	(5,234)	—
Changes in operating assets and liabilities:
Accounts receivable	(976,320)	652,178
Inventories	(486,861)	391,688
Costs, estimated earnings, and billings	137,974	—
Other assets	(115,974)	(82,509)
Accounts payable and other liabilities	(741,439)	294,550
Deferred service obligations and revenue	(175,428)	(542,511)

Net cash provided (used) by operating activities	(3,669,508)	198,094

INVESTING ACTIVITIES
Purchases of property and equipment	(1,409,830)	(331,671)
Proceeds from sales of property and equipment	62,410	—
Issuance of note receivable	(96,897)	—
Collections on notes receivable	31,551	28,375

Net cash used by investing activities	(1,412,766)	(303,296)

FINANCING ACTIVITIES
Decrease in checks issued in excess of deposits	(126,297)	(164,662)
Net increase in bank line of credit	942,600	773,007
Proceeds from notes and installment obligations payable	144,907	—
Payments on notes and installment obligations payable	(987,326)	(459,091)
Collections on subscription receivable	458,250	—
Proceeds from issuance of stock and warrants	5,703,704	25,000
Stock issuance costs	(596,579)	(42,945)
Preferred stock dividends	(23,377)	(26,107)

Net cash provided by financing activities	5,515,882	105,202

INCREASE IN CASH	433,608	—
CASH
Beginning of period	204,365	—

End of period	$637,973	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$430,023	$158,575
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capitalized equipment purchases	$200,000	—
Notes payable converted to stock and warrants issued	$2,633,100	$25,500
Subscriptions receivable on common stock	$458,250	$—
Warrant dividends	$13,255,869	$—
Refinancing of debt	$1,603,189	$—
Conversion of preferred to common stock	$107,522	$—

See notes to condensed consolidated financial statements

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

Certain Financing Activities

    In March 2000, Vicom's subsidiary, Corporate Technologies, USA, Inc. (CTU), entered into a $2,250,000 debenture/loan agreement with Convergent Capital (Convergent), requiring interest at prime plus 4% (plus 6% if in default) and due on December 31, 2000. The loan proceeds were used to pay off a previous CTU line of credit due March 31, 2000. Convergent, as additional consideration in the transaction, was given a warrant with a term of seven years to purchase 40,000 shares of Vicom's common stock at a price of $5.20 per share.

    On July 11, 2000, the Convergent agreement was amended to extend the due date to June 1, 2005. The terms of the amended agreement require interest only payments for 36 months from July 11, 2000 and thereafter 22 equal monthly payments of principal and interest until the loan is paid in full. The amended agreement also requires interest at 14% annually (16% annually if Vicom is in default). Convergent, as additional consideration for extending the loan, was issued a warrant with a term of seven years to purchase 110,000 shares of Vicom common stock at a price of $4.18 per share.

    In order to enhance liquidity, Vicom, in the quarter ended September 30, 2000, issued 72,810 shares of 10% Class C Convertible preferred stock in the amount of $728,100.

Loss Per Share

    Loss per share-basic is determined by dividing net income loss plus the preferred stock dividends by the weighted average common shares outstanding. Net loss per common share-diluted is computed by dividing net loss plus the preferred stock dividends by the weighted average common shares outstanding and the common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock). Common share equivalents are not included in the computations as their effects were anti-dilutive.

FORWARD-LOOKING STATEMENTS

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, product pricing, management for growth, integration of acquisitions, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this statement. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or Company's forward-looking statements.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    Vicom is the parent corporation of three wholly-owned subsidiaries, Corporate Technologies, USA, Inc. (CTU), MultiBand, Inc. (MultiBand) and Vicom Midwest Telecommunications Systems, Inc. (VMTS). VMTS was not active as of September 30, 2000. In late 1999, to expand its range of computer product and service offerings, Vicom formed CTU to acquire the stock of Ekman, Inc. Vicom incorporated MultiBand in February 2000 to provide voice, data and video services to residential multi-dwelling units (MDUs). MultiBand is in the start-up phase.

    Vicom has provided clients with telecommunications products and services since its inception in 1975. As of September 30, 2000, we were providing telephone equipment and service to more than 1,000 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 3,500 customers. The telecommunications systems we distribute are intended to provide customers with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System, and from other interconnected telephone companies.

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

RESULTS OF OPERATIONS

Revenues

    Revenues increased 220% to $10,219,008 in the quarter ended September 30, 2000, as compared to $3,189,197 for the quarter ended September 30, 1999. For the nine months period ended September 30, 2000, revenues increased 131% to $28,624,886 as compared to $12,397,994 for the similar period last year. Both increases in revenues are directly attributed to the Company's acquisition of Ekman, Inc. in late 1999.

Gross Margin

    The Company's gross margin increased 128% or $1,319,594 to $2,350,899 for the quarter ended September 30, 2000, as compared to $1,031,305 for the similar quarter last year. The gross margin increase is due to the aforementioned acquisition of Ekman, Inc. For the quarter ended September 30, 2000, as a percent of total revenues, gross margin was 23% as compared to 32% for the similar period last year. The decrease in the gross margin percentage is primarily due to increased sales of personal computer products, which sales have lesser gross margins than the Company's traditionally based telephone equipment sales

    For the nine month period ended September 30, 2000, the Company's gross margin increased 104% or $3,288,192 to $6,443,834 as compared to $3,155,642 for the similar period last year. The gross margin increase is due to the aforementioned acquisition of Ekman, Inc. For the nine month period ended September 30, 2000, as a percent of total revenues, gross margin was 23% as compared to 25%

for the similar period last year. The decrease in the gross margin percentage is primarily due to increased sales year to date of personal computer products, which sales have lesser gross margins than the Company's traditionally based telephone equipment sales.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased 71% to $2,501,869 in the quarter ended September 30, 2000, compared to $1,465,764 in the prior year quarter. This increase in expenses is primarily related to increased payroll due to acquisitions and start-up expenses for the Company's MultiBand, Inc. subsidiary. Selling, general and administrative expenses were, as a percentage of revenues, 24% for the quarter ended September 30, 2000 and 46% for the similar period a year ago.

    For the nine-month period, these expenses increased 117% to $8,154,184 compared to $3,752,672 in the prior year period. The increase in expenses is primarily related to increased payroll due to acquisitions and start-up expenses for the Company's MultiBand, Inc. subsidiary. For the nine month period ended September 30, 2000, selling, general and administrative expenses were, as a percentage of revenues, 28% and 30% for the similar period a year ago.

Interest Expense

    Interest expense was $133,669 for the quarter ended September 30, 2000, versus $64,670 for the similar period a year ago, reflecting an increased Company debt load due to acquisition related debt and increased bank borrowings. It was $446,820 for the nine month ended September 30, 2000, and $149,543 for the similar period a year ago.

Net Loss

    In the third quarter of fiscal 2000, the Company incurred a net loss of $114,805 compared to a net loss of $460,447 for the third fiscal quarter of 1999. The nine month period ended September 30, 2000, resulted in a net loss of $2,157,170 compared to a net loss of $748,501 for the similar period last year.

Liquidity and Capital Resources

    Available working capital, for the nine months ended September 30, 2000, increased over the similar period last year due to proceeds from issuance of stock and exercise of outstanding warrants, which helped offset Vicom's net operating loss. Vicom experienced a significant decrease in accounts payable for the period ended September 30, 2000 versus last year's period, primarily due to the aforementioned proceeds, which were used to reduce payables. Accounts receivables increased materially for the period ended September 30, 2000 compared to the prior year period due to a significant increase in revenues resulting from the acquisition of Ekman, Inc. in late 1999.

    Inventories year to date increased over last year's prior period inventories due to the aforementioned revenue increases. Net borrowings under credit agreements increased materially for the nine months ended September 30, 2000 compared to the prior year's period due to debenture financing with a lender, the proceeds of which were used to pay off a bank line of credit.

    Management of Vicom believes that, for the near future, cash generated by sales of stock, exercise of warrants, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business.

Capital Expenditures

    The Company used $1,409,830 for capital expenditures during the nine months ended September 30, 2000, as compared to $331,671 in the similar period last year. These year to date 2000 expenditures were primarily for construction in process items, which totaled $978,810 and related to the start up of MultiBand. The balance of year to date 2000 expenditures, $431,020, consisted of equipment acquired for internal uses such as vehicles, office furniture, computer systems and demonstration systems. For the similar period last year, substantially all capital expenditures consisted of equipment acquired for internal use.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  a.
  An Annual Meeting of Vicom shareholders was held on August 10, 2000.

  b.
  The meeting resulted in the re-election for one year of the following individuals as follows:
Nominee	For	Against
Steven Bell	4,101,666	0
Jonathan Dodge	4,101,666	0
David Ekman	4,101,666	0
Marvin Frieman	4,101,666	0
Paul Knapp	4,101,666	0
James L. Mandel	4,101,666	0
Pierce McNally	4,101,666	0
Mark Mekler	4,101,666	0
Manuel A. Villafana	4,101,666	0

  c.
  Voting to ratify Lurie, Beskiof, Lapidus & Co., LLP as independent auditors of Vicom for the fiscal year ended December 31, 1999:
For	Against	Abstain
4,096,666	0	5,000

  d.
  Voting to approve an amendment to Vicom's 1999 Stock Compensation Plan to change the total number of stock shares reserved for awards under the plan to 2.5 million:
For	Against	Abstain
4,092,916	6,250	2,500

  e.
  Voting to approve Vicom's 2000 non-employee Director Stock Compensation Plan:
For	Against	Abstain
4,094,166	5,000	2,500

  f.
  Voting to approve Vicom's 2000 employee stock Purchase Plan:
For	Against	Abstain
4,094,166	5,000	2,500

ITEM 5.  LEGAL PROCEEDINGS

    As of September 30, 2000, Vicom was not engaged in any material pending legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

        27

  (b)
  Reports on Form 8-K.

        None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VICOM, INC. Registrant
Date: November 14, 2000	By:	/s/ JAMES L. MANDEL James L. Mandel Chief Executive Officer
Date: November 14, 2000	By:	/s/ STEVEN M. BELL Steven M. Bell Chief Executive Officer (Principal Financial and Accounting Officer)

QuickLinks

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
SIGNATURES