Form 10-K
period 2000-12-31
VICOM INC
filed 2001-03-30
CIK 732412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________
         TO _____________

                         COMMISSION FILE NUMBER 0 - 1325


--------------------------------------------------------------------------------

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

                The Company's Internet Address: www.vicominc.net
     (Registrant's telephone number, facsimile number, and Internet address)

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock ($0.01 par value per share)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    Yes |X|      No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any
amendment to this Form 10-K.                                     | |

         As of March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq Smallcap was approximately $16,303,810.

         As of December 31, 2000, there were 8,023,352 outstanding shares of the registrant's common stock, par value $0.01 per share.

--------------------------------------------------------------------------------

                       Documents Incorporated By Reference

         Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

                                Table of Contents
                                                                            Page
Part I
                   Item 1.  Business                                          4
                            Summary
                            Industry Overview
                            Products and Services
                            MultiBand, Inc.
                   Item 2.  Properties                                       12
                   Item 3.  Legal Proceedings                                12
                   Item 4.  Submission of Matters to a Vote of               12
                              Security Holders

Part II
                   Item 5.  Market for the Registrant's Common               12
                              Equity and Related Shareholder
                              Matters
                   Item 6.  Selected Financial Data                          15
                   Item 7.  Management's Discussion and Analysis             16
                              of Financial Condition and Results
                              of Operations
                   Item 7A. Quantitative and Qualitative Disclosures         22
                              About Market Risk
                   Item 8.  Financial Statements and Supplementary           22
                              Data
                   Item 9.  Changes in and Disagreements with Accountants    24
                              on Accounting and Financial Disclosure
Part III
                   Item 10. Directors and Executive Officers of the          24
                              Registrant
                   Item 11. Executive Compensation                           24
                   Item 12. Security Ownership of Certain Beneficial         24
                              Owners and Management
                   Item 13. Certain Relationships and Related                24
                              Transactions
Part IV
                   Item 14. Exhibits, Financial Statement Schedules,         25
                              and Reports on Form-8k
                            Signatures

ITEM 1

BUSINESS

SUMMARY

         Vicom, Incorporated (Vicom) is a Minnesota corporation formed in September 1975. Vicom is the parent corporation of three wholly-owned subsidiaries, Corporate Technologies, USA, Inc. (CTU), MultiBand, Inc. (MultiBand), and Vicom Midwest Telecommunication Systems, Inc. (VMTS). VMTS was not active as of January 1, 2000.

         Vicom completed an initial public offering in June 1984. In November 1992, Vicom became a non-reporting company under the Securities Exchange Act of 1934. In July 2000, Vicom regained its reporting company status.

         Vicom's website is located at: www.vicominc.net.

         Vicom recently expanded its efforts to establish itself within the rapidly evolving telecommunications and computer industries. Effective December 31, 1998, Vicom acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, Vicom, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (CTU). MultiBand, Inc. is in the start-up phase and was incorporated in February 2000.

         Vicom and CTU provide voice, data and video systems and services to business and government. MultiBand, Inc. provides voice, data and video services to multiple dwelling units (MDU's).

         Vicom has provided clients with telephone communications products and services since its inception in 1975. As of March 15, 2001, Vicom was providing telephone equipment and service to more than 1,000 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 3,500 customers. Telecommunications systems distributed by Vicom are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

         CTU provides a full range voice, data and video communications systems and service, system integration, training and related communication sales and support activities for commercial, professional and institutional customers, most of which are located in Minnesota, North Dakota, South Dakota and Nebraska. Vicom purchases products and equipment from NEC America, Inc. (NEC), Cisco Systems, Inc. (Cisco), Nortel Networks Corp. (Nortel), ECI Telecommunications, Inc. (ECI), and other manufacturers of communications and electronic products and equipment. Vicom uses these products to design telecommunications systems to fit its customers' specific needs and demands.

         The products sold by Vicom and CTU include Private Branch Exchange
(PBX), telephone systems, hubs and routers used as interconnection devices in computer networks, personal computers, desktop video-conferencing units, and the wire and cable products required to make all the other aforementioned products integrate and operate as necessary. Vicom and CTU have trained staff that install, maintain and repair the products we sell. Repair of products is performed under either a time and materials basis or an extended service contract basis, at the customer's election, once the manufacturer's original warranty on a product has expired.

         Extended service contracts offered by Vicom and CTU generally range in length from 12 to 36 months. The contracts provide for repair or replacement of all broken or non-working materials and the labor necessary to make such repairs or replacements, subject to exceptions for customer abuse or negligence and problems due to fire, flood or other causes beyond Vicom and CTU's control.


INDUSTRY OVERVIEW

         Vicom recently expanded its efforts to establish itself within the rapidly evolving telecommunications and computer industries.

         In the current climate of intense global competition and accelerating technological change, businesses increasingly depend upon technology-based solutions to enhance their competitive position, and to improve their productivity and the quality of their products and services. Today's business environment mandates the availability of efficient voice and video communication channels and information in formats suited to a wide variety of users. Businesses are looking to a variety of new technologies to enhance the performance of their communication systems and to allow information technology
(IT) systems to collect, analyze and communicate information within the enterprise and among customers and suppliers. An organization's ability to integrate and deploy new communication and IT technologies in a unified and cost-effective manner has become critical to competing successfully in today's rapidly changing business environment.

         While organizations recognize the importance of communication and IT systems in this business environment, the selection, implementation, customization and maintenance of these systems are becoming more complex and the resources required to perform these tasks are becoming increasingly scarce. Faced with a shortage of qualified technical resources and great demands to implement the latest technology, customers are increasingly relying on outside vendors to provide the necessary resources. By outsourcing communication and IT services, companies are able to focus on their core businesses; access specialized technical skills; implement solutions more rapidly; benefit from flexible staffing; and reduce the cost of recruiting, training and retaining communication and IT professionals.

         As a result of these factors, demand for communication and IT services and products has grown significantly. For calendar year 1999, Philips InfoTech (InfoTech), a market research firm specializing in telecommunications market information, estimates that the U.S. market for switching, maintenance and professional services and application equipment was over $17 billion, and the U.S. market for telecommunications maintenance and professional services and application equipment was estimated to be $4 billion. As customers seek the competitive advantages that advanced communication and computer telephony integration can deliver, growth of certain segments of call processing are expected to be particularly strong. According to InfoTech, between 1999 and 2004, the U.S. Market for voice mail, interactive voice response units, automated call distribution equipment and other telecommunication peripherals and applications is expected to grow at a compound annual growth rate of approximately 7.5%. By 2004, the U.S. market for these associated applications and peripherals is projected to be over $10 billion. The 1999 worldwide market for IT services was estimated at $605 billion and is projected to grow to $1.3 trillion by 2004, according to DataQuest, Inc., a unit of Gartner Group, the world's premiere business technology advisor. The market will continue to be fueled by end-user demand for external service providers for everything from product support to e-business transformation services to business process outsourcing. Business management services are projected to achieve the fastest growth at a compound annual growth rate of 25% through 2004.

         The markets and technologies for communication equipment and IT applications and systems continues to converge as communication equipment migrates from proprietary switches to software-driven systems operating on standardized computer platforms. As a result, businesses are integrating their communication and IT systems. In addition, many middle-market and Fortune 500 companies rely on multiple, often specialized providers, where there is no distinct responsible party, creates vendor relationships that are difficult and expensive to manage and adversely impacts the quality and compatibility of communications and IT solutions. As previously separate communication and IT technologies converge and their interoperability increases, more organizations will seek a unified technology solution. Vicom believes that these organizations will attempt to reduce costs and management complexity by establishing relationships with a small number of providers that offer a broad range of both communication and IT products and services throughout the full life-cycle of a project.


PRODUCTS AND SERVICES

VICOM AND CORPORATE TECHNOLOGIES, USA (CTU)

         Vicom and CTU provide other technical and customer services as described hereafter.

PRICING AND AVAILABILITY

         We use our volume and purchasing power to achieve competitive pricing of goods for our clients. We have the ability to provide a web-based client site that allows clients to see availability and costs of hardware and software in real time through the Internet by accessing current pricing and availability from our manufacturers' Internet websites. This Internet-based model allows us to extend product procurement services beyond the traditional 8 a.m. to 5 p.m. schedule and into a 7 days a week, 24 hours a day service, providing a high level of client flexibility.

WARRANTY POLICY

         We strongly believe in the philosophy of "Service what you sell." We do not knowingly sell any hardware product that we do not have authorized service personnel to facilitate any warranty work that needs to be done. We are committed to fulfill all warranty service calls in accordance with the manufacturer's warranty, which range in length from 30 days to one year from the date of sale.

ON SITE AND DEPOT REPAIR

         CTU is authorized for depot and on site warranty repair for many manufacturers, including Apple Computers, Nortel, Inc., Cisco, Hewlett Packard Co., International Business Machines Corp. (IBM), Sun Microsystems, Inc., Compaq Computer Corp., Xerox Corp., and Okidata Corp. With over $500,000 in spare parts inventory, we have made a conscious effort to have the part clients need, when they need it.

WIDE AREA NETWORK CONNECTIVITY

         Our staff of Cisco and Nortel Wide Area Network (WAN) trained engineers assist organizations with integrating their multiple sites, allowing the exchange of information between geographically separated sites. Our association with local Internet Service Providers (ISPs) gives us the opportunity to offer organizations with multiple locations a single source provider providing a cost-effective solution to WAN needs.

TECHNICAL SUPPORT FOR NETWORKING

         We are committed to obtaining the highest vendor authorizations available to indicate our knowledge and expertise to today's complex technological environment. Becoming the only Microsoft Solution Partner, Novell Platinum Reseller and Sun Microsystems Competency 2000 Certified reseller in North Dakota is an indication of this commitment. Our staff of Certified Novell Engineers (CNEs), Microsoft Certified System Engineers (MCSEs), Sun Microsystems System Engineers, as well as certified personnel in products such as Nortel and Cisco routers, gives CTU an advantage over other resellers in North Dakota. The knowledge and skills of our system engineers helps organizations meet today's challenges and maintain a market advantage. Our close relationships and certification levels with our vendors gives our staff access to resources that few other value added resellers can provide.

TRAINING

         CTU is both a Novell Authorized Education Center (NAEC) and a Microsoft Certified Technical Education Center (CTEC). We also provide A+ Certification training and end-user training on most of today's most popular business productivity software, either on site or at our Training Center. These facilities allow CTU and our clients to stay current in today's ever-changing technology environment. We will be evaluating opportunities to expand our training center revenues to the other markets we serve.

CONSULTING

         As a multi-service, multi-vendor, multi-site integrator, CTU has the extensive infrastructure to offer solutions to complex technical challenges through our consulting service. With years of experience in Local Area Networks
(LAN) and WAN technology, our consultants are dedicated to finding the solution that will solve our customers' needs now and in the future. We specialize in providing an integrated cost-effective, single source solution.

SALES AND MARKETING

         As of March 15, 2001, we had 40 sales and marketing personnel with expertise in telecommunications, computers and network services. Vicom has a consultative approach to selling, in which the salesperson analyzes the customer's operations and then designs an application-oriented technical solution to make the customer more efficient and profitable. Vicom uses several techniques to pursue new customer opportunities, including advertising, participation in trade shows, seminars and telemarketing.

CUSTOMERS

         Vicom and CTU provide its products and services to commercial, professional and government users within the states of Minnesota, North Dakota, South Dakota and Nebraska. Vicom's customers are diverse and represent various industries such as financial services, hospitality, legal, manufacturing, and education. Vicom received approximately 27% of all revenues from two customers in the year 2000. In 1999, no one customer provided 10% or more of Vicom's total revenues. In 1998, one customer, Minneapolis Public Schools, provided 15% of Vicom's revenues. In its year ended June 30, 1999, Ekman, Inc. (the predecessor company to CTU) received 23% and 10% of its revenues, respectively, from two major customers, Great Plains Software and Meritcare Health Systems. In its year ended June 30, 1998, those two customers provided Ekman, Inc. with 7% and 26% of total revenues, respectively.

CUSTOMER SERVICE

         CTU has eight full-time customer service personnel who assist in project management duties, post-sale communications (which include site surveys), coordinated network services, and end-user training. Each key account is assigned its own individual customer service representative to ensure efficient implementation. The customer service representative works closely with the sales representative and main technician assigned to the project to facilitate the utmost in customer satisfaction.

BACK OFFICE

         Back office refers to the hardware and software systems that support the primary functions of our operations, including sales support, order entry and provisioning, and billing.

         Order entry involves the initial loading of customer data into our information system. Currently our sales representatives take orders and our customer service and purchasing representatives load the initial customer information into our ILS (Integrated Logistic System) billing and accounting system. We use the ILS to manage and track the timely completion of each step in the provisioning and installation process. Our system is designed to enable the sales or customer service representative to keep an installation on schedule and notify the customer of any potential delays. Once an order has been completed, we update our billing system to initiate billing of installed products or services.

SUPPLIERS

         As previously mentioned, Vicom purchases products and equipment from NEC, ECI, Cisco, Nortel, and other manufacturers of communications and computer products. The telecommunication products are purchased directly from the manufacturers. The computer products are purchased both directly from the manufacturer and also indirectly from major wholesalers such as Pinacor, Ingram Micro and Tech Data Corporation.

         In 2000, Ingram Micro supplied 24% and Tech Data provided 18% of total products purchased. In 1999, Tech Data supplied 34% and NEC supplied 18% of Vicom's total products purchased. In 1998, NEC supplied 60% and ECI supplied 19% of Vicom's total products purchased. In its year ended June 30, 1999, Pinacor supplied 42% and Ingram Micro supplied 21% of Ekman Inc.'s (the predecessor to
CTU) total products purchased. In its year ended June 30, 1998, Pinacor supplied 34%, Ingram Micro supplied 17%, and Synnex supplied 11% of Ekman, Inc.'s total products purchased.

         The products Vicom and its subsidiary, CTU, purchase are off-the-shelf products. Vicom and CTU have several alternate suppliers of computer products and could substitute any one of these suppliers with an alternate supplier fairly quickly on the same or similar terms.

         CTU has a distribution agreement with NEC, its main supplier of telecommunication products, which expires June 30, 2001. CTU could replace NEC with an alternate supplier fairly quickly, but with a less competitive product. However, CTU's replacement of NEC could have a material adverse effect on Vicom's business, operating results and financial condition.

MULTIBAND

         We have expanded our strategy to include the vast potential of the multi dwelling unit (MDU) market. Our experience in this market suggests that property owners and managers are currently looking for a solution that will satisfy two pressing concerns. The first problem that they are dealing with is how to satisfy the residents who desire to bring satellite television service to the unit without creating an eyesore or a structural/maintenance problem. The second is how to allow competitive access for local and long distance telephone cable television and Internet services. Our MultiBand(SM) offering addresses these problems and provides the consumer several benefits, including:

         o        Lower Cost Per Service

         o        Blended Satellite and Cable Television Package

         o Multiple Feature Local Phone Services (features such as call waiting, call forwarding and three-way calling)

         o        Better than Industry Average Response Times

         o        One Number for Billing and Service Needs

         o        One Bill for Local, Long Distance Cable Television and
                  Internet

         o        "Instant On" Service Availability

         As we develop and market this package, we will keep a marketing focus on two levels of customer for this product. The primary decision-makers are the property owners/managers. Their concerns are focused on delivering their residents reliability, quality of service, short response times, minimized disruptions on the property, minimized alterations to the property and value added services. Each of these concerns is addressed in our contracts with the property owner, which include annual reviews and 10 to 20 year terms as service providers on the property. The secondary customer is the end-user. We will provide the property with on-going marketing support for their leasing agents to deliver clear, concise and timely information on our services. This will include simple sign up options that should maximize our penetration of the property.

MULTIBAND INDUSTRY ANALYSIS

         All statistics in this section were taken from the 1998 statistical abstract of the United States; communications and information technology section, authored by the U.S. Census Bureau.

CABLE AND PAY TELEVISION

         The U.S. Census Bureau has reported that as of December 31, 1997, the last official year reported, there were more than 64,210,000 cable and pay TV subscribers in the United States, with an average bill of $26.48 per month each. Vicom estimates, based on the aforementioned U.S. Census Bureau data, that this equates to annual cable and pay television billing revenues of more than $20 billion. The U.S. Census Bureau has also estimated that consumer spending on cable and pay television for the year ended December 31, 1998 surpassed $31.8 billion. Projections compiled by the U.S. Census Bureau indicate that by 2001, consumer spending per person for cable and pay television will reach $196.62 or over $55 billion annually.

TELEPHONE

         According to the U.S. Census Bureau, as of December 31, 1996, there were more than 104,000,000 residential access lines with an average monthly bill of $19.58 or $24 billion. This accounted for 93.8% of American homes. In the same year, total toll service revenues for interstate long distance reached $82 billion.

INTERNET

         According to the U.S. Census Bureau, the average annual spending per person in the United States in 2001 for Internet services is estimated to be $49.32. This is based on a projected population of more than 280,000,000 people, which equates to approximately $13.8 billion.

SUMMARY

         When taken as a whole, and based on Vicom's interpretations of U.S. Census Bureau statistics, these services could generate over $170 billion annually by the end of 2001. These statistics indicate stable growing markets with demand that is likely to deliver significant values to businesses that can obtain a subscriber base of any meaningful size.

STRATEGY

         For the near future, the services described below will be offered only in the state of Minnesota.

LOCAL TELEPHONE SERVICE

         Our primary competition will come from the local incumbent providers of telephone and cable television services. In Minnesota, we expect to compete with Qwest (Qwest) for local telephone services and with MediaOne Group, Inc. (Media
One) for PAY-TV customers. Although Qwest has become the standard for local telephone service, we believe we have the ability to underprice their service while maintaining high levels of customer satisfaction.

CABLE TELEVISION SERVICE

         MediaOne is the cable television service provider that has resulted from the merger and acquisition of three competitive cable providers. This actually has improved the overall continuity of service. However, we have a significant consumer benefit in that we are establishing private rather than public television systems, which allows us to deliver a package that is not laden with local "public access" stations that clog the basic service package. In essence, we will be able to deliver a customized service offering to each property based upon pre-installation market research that we perform.

LONG DISTANCE TELEPHONE SERVICE

         AT&T Corp., MCI WorldCom Inc., and Sprint Corp. are our principal competitors in providing long distance telephone service. They offer new products almost weekly. Our primary concern in this marketplace is to assure that we are competitive with the most recent advertised offerings in the "long distance wars." We will meet this challenge by staying within a penny of the most current offering, while still maintaining a high gross margin on our product. We accomplish this through various carrier agency associations. We expect to generate a high penetration in our long distance services amongst our local service subscribers because private property owners in the shared tenant environment (similar to a hotel environment) are not required to offer multiple long distance carriers to their tenants.

INTERNET ACCESS SERVICE

         The clear frontrunners in this highly unregulated market are America Online, Inc. and CompuServe Corp. They compete with local exchange carriers, long distance carriers, Internet backbone companies and many local ISPs (Internet Service Providers). Competition has driven this to a flat rate unlimited access dial-up service market. The general concern among consumers is the quality of the connection and the speed of the download. Our design provides the highest connection speeds that are currently available. The approach that we will market is "blocks of service." Essentially, we deliver the same high bit rate service in small, medium and large packages, with an appropriate per unit cost reduction for those customers that will commit to a higher monthly expenditure.

MARKET DESCRIPTION

         We are currently marketing MultiBand(SM)to MDU properties throughout Minnesota. We are focusing on properties that consist of 50 or more units. We will target properties that range from 50 to 150 units on a contiguous MDU property for television and Internet access only. We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

         We are initially concentrating on middle to high-end rental complexes. We are also pursuing selected college campus apartment buildings and resort area condominiums. A recent U.S. Census Bureau table indicates that there are more than 65,000 properties in the United States that fit this profile. Assuming an average of 100 units per complex, our focus is on a potential subscriber base of 6,500,000.

         A recent PROPERTY OWNERS AND MANAGER SURVEY, published by the U.S. Census Bureau and dated March 28, 2000, shows that the rental properties are focusing on improving services and amenities that are available to their tenants. These improvements are being undertaken to reduce tenant turnover, relieve pricing pressures on rents and attract tenants from competing properties. We believe that most of these owners or managers are not interested in being "in the technology business" and will use the services that we are offering. Various iterations of this package will allow the owners to share in the residual income stream from the subscriber base.

BACKLOG

         At December 31, 2000, MultiBand was committed to approximately $6,000,000 and $30,000,000 of future equipment installations under contractual and non-contractual letter of intent arrangements, respectively. The Company's timetable for completing and its ability to complete these installations is contingent on its ability to raise additional debt and/or equity financing necessary to fund the installations.

EMPLOYEES

         As of March 15, 2001, Vicom employed four full-time management employees. As of that same date, CTU had 138 full-time employees, consisting of 40 in sales and marketing, 79 in technical positions, 8 in customer service, 5 in management and 6 in administration and finance. As of March 15, 2001, MultiBand, Inc. has nine full-time employees, one in sales and the rest in operations.

ITEM 2:

PROPERTIES

         Vicom and its subsidiaries lease principal offices located at 1700 42nd Street SW, Fargo, ND 58013 and 9449 Science Center Drive, New Hope, Minnesota 55428. Vicom also leases a satellite office in Fargo consisting of approximately 3,800 square feet of space under a lease with a term that expires in July 2002. Vicom also has offices staffed with five or fewer employees in Sioux Falls, South Dakota, Omaha, Nebraska, and Bismarck, North Dakota We have no foreign operations. The main Fargo office lease expires in 2001 and covers approximately 20,000 square feet. The Fargo base rent is $18,550 per month. The New Hope office lease expires in 2006 and covers approximately 47,000 square feet. The New Hope base rent is $12,750 per month. Both the New Hope and main Fargo leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities. Both offices have office, warehouse and training facilities.

         Vicom considers its current facilities adequate for its current needs and believes that suitable additional space would be available as needed.

ITEM 3:

LEGAL PROCEEDINGS

         As of December 31, 2000, Vicom was not engaged in any material pending legal proceedings.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

ITEM 5:

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Through May 17, 2000, Vicom's common stock was traded and quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "VICM." From May 18, 2000 until August 21, 2000, the common stock was quoted under the VICM symbol on the Pink Sheets(R) operated by Pink Sheets LLC. From August 21, 2000, to March, 2001,Vicom's common stock was traded and quoted on the OTCBB under the VICM symbol. Presently, the stock has been traded and quoted on the Nasdaq Smallcap market system. The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 1999 and December 31, 2000 and as provided by Nasdaq, the OTCBB or the Pink Sheets. Market quotations provided herein represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                   Quarter Ended            High Bid     Low Bid
                                   -------------            --------     -------

March 31, 1999..........................................       2 1/2       1 5/8
June 30, 1999...........................................      2 5/16       1 5/8
September 30, 1999......................................      2 1/16      1 9/16
December 31, 1999.......................................       4 1/8       1 5/8
March 31, 2000..........................................      12 5/8       2 1/2
June 30, 2000...........................................      10 1/2       4 3/4
September 30, 2000......................................      10 1/8       4 3/4
December 31, 2000.......................................       7 1/8       3 3/8

         As of December 31, 2000, Vicom had 449 shareholders of record of its common stock and 8,023,352 shares of common stock outstanding. As of March 31, 2001, there were no outstanding shares of Class A Preferred, four shareholders held a total of 21,889 shares of Class B Preferred, nine shareholders held a total of 96,800 shares of Class C Preferred, and two shareholders hold a total of 30,000 shares of Class D Preferred.

COMMON STOCK

         Holders of common stock are entitled to one vote per share in all matters to be voted upon by shareholders. There is no cumulative voting for the election of directors, which means that the holders of shares entitled to exercise more than 50% of the voting rights in the election of directors are able to elect all of the directors. Vicom's Articles of Incorporation provide that holders of the Company's common stock do not have preemptive rights to subscribe for and to purchase additional shares of common stock or other obligations convertible into shares of common stock which may be issued by the Company.

         Holders of common stock are entitled to receive such dividends as are declared by Vicom's Board of Directors out of funds legally available for the payment of dividends. Vicom presently intends not to pay any dividends on the common stock for the foreseeable future. Any future determination as to the declaration and payment of dividends will be made at the discretion of the Board of Directors. In the event of any liquidation, dissolution or winding up of Vicom, and subject to the preferential rights of the holders of the Class A Preferred, Class B Preferred, Class C Preferred and Class D Preferred, the holders of common stock will be entitled to receive a pro rata share of the net assets of Vicom remaining after payment or provision for payment of the debts and other liabilities of Vicom.

         All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock of Vicom are not liable for further calls or assessments.

PREFERRED STOCK

         Through 1999, Vicom issued 2,550 shares of Class A Preferred for $23,638 and 37,550 shares of Class B Preferred for $359,893. The Class B Preferred was offered to certain note holders at a conversion rate of $10.00 per share of Class B Preferred. Each share of Class A Preferred and Class B Preferred is non-voting (except as otherwise required by law) and convertible into five shares of common stock, subject to adjustment in certain circumstances. Each holder of a share of Class A Preferred or Class B Preferred has a five-year warrant to purchase one share of common stock at $3.00 per share, subject to adjustment.

         In June 2000, Vicom issued 80,500 shares of Class C Preferred for $805,000. The Class C Preferred was offered to certain note holders at a conversion rate of $10.00 a share. In September 2000, Vicom issued an additional 72,810 shares of Class C Preferred for $728,100. Each share of Class C Preferred is non-voting (except as otherwise required by law) and convertible into two shares of Vicom common stock, subject to adjustment in certain circumstances.

         In November 2000, Vicom issued 72,500 shares of Class D Preferred for $490,332. The Class D Preferred was sold to eight accredited investors at $10.00 per share. Each share of Class D Preferred is non-voting (except as otherwise required by law) and convertible into two and one-half shares of Vicom Common Stock, subject to adjustment in certain circumstances.

         The holders of the Class A Preferred, Class B Preferred, Class C Preferred and Class D Preferred (collectively, "Preferred Stock") are entitled to receive, as and when declared by the Board, out of the assets of the Company legally available for payment thereof, cumulative cash dividends calculated based on the $10.00 per share stated value of the Preferred Stock. The per annum dividend rate is eight percent (8%) for the Class A Preferred and ten percent (10%) for the Class B Preferred and Class C Preferred and fourteen percent (14%) for the Class D Preferred. Dividends on the Class A Preferred, Class C Preferred and Class D Preferred are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Dividends on the Class B Preferred are payable monthly on the first day of each calendar month. Dividends on the Preferred Stock accrue cumulatively on a daily basis until the Preferred Stock is redeemed or converted.

         In the event of any liquidation, dissolution or winding up of Vicom, the holders of the Class A Preferred and Class B Preferred will be entitled to receive a liquidation preference of $10.50 per share, and the holders of the Class C Preferred and Class D Preferred will be entitled to receive a liquidation preference of $10.00 per share, each subject to adjustment. Any liquidation preference shall be payable out of any net assets of Vicom remaining after payment or provision for payment of the debts and other liabilities of Vicom.

         Vicom may redeem the Preferred Stock, in whole or in part, at a redemption price of $10.50 per share for the Class A Preferred and the Class B Preferred and $10.00 per share for the Class C Preferred and Class D Preferred (subject to adjustment, plus any earned and unpaid dividends) on not less than thirty days' notice to the holders of the Preferred Stock, provided that the closing bid price of the common stock exceeds $4.00 per share (subject to adjustment) for any ten consecutive trading days prior to such notice. Upon Vicom's call for redemption, the holders of the Preferred Stock called for redemption will have the option to convert each share of Preferred Stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by Vicom in its sole discretion. Preferred Stock not so converted will be redeemed. No holder of Preferred Stock can require Vicom to redeem his or her shares.

ITEM 6:

SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data for each of the fiscal years in the three year period ended December 31, 2000, have been derived from our financial statements and accompanying notes contained in this prospectus. The Statement of Operations Data for the years ended December 31, 1997 and 1996 and the Balance Sheet data at December 31, 1998, 1997, and 1996 has been derived from our audited financial statements which are not contained in this report.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
STATEMENT OF OPERATIONS DATA        2000              1999              1998              1997             1996
----------------------------        ----              ----              ----              ----             ----
Revenues ..................    $ 39,781,846      $ 20,388,870      $  6,458,113      $  6,639,026     $  5,514,532
Cost of products and
   services ...............    $ 31,698,569      $ 16,247,898      $  4,841,111      $  4,095,990     $  3,929,573
Gross profit ..............    $  8,083,277      $  4,140,972      $  1,617,002      $  2,543,036     $  1,584,959
% of revenues .............            20.3%             20.3%             25.0%             38.3%            28.7%
Selling, general and
   administrative expenses     $ 11,852,041      $  5,823,945      $  2,839,862      $  2,317,388     $  2,617,620
% of revenues .............            29.8%             28.6%             44.0%             34.9%            47.5%
Income (loss) from
Operations ................    $ (3,768,764)     $ (1,682,973)     $ (1,222,860)     $    225,648     $ (1,032,661)
Other expense net .........    $    458,067      $    139,461      $    170,888      $    141,471     $    108,130
Income (loss) before income
   taxes ..................    $ (4,226,831)     $ (1,822,434)     $ (1,393,748)     $     84,177     $ (1,140,791)
Income tax provision ......    $      9,000      $    241,200      $     50,000      $     28,000     $         --
Net income (loss) .........    $ (4,235,831)     $ (2,063,634)     $ (1,443,748)     $     56,177     $ (1,140,791)
Earnings (loss) per common
   share-basic and diluted     $      (0.62)     $      (0.55)            (0.68)     $       0.03            (0.55)
Weighted average shares
   outstanding ............       7,009,751         3,821,978         2,129,387         2,098,944        2,084,279

                                                          DECEMBER 31,
                                                          ------------
BALANCE SHEET DATA           2000            1999             1998             1997            1996
------------------           ----            ----             ----             ----            ----
Working capital
   (deficiency) ....    $  2,870,114    $ (2,882,907)    $    (43,161)    $    376,568    $   (215,585)
Total assets .......    $ 15,614,573    $ 12,598,745     $  6,630,917     $  4,418,239    $  3,994,584
Long-term debt .....    $  3,362,083    $    926,821     $    826,490     $    674,436    $    324,600
Stockholders' equity    $  5,876,352    $  1,026,344     $    689,775     $    973,792    $    892,615

ITEM 7:

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion of the financial condition and results of operations of Vicom, Incorporated should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of total revenue.

REVENUES

                                                      Years Ended December 31,
                                                      ------------------------
                                                           2000       1999
                                                          -----      -----
        Revenues
        Vicom and VMTS                                      8.2%       76.4%
        CTU                                                91.6%       23.6%
        MultiBand                                           0.2%       0.00%
                                                          -----      ------
        Total Revenues                                    100.0%      100.0%
                                                          =====      ======
        Cost of Sales
        Vicom and VMTS                                      6.2%       61.0%
        CTU                                                73.2%       18.7%
        MultiBand                                           0.3%        0.0%
                                                          -----      ------
        Total Cost of Sales                                79.7%       79.7%
                                                          =====      ======
        Gross Margin                                       20.3%       20.3%
        Selling, General and Administrative Expenses       29.8%       28.6%
        Operating income (Loss)                            (9.5%)      (8.3%)
        Net Income (Loss)                                 (10.6%)     (10.1%)


REVENUES

         Total revenues increased 95.1% to $39,781,846 in 2000 from $20,388,870 in 1999. Total revenues decreased from the $44,941,776 pro forma consolidated revenues for 1999, primarily due to intracompany sales to MultiBand, which were eliminated in consolidation.

         Revenues from the CTU segment which traditionally sells computer technologies products and services increased 656% to $36,460,217 in 2000 from $4,821,388 in 1999. This significant increase in CTU segment revenues resulted primarily from the reporting of 12 months revenue in this segment versus two months the prior year due to the November 1, 1999 acquisition of Ekman, Inc. A secondary factor in the CTU revenue increase was the gradual merging of the traditional Vicom and VMTS voice, video and data business segment into the CTU operational and management structure

         Revenues from the Vicom and VMTS segment decreased 79.1% in 2000 to $3,248,310 from $15,567,282 in 1999. The decrease in revenues resulted from the aforementioned merging of Vicom and CTU business segments during fiscal year 2000. Vicom, as of May 2000, did not have active operations or material ongoing revenues.

         Revenues from MultiBand were $73,219 in 2000. There is no comparative data for 1999, as MultiBand was not in operation during that year.

GROSS MARGIN

         The Company's gross margin was $8,083,277 for 2000, as compared to $4,140,972 for 1999. The gross margin increase is due to the aforementioned acquisition of Ekman, Inc. For 2000, as a percent of total revenues, gross margin was 20.3% as compared to 20.3% for 1999. The same gross margin percentage is primarily due to an increase in service sales which allowed the Company to maintain margins.

         The Company's gross margin as a percentage of revenues for Vicom was 24.5%. The Company's gross margin as a percentage of revenues for CTU was 20.1%. The Company's gross loss for MultiBand, Inc. as a percentage of revenues was 44.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 103.5% to $11,852,041 in 2000, compared to $5,823,945 in 1999. This increase in expenses is primarily related to increased payroll due to acquisitions and start-up expenses for the Company's MultiBand, Inc. subsidiary. Selling, general and administrative expenses were, as a percentage of revenues, 29.8% for 2000 and 28.6% for 1999.

INTEREST EXPENSE

         Interest expense was $607,418 for 2000, versus $262,228 for 1999 reflecting an increased Company debt load due to acquisition related debt and increased bank borrowings.

NET LOSS

         In 2000, the Company incurred a net loss of $4,235,831 compared to a net loss of $2,063,634 for 1999.

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

REVENUES

         Vicom revenues increased by $13,930,757 from $6,458,113 in 1998 to $20,388,870 in 1999 an increase of 215.7%. This increase was caused by the acquisition of the Midwest assets of Enstar Networking Corporation for twelve months and the purchase of Ekman, Inc. for two months leading to the creation of Corporate Technologies, USA, Inc.

         From January 1 to November 1, 1999, Vicom's revenues came from one segment, which included stand-alone and integrated voice, video, and data networking technology products and services. With the acquisition of Ekman, Inc., Vicom added the segment, as of November 1, 1999, which sells computer technologies products and services. Voice, video and data networking revenues equaled $15,567,482 for 1999. Computer product revenues totaled $4,821,388 for 1999.

GROSS MARGIN

         Gross margin represents revenue less the cost of products and services. Gross margin, as a percent of revenue, was 20.3% in 1999 versus 25.0% in 1998. Decreased margins in 1999 reflect an increase in computer sales, which have a lower margin than Vicom's traditional voice sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $2,984,083, or 105%, from $2,839,862 in 1998 to $5,823,945 in 1999. Again, the increase in selling, general and administrative expenses is primarily attributable to increased revenues and staffing due to two acquisitions. Vicom, using the Black Scholes pricing models, expensed $6,000 in 1999 for the fair value at the date of grant of 566,050 warrants to purchase Vicom common stock issued to various investors at prices ranging from $0.75 to $3.00 per share.

INTEREST EXPENSE

         Interest expense increased by $81,794 (45%) from $180,434 in fiscal 1998 to $262,228 in 1999. This expense increase is due to increased borrowing under a note and security agreement with Wells Fargo Business Credit dated June 1999 and due to notes payable to investors that were issued in October 1999.

INCOME TAX

         The income tax provision in 1999 and 1998 reflects adjustments to the valuation allowance of net deferred tax assets resulting from net operating loss carryforwards.

NET LOSSES

         Vicom experienced net losses of $2,063,634 and $1,443,748 for 1999 and December 31, 1998, respectively.

UNAUDITED QUARTERLY RESULTS

         The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ended
December 31, 2000. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues in the third quarter of the fiscal year.

                                                              For the Quarters Ended
                                                              ----------------------
                      Dec 31,       Sept 30,      June 30,     March 31,      Dec 31,        Sept 30,      June 30,      March 31,
                        2000          2000          2000          2000          1999           1999          1999          1999
                        ----          ----          ----          ----          ----           ----          ----          ----
Revenues:
Vicom                $ (214,437)    $ 119,037   $ 1,626,568   $ 1,715,142   $ 3,169,488    $ 3,189,197   $ 4,562,655   $ 4,646,142
CTU                  11,320,377    10,077,672     7,061,013     8,003,155     4,821,388              0             0             0
MultiBand                51,020        22,299             0             0             0              0             0             0

Total
Revenues             11,156,960    10,219,008     8,687,581     9,718,297     7,990,876      3,189,197     4,562,655     4,646,142
Cost of Sales         9,517,517     7,868,109     6,506,435     7,806,508     7,005,546      2,157,892     3,697,132     3,387,328
Gross Margin          1,639,443     2,350,899     2,181,146     1,911,789       985,330      1,031,305       865,523     1,258,814

SG&A Expense          3,697,857     2,501,869     2,853,634     2,798,681     2,071,273      1,465,764     1,094,907     1,192,001
Operating Income
(loss)               (2,058,414)     (150,970)     (672,488)     (886,892)   (1,085,943)      (434,459)     (229,384)       66,813
Interest Expense       (160,598)     (133,669)     (146,504)     (166,647)     (112,685)       (64,760)      (37,728)      (47,055)
Other Income
(Expenses)              149,351       169,834       (36,146)     (133,688)      124,695         38,772       (27,221)      (13,479)
Income
(Loss) Before
Taxes                (2,069,661)     (114,805)     (855,138)   (1,187,227)   (1,073,933)      (460,447)     (294,333)        6,279
Income Tax
Provision                (9,000)            0             0             0      (241,200)             0             0             0

Net Income (Loss)    (2,078,661)     (114,805)     (855,138)   (1,187,227)   (1,315,133)      (460,447)     (294,333)        6,279
Net Income
(Loss) Per Share
Basic and Diluted         (0.27)        (0.01)        (0.12)        (0.29)        (0.30)         (0.13)        (0.09)           --

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2000

         Available working capital for 2000 increased $5,753,021 over 1999 to $2,870,114 due to proceeds from issuance of stock and warrants, which helped offset Vicom's net operating loss and net cash used in operating activities of $3,640,226.

         In 2000, the Company entered into a $2,250,000 debenture agreement with a financial institution, interest at 14% payable monthly, due $102,273 per month from August 1, 2003 through June 1, 2005, and collateralized by substantially all Company assets.

         In 2000, the Company entered into a $2,250,000 wholesale line of credit agreement, with a financial institution for the purchase of resale merchandise from certain suppliers, interest generally at 0% (if paid within certain terms), and collateralized by the related inventories and accounts receivable.

         Two commercial line of credit agreements expired in 2000.

         The Company used $1,316,022 for capital expenditures during 2000, as compared to $631,166 in 1999. In addition, the Company financed the acquisition of $1,310,081 of equipment through capital leases in 2000. These 2000 expenditures were primarily for construction related to the start up of MultiBand. For the similar period last year, substantially all capital expenditures consisted of equipment acquired for internal use.

         Net cash used by operations was approximately $3,640,000 in 2000 versus cash provided by operations of approximately $1,385,000 in 1999. The cash used by operation is due to the Company's net loss in 2000. Management of Vicom believes that, for the near future, cash generated by sales of stock, exercise of warrants, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business.

YEAR ENDED DECEMBER 31, 1999

         Working capital needs in 1999 were funded using the following resources:

         In June 1999, Vicom entered into a $2 million revolving credit agreement with Wells Fargo Business Credit, expiring in June 2000. Borrowings under this facility are based on eligible accounts receivable and inventory with interest at prime plus 1.75% (plus 3.0% if in default). The agreement contains certain restrictive covenants, including the maintenance of minimum net income levels and limitations on capital expenditures. As of December 31, 1999, Vicom was not in compliance with its minimum net income level covenant. Vicom used approximately $554,000 of the proceeds from this facility to repay outstanding borrowings under its previous term note and line of credit. As of December 31, 1999, Vicom had outstanding borrowings of $1,169,400 under this agreement.

         Vicom's subsidiary, CTU, had, as of December 31, 1999, $138,000 borrowings on a $2,000,000 line. This line was paid off in March 2000 by the $2,250,000 debenture agreement.

         Net cash provided by operations was approximately $1,385,000 in 1999 versus cash used by operations of approximately $137,000 in 1998. The cash provided from operations in 1999 is due primarily to improvements in operating cash flows related to the Ekman, Inc. acquisition. During 1999, Vicom spent approximately $631,000 in capital expenditures primarily related to its computer system upgrade.

         In March 2000, Vicom raised net proceeds of $1,326,206 in a Regulation D offering. These proceeds were used for general working capital purposes.

YEAR ENDED DECEMBER 31, 1998

         The financial condition of Vicom as of December 31, 1998 was significantly impacted by the acquisition of the assets of the Midwest region of Enstar Networking Corporation ("ENC"). See Note 2 to the Consolidated Financial Statements. The purchase price included approximately $1.5 million of net tangible assets and $549,000 of goodwill acquired. The consideration consisted of 1,350,000 shares of Vicom's common stock with an assigned value of $797,000, a $750,000 subordinated promissory note bearing annual interest at the rate of 9%, a payable of $340,000 for purchase price adjustments and acquisition related costs of $148,000.

         Net cash used by operations was approximately $137,000 in 1998 versus cash provided by operations of approximately $94,000 in 1997. The cash flow deficits from operations in 1998, excluding the $1 million of non-cash adjustments for the write-down of the carrying amounts of certain assets, are due primarily to the loss from operations in addition to increases in revenues and inventories associated with various large school projects. These cash flow deficits resulted in an increase in accounts payable, which reflects higher average days' payments to vendors.

         In May 1998, Vicom amended its bank loan agreement to provide a $500,000 term note at a prime rate plus 2.5% payable in monthly principal and interest installments of $10,846 with the balance due May 1, 2003, and a $100,000 line of credit at prime plus 2.5% due April 30, 1999 (subsequently extended to May 31, 1999). At December 31, 1998, Vicom was not in compliance with certain financial covenants under this agreement. This indebtedness was repaid in June 1999.

         In December 1998, Vicom authorized 275,000 shares of 8% Class A Cumulative Convertible Preferred Stock and 60,000 shares of 10% Class B Cumulative Convertible Preferred ("Class B Preferred"). The Class B Preferred was offered to certain notes payable holders at a conversion price of $10.00 per Class B Share. In December 1998, approximately $350,000 of notes payable were converted into 35,050 shares of Class B Preferred Stock.

         Vicom has historically relied on borrowings from related parties and individuals to fund its operations. These borrowings are unsecured and bear interest at rates ranging from 9% to 15% per annum. Activity under these notes consisted of net cash repayments of approximately $17,000 in 1998 and net borrowings of approximately $189,000 in 1997. In July 1998, approximately $25,000 of notes payable were converted into 50,000 shares of common stock.

FORWARD LOOKING STATEMENTS

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, Year 2000 compliance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the IT and telecommunications industry; stability of foreign governments; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communication solutions for customers in a dynamic industry; and other competitive factors. Because these and other factors could affect the Company's operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Vicom is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 C O N T E N T S


                                                                          Page
                                                                          ----

INDEPENDENT AUDITOR'S REPORT                                               F1

FINANCIAL STATEMENTS

    Consolidated balance sheets                                            F2

    Consolidated statements of operations                                  F3

    Consolidated statements of stockholders' equity                      F4 - F5

    Consolidated statements of cash flows                                  F6

    Notes to consolidated financial statements                          F7 - F22

                                     - F1 -

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Vicom, Incorporated and Subsidiaries
New Hope, Minnesota


We have audited the accompanying consolidated balance sheets of Vicom, Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule in the index at item 14(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicom, Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                        /s/ Lurie Besikof Lapidus & Company, LLP

Minneapolis, Minnesota
February 15, 2001

                                     - F2 -

                      VICOM, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                           ------------------------------
                                       ASSETS                                  2000              1999
                                                                           ------------      ------------
CURRENT ASSETS
    Cash                                                                   $  1,161,479      $    204,365
    Accounts receivable, net of allowance of $159,000 and $140,000            5,661,064         5,369,221
    Inventories, net of allowance of $200,000 and $330,000                    2,122,002         1,801,596
    Costs and estimated earnings in excess of billings                            7,491           232,725
    Other                                                                       294,216           154,766
                                                                           ------------      ------------
       TOTAL CURRENT ASSETS                                                   9,246,252         7,762,673

PROPERTY AND EQUIPMENT                                                        3,277,109         1,324,080

GOODWILL, net of accumulated amortization of $436,678 and $101,604            2,914,037         3,249,111

OTHER                                                                           177,175           262,881
                                                                           ------------      ------------
                                                                           $ 15,614,573      $ 12,598,745
                                                                           ============      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks issued in excess of deposits                                    $         --      $    126,297
    Wholesale financing arrangement                                           2,033,340                --
    Notes and installment obligations payable - current maturities              428,334         4,246,433
    Accounts payable                                                          2,769,390         4,503,451
    Other liabilities                                                           825,933           977,513
    Deferred service obligations and revenue                                    319,141           584,716
    Due to ENStar, Inc.                                                              --           207,170
                                                                           ------------      ------------
       TOTAL CURRENT LIABILITIES                                              6,376,138        10,645,580
                                                                           ------------      ------------

NOTES AND INSTALLMENT OBLIGATIONS PAYABLE                                     3,362,083           926,821
                                                                           ------------      ------------
STOCKHOLDERS' EQUITY
    Cumulative convertible preferred stock, no par value:
       8% Class A (issued and outstanding - -0- and 2,550 shares)                    --            23,638
       10% Class B (issued and outstanding - 22,836 and 37,550 shares)          218,869           359,893
       10% Class C (issued and outstanding - 150,810 and -0- shares)          1,508,100                --
       14% Class D (issued and outstanding - 72,500 and -0- shares)             490,332                --
    Common stock - no par value (issued 8,137,181 and
       4,984,845 shares; outstanding 8,023,352 and 4,784,906 shares)          1,340,074         4,551,745
    Options and warrants                                                     14,347,833           217,028
    Unamortized compensation                                                   (278,138)         (258,659)
    Accumulated deficit                                                     (11,750,718)       (3,867,301)
                                                                           ------------      ------------
                                                                              5,876,352         1,026,344
                                                                           ------------      ------------
                                                                           $ 15,614,573      $ 12,598,745
                                                                           ============      ============

See notes to consolidated financial statements.

                                     - F3 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years Ended December 31,
                                           ----------------------------------------------
                                               2000             1999             1998
                                           ------------     ------------     ------------
REVENUES                                   $ 39,781,846     $ 20,388,870     $  6,458,113
                                           ------------     ------------     ------------

COSTS AND EXPENSES
    Cost of products and services            31,698,569       16,247,898        4,841,111
    Selling, general and administrative      11,852,041        5,823,945        2,839,862
                                           ------------     ------------     ------------
                                             43,550,610       22,071,843        7,680,973
                                           ------------     ------------     ------------

LOSS FROM OPERATIONS                         (3,768,764)      (1,682,973)      (1,222,860)
                                           ------------     ------------     ------------

OTHER INCOME (EXPENSE)
    Interest expense                           (607,418)        (262,228)        (180,434)
    Miscellaneous                               149,351          122,767            9,546
                                           ------------     ------------     ------------
                                               (458,067)        (139,461)        (170,888)
                                           ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                     (4,226,831)      (1,822,434)      (1,393,748)

INCOME TAX PROVISION                              9,000          241,200           50,000
                                           ------------     ------------     ------------

NET LOSS                                   $ (4,235,831)    $ (2,063,634)    $ (1,443,748)
                                           ============     ============     ============

LOSS PER COMMON SHARE-
    BASIC AND DILUTED                      $       (.62)    $       (.55)    $       (.68)
                                           ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC AND DILUTED           7,009,751        3,821,978        2,129,387
                                           ============     ============     ============

See notes to consolidated financial statements.

                                     - F4 -
                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Cumulative Convertible Preferred Stock
                                   ------------------------------------------------------------------------------------------
                                       8% Class A              10% Class B             10% Class C            14% Class D
                                   ------------------      ------------------      ------------------      ------------------
                                    Shares    Amount        Shares    Amount        Shares    Amount        Shares    Amount
                                   --------  --------      --------  --------      --------  --------      --------  --------
BALANCE -
  DECEMBER 31, 1997                      --  $     --            --  $     --            --  $     --            --  $     --

    Conversion of notes
       payable, net of costs             --        --        35,050   336,718            --        --            --        --

    Warrants issued with
       preferred stock                   --        --            --        --            --        --            --        --

    Restricted stock issued              --        --            --        --            --        --            --        --

    Acquisition of ENC                   --        --            --        --            --        --            --        --

    Net loss                             --        --            --        --            --        --            --        --
                                   --------  --------      --------  --------      --------  --------      --------  --------
BALANCE -
  DECEMBER 31, 1998                      --        --        35,050   336,718            --        --            --        --

    Sale of stock                     2,550    23,638         2,500    23,175            --        --            --        --

    Warrants issued:
       Preferred stock                   --        --            --        --            --        --            --        --
       Notes payable                     --        --            --        --            --        --            --        --

    Restricted stock:
       Issued                            --        --            --        --            --        --            --        --
       Forfeited                         --        --            --        --            --        --            --        --
       Amortization expense              --        --            --        --            --        --            --        --

    Acquisition of Ekman:
       Stock                             --        --            --        --            --        --            --        --
       Options and warrants              --        --            --        --            --        --            --        --

    Preferred dividends                  --        --            --        --            --        --            --        --

    Net loss                             --        --            --        --            --        --            --        --
                                   --------  --------      --------  --------      --------  --------      --------  --------
BALANCE -
  DECEMBER 31, 1999                   2,550  $ 23,638        37,550  $359,893            --  $     --            --  $     --

(WIDE TABLE CONTINUED)

                                       Common Stock                              Unamor-
                                ---------------------------      Warrants         tized           Accumu-
                                  Shares                            and           Compen-          lated
                                  Issued          Amount          Options         sation          Deficit          Total
                                -----------     -----------     -----------     -----------     -----------     -----------
BALANCE -
  DECEMBER 31, 1997               2,106,236     $ 1,295,742     $        --     $        --     $  (321,950)    $   973,792

    Conversion of notes
       payable, net of costs         50,000          25,000              --              --              --         361,718

    Warrants issued with
       preferred stock                   --              --             701              --              --             701

    Restricted stock issued         106,759          62,988              --         (62,988)             --              --

    Acquisition of ENC            1,350,000         797,312              --              --              --         797,312

    Net loss                             --              --              --              --      (1,443,748)     (1,443,748)
                                -----------     -----------     -----------     -----------     -----------     -----------
BALANCE -
  DECEMBER 31, 1998               3,612,995       2,181,042             701         (62,988)     (1,765,698)        689,775

    Sale of stock                        --              --              --              --              --          46,813

    Warrants issued:
       Preferred stock                   --              --           3,687              --              --           3,687
       Notes payable                     --              --         112,640              --              --         112,640

    Restricted stock:
       Issued                       144,600         248,866              --        (248,866)             --              --
       Forfeited                    (22,750)        (15,663)             --          15,663              --              --
       Amortization expense              --              --              --          37,532              --          37,532

    Acquisition of Ekman:
       Stock                      1,250,000       2,137,500              --              --              --       2,137,500
       Options and warrants              --              --         100,000              --              --         100,000

    Preferred dividends                  --              --              --              --         (37,969)        (37,969)

    Net loss                             --              --              --              --      (2,063,634)     (2,063,634)
                                -----------     -----------     -----------     -----------     -----------     -----------
BALANCE -
  DECEMBER 31, 1999               4,984,845     $ 4,551,745     $   217,028     $  (258,659)    $(3,867,301)    $ 1,026,344

See notes to consolidated financial statements.


(continued)

                                     - F5 -
                      VICOM, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                              Cumulative Convertible Preferred Stock
                                 ----------------------------------------------------------------------------------------------
                                       8% Class A              10% Class B             10% Class C            14% Class D
                                 ----------------------  ----------------------  ----------------------  ----------------------
                                   Shares      Amount      Shares      Amount      Shares      Amount      Shares      Amount
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCE -
  DECEMBER 31, 1999                   2,550  $   23,638      37,550  $  359,893          --  $       --          --  $       --

    Stock issued:
       Options and warrants
          exercised                      --          --          --          --          --          --          --          --
       Other cash                        --          --          --          --     153,310   1,533,100      72,500     490,332
       Conversion of notes
          payable                        --          --          --          --          --          --          --          --
       Conversion of preferred
          stock                      (2,550)    (23,638)     (9,000)    (86,259)         --          --          --          --

    Redemption of preferred
          stock                          --          --      (5,714)    (54,765)     (2,500)    (25,000)         --          --

    Issuance costs                       --          --          --          --          --          --          --          --

    Warrants issued:
       Warrant dividend                  --          --          --          --          --          --          --          --
       Common stock                      --          --          --          --          --          --          --          --
       Preferred stock                   --          --          --          --          --          --          --          --
       Services                          --          --          --          --          --          --          --          --
       Cash                              --          --          --          --          --          --          --          --

    Restricted Stock:
       Issued                            --          --          --          --          --          --          --          --
       Forfeited                         --          --          --          --          --          --          --          --
       Amortization expense              --          --          --          --          --          --          --          --

    Preferred dividends                  --          --          --          --          --          --          --          --

    Net loss                             --          --          --          --          --          --          --          --
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCE -
  DECEMBER 31, 2000                      --  $       --      22,836  $  218,869     150,810  $1,508,100      72,500  $  490,332
                                 ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

[WIDE TABLE CONTINUED]

                                       Common Stock                              Unamor-
                                ---------------------------      Warrants         tized           Accumu-
                                  Shares                            and           Compen-          lated
                                  Issued          Amount          Options         sation          Deficit          Total
                                -----------     -----------     -----------     -----------     -----------     -----------
BALANCE -
  DECEMBER 31, 1999               4,984,845     $ 4,551,745     $   217,028     $ (258,659)     $(3,867,301)    $ 1,026,344

    Stock issued:
       Options and warrants
          exercised               1,427,217       3,953,471        (163,703)            --               --       3,789,768
       Other cash                   746,999       1,804,921              --             --               --       3,828,353
       Conversion of notes
          payable                   580,100       1,185,054              --             --               --       1,185,054
       Conversion of preferred
          stock                      57,500         109,897              --             --               --              --

    Redemption of preferred
          stock                          --              --              --             --               --         (79,765)

    Issuance costs                  249,959        (679,110)             --             --               --        (679,110)

    Warrants issued:
       Warrant dividend                  --      (9,699,079)     13,255,869             --       (3,556,790)             --
       Common stock                      --              --         495,971             --               --         495,971
       Preferred stock                   --              --         234,668             --               --         234,668
       Services                          --              --         208,000             --               --         208,000
       Cash                              --              --         100,000             --               --         100,000

    Restricted Stock:
       Issued                        35,000         200,185              --       (200,185)              --             --
       Forfeited                    (58,268)        (87,010)             --         87,010               --             --
       Amortization expense              --              --              --         93,696               --         93,696

    Preferred dividends                  --              --              --             --          (90,796)       (90,796)

    Net loss                             --              --              --             --       (4,235,831)    (4,235,831)
                                -----------     -----------     -----------     ----------     ------------     ----------
BALANCE -
  DECEMBER 31, 2000               8,023,352     $ 1,340,074     $14,347,833     $ (278,138)    $(11,750,718)    $5,876,352
                                ===========     ===========     ===========     ==========     ============     ==========

See notes to consolidated financial statements.

                                     - F6 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended December 31,
                                                                   ---------------------------------------------
                                                                       2000             1999             1998
                                                                   -----------      -----------      -----------
OPERATING ACTIVITIES
    Net loss                                                       $(4,235,831)     $(2,063,634)     $(1,443,748)
    Adjustments to reconcile net loss to net cash provided
      (used) by operating activities, net of business
      acquisition effect:
       Depreciation                                                    673,074          408,796          228,931
       Amortization                                                    428,770          145,136               --
       Warrants issued for services                                    208,000               --               --
       Deferred income taxes                                                --          249,200           50,000
       Changes in operating assets and liabilities:
          Accounts receivable                                         (291,843)       1,547,912         (270,558)
          Inventories                                                 (320,406)       1,240,723         (152,505)
          Costs, estimated earnings, and billings                      225,234          (59,360)              --
          Other assets                                                  (2,178)         (44,625)         170,627
          Wholesale financing arrangement                            2,033,340               --               --
          Accounts payable and other liabilities                    (2,092,811)         385,522          962,015
          Deferred service obligations and revenue                    (265,575)        (424,149)         318,442
                                                                   -----------      -----------      -----------
             Net cash provided (used) by operating activities       (3,640,226)       1,385,521         (136,796)
                                                                   -----------      -----------      -----------

INVESTING ACTIVITIES
    Purchases of property and equipment                             (1,316,022)        (631,166)         (34,824)
    Purchase of business, net of $64,072 cash received                      --         (435,928)              --
    Collections on notes receivable                                     45,331           29,383           43,045
    Issuance of notes receivable                                       (96,897)         (30,000)              --
    Other                                                                   --          (30,000)          42,392
                                                                   -----------      -----------      -----------
             Net cash provided (used) by investing activities       (1,367,588)      (1,097,711)          50,613
                                                                   -----------      -----------      -----------

FINANCING ACTIVITIES
    Increase (decrease) in checks issued in excess of deposits        (126,297)        (416,734)          99,115
    Net payments under short-term loans                             (1,307,400)          (2,600)        (299,839)
    Proceeds from notes payable                                      2,282,160        1,170,600          578,455
    Principal payments on notes and installment obligations         (2,482,624)        (847,242)        (278,467)
    Proceeds from issuance of stock and warrants                     8,448,760           50,500               --
    Stock issuance costs                                              (679,110)              --          (13,081)
    Redemption of preferred stock                                      (79,765)              --               --
    Dividends                                                          (90,796)         (37,969)              --
                                                                   -----------      -----------      -----------
             Net cash provided (used) by financing activities        5,964,928          (83,445)          86,183
                                                                   -----------      -----------      -----------

INCREASE IN CASH                                                       957,114          204,365               --

CASH
    Beginning of year                                                  204,365               --               --
                                                                   -----------      -----------      -----------
    End of year                                                    $ 1,161,479      $   204,365      $        --
                                                                   ===========      ===========      ===========

See notes to consolidated financial statements.

                                     - F7 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Summary of Significant Accounting Policies -

       Principles of Consolidation

       The consolidated financial statements include the accounts of Vicom, Incorporated (Vicom) and its wholly-owned subsidiaries, Vicom Midwest Telecommunication Systems, Inc. (VMTS), Corporate Technologies, USA, Inc.
       (CTU), and MultiBand, Inc. (MultiBand) (incorporated in February 2000 and in the start-up phase) which provides voice, data and video services to residential multi-dwelling units. All significant intercompany accounts and transactions are eliminated.

       Revenues and Cost Recognition

       The Company earns revenues from four sources: 1) Video and computer technology products which are sold but not installed, 2) Voice, video, and data communication products which are sold and installed, 3) Service revenues related to communication products which are sold and both installed and not installed, and 4) MultiBand user charges to multiple dwelling units.

       Revenues from video and computer technology products, which are sold but not installed, are recognized when delivered and the customer has accepted the terms and has the ability to fulfill the terms.

       Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products on one sales agreement, as installation of the product is essential to the functionality of the product. Revenues and costs on the sale of products where installation is involved are recognized under the percentage of completion method. Costs are expensed as incurred. The amount of revenue recognized is the portion that the cost expended to date bears to the anticipated total contract cost, based on current estimates to complete. Contract costs include all labor and materials unique to or installed in the project, as well as subcontract costs. Costs and estimated earnings in excess of billings are classified as current assets; billings in excess of costs and estimated earnings are classified as current liabilities.

       Service revenues related to technology products including consulting, training, and support are recognized when the services are provided. The Company, if the customer elects, enters into equipment maintenance agreements for products sold once the original manufacturer's warranty has expired. Revenues from all equipment maintenance agreements are recognized on a straight-line basis over the terms of each contract. Costs for services are expensed as incurred.

       MultiBand user charges are recognized as revenues in the period the related services are provided.

       Warranty costs incurred on new product sales are substantially reimbursed by the equipment suppliers.

       Use of Estimates

       The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from these estimates. Significant management estimates relate to the amortization periods for goodwill, the allowances for doubtful accounts and inventory obsolescence, and the valuation of deferred income tax assets.


       (continued)

                                     - F8 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Summary of Significant Accounting Policies  - (continued)


       Inventories

       Inventories, consisting principally of purchased telecommunication, networking and computer equipment and parts, are stated at the lower of cost or market. Cost is determined using an average cost method for telecommunication and networking equipment and the first-in, first-out
       (FIFO) method for computer equipment. Nonmonetary exchanges of inventory items with third parties are recorded at the net book value of the items exchanged with no gains or losses recognized.

       Property and Equipment

       Equipment and leasehold improvements are stated at cost. Equipment is depreciated principally by the straight-line method over three to eight years, the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of the life of the improvement or the term of the respective lease.

       Goodwill

       Goodwill represents the excess of acquisition cost over the fair value of identifiable net assets acquired and is amortized by the straight-line method over ten years. The Company evaluates goodwill periodically for impairment by comparing the net carrying values to the undiscounted future cash flows of the related assets. This evaluation is done whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, but in no event less than annually.

       Fair Value of Financial Instruments

       The carrying amounts of financial instruments consisting of cash, accounts receivables, notes receivable, checks issued in excess of deposits, notes and installment obligations payable to nonrelated parties, and accounts payable approximate their fair values. It is not practical to determine the fair value of the related party notes payable due to the related party nature of the transactions.

       Credit Risk

       Financial instruments that potentially subject the Company to credit risk consist primarily of cash and trade accounts and notes receivable. The Company restricts cash and investments to financial institutions with high credit standing. Credit risk on trade receivables, although concentrated in one geographic region, is minimized as a result of the large and diverse nature of the Company's customer base.


       (continued)

                                     - F9 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Summary of Significant Accounting Policies  - (continued)

       Accounting for Stock-Based Compensation

       The Company accounts for employee stock options under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and provides the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting For Stock-Based Compensation. Options and warrants to nonemployees are recorded as required by SFAS No. 123.

       Loss Per Share

       Loss per common share - basic is determined by dividing the net loss plus the preferred stock dividends by the weighted average common shares outstanding. Loss per common share - diluted is computed by dividing the net loss plus the preferred stock dividends by the weighted average common shares outstanding and the common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock). Common share equivalents are not included in the computations as their effects were antidilutive.

       A reconciliation of net loss to loss for computing loss per common share is as follows:

                                                               Years Ended December 31,
                                                      ---------------------------------------
                                                         2000           1999          1998
                                                      ----------     ----------    ----------
          Net loss                                    $4,235,831     $2,063,634    $1,443,748
          Preferred stock dividends                       90,796         37,969            --
                                                      ----------     ----------    ----------
          Loss for computing loss per common share    $4,326,627     $2,101,603    $1,443,748
                                                      ==========     ==========    ==========

       Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standard Board issued Statement on Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for years beginning after June 15, 2000, as amended. The statement establishes accounting and reporting standards for derivative instruments and hedging activities. Management believes this pronouncement will not significantly effect its consolidated financial statements.

       In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 - Revenue Recognition (SAB No. 101). SAB No. 101 provides the SEC views in applying generally accepted accounting principles to selected revenue recognition issues. In June 2000, the SEC released Staff Accounting Bulletin No. 101B - Second Amendment (SAB No. 101B) delaying the implementation date of SAB No. 101 to no later than the fourth fiscal quarter of registrants with fiscal years beginning after December 15, 1999. This pronouncement did not have a material effect on the Company's consolidated financial statements.

                                     - F10 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Business Acquisitions -

       Effective November 1, 1999, Vicom purchased the common stock of Ekman, Inc. (Ekman) from its sole stockholder and merged it into a new subsidiary, CTU. The purchase price was allocated to assets and liabilities acquired as follows:

          Cash                                              $      64,072
          Accounts receivable                                   4,047,221
          Inventories                                           1,184,311
          Property and equipment                                  442,509
          Other assets                                             93,196
          Checks issued in excess of deposits                    (335,812)
          Notes and installment obligations payable            (1,326,666)
          Accounts payable                                     (2,080,426)
          Other liabilities                                      (322,822)
          Service obligations                                     (79,697)
                                                            -------------
             Net assets acquired                                1,685,886
          Goodwill                                              2,801,614
                                                            -------------

             Total purchase price                           $   4,487,500
                                                            =============

       The consideration consisted of $500,000 in cash, $1,750,000 in 10% promissory notes, 1,250,000 common shares of Vicom with an assigned value of $2,137,500, and 150,000 stock options valued at $60,000 and 100,000 warrants valued at $40,000. The value of common shares was based on an independent third party appraisal. Stock options and warrants were valued in accordance with the Black-Scholes Options-Pricing Model.

       Effective December 31, 1998, Vicom purchased the assets of the midwest region of Enstar Networking Corporation (ENC) from its parent company ENStar Inc. (ENStar). The purchase price was allocated to assets and liabilities acquired as follows:

          Accounts receivable:
             Billed                                         $ 1,191,639
             Unbilled                                           239,130
          Inventories                                           114,932
          Property and equipment                                103,031
          Other assets                                           91,953
          Service obligations                                  (179,289)
          Billings in excess of costs                           (74,997)
                                                            -----------
             Net assets acquired                              1,486,399
          Goodwill                                              549,101
                                                            -----------

             Total purchase price                           $ 2,035,500
                                                            ===========


       (continued)

                                     - F11 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.     Business Acquisitions - (continued)

       The consideration consisted of 1,350,000 common shares of Vicom with an assigned value of $797,312, a $750,000 subordinated 9% promissory note, a payable of $340,188 for purchase price adjustments, and acquisition related costs of $148,000. The value of common shares was based on the average stock market sales prices immediately prior to the acquisition.

       Both acquisitions were accounted for by the purchase method of accounting for business combinations. Accordingly, the operating results of Ekman and ENC were included in the consolidated financial statements since the date of acquisition. The Company's unaudited pro forma results for 1999 and 1998 assuming both acquisitions occurred on January 1, 1998, are as follows:

                                                       Years Ended December 31,
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------

          Revenues                                    $44,941,776   $44,312,204
          Net loss                                     (2,259,869)   (1,665,769)
          Loss per common share - basic and diluted          (.48)         (.35)

       These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the combinations been in effect on January 1, 1998, or indicative of future results of operations.


3.     Property and Equipment -

       Property and equipment are as follows:

                                                           December 31,
                                                 -------------------------------
                                                      2000              1999
                                                 --------------    -------------
          Cost:
             Leasehold improvements              $     100,034     $      94,197
             Equipment - owned                       2,350,281         2,237,141
             Equipment under capital lease           1,461,234           364,860
             In process equipment (MultiBand)          544,982                --
                                                   ------------      -----------
                                                     4,456,531         2,696,198
                                                   ------------      -----------
          Less accumulated depreciation:
             Leasehold improvements                     57,500            49,943
             Equipment - owned                         917,948         1,076,345
             Equipment under capital lease             203,974           245,830
                                                   ------------      -----------
                                                     1,179,422         1,372,118
                                                   ------------      -----------

                                                 $   3,277,109     $   1,324,080
                                                   ============      ===========


       (continued)

                                     - F12 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.     Property and Equipment - (continued)

       At December 31, 2000, MultiBand was committed to approximately $6,000,000 and $30,000,000 of future equipment installations under contractual and non-contractual arrangements, respectively. The Company's timetable for completing and its ability to complete these installations is contingent on its ability to raise additional debt and/or equity financing necessary to fund the installations.


4.     Other Assets -

       Other assets are as follows:

                                                                     December 31,
                                                             ----------------------------
                                                                2000             1999
                                                             ------------     -----------
          Current assets:
             Notes receivable - current maturities           $   161,603      $    59,254
             Prepaid expenses and other                          132,613           95,512
                                                             ------------     -----------

                                                             $   294,216      $   154,766
                                                             ============     ===========

          Noncurrent assets:
             Notes receivable, less current maturities       $    20,270      $    71,051
             Prepaid expenses and other                          156,905          191,830
                                                             ------------     -----------

                                                             $   177,175      $   262,881
                                                             ============     ===========

5.     Other Liabilities -

       Other liabilities are as follows:
                                                                     December 31,
                                                             ----------------------------
                                                                2000             1999
                                                             ------------     -----------

          Payroll related                                    $   585,505      $   641,059
          Billings in excess of costs and estimated earnings      88,223            9,231
          Other                                                  152,205          327,223
                                                             ------------     -----------

                                                             $   825,933      $   977,513
                                                             ===========      ===========

 6.    Wholesale Financing Arrangement -

       In 2000, the Company entered into a $2,250,000 wholesale financing arrangement with a financial institution for the purchase of certain resale merchandise from certain suppliers, interest generally at 0% (if paid within certain terms, generally 30 days), and collateralized by the related inventories and accounts receivable.

                                     - F13 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.     Notes and Installment Obligations Payable -

       Notes and installment obligations payable are as follows:

                                                                                    December 31,
                                                                              ------------------------
                                                                                 2000          1999
                                                                              ----------    ----------
       Commercial line of credit borrowings                                   $       --    $1,307,400

       Debenture payable                                                       2,250,000            --

       Notes payable, interest at 1.3% to 25.4%, due through
       August 2003, collateralized by certain assets                             142,564       887,545

       Subordinated note payable to ENStar, interest at 9.0%, due December
       2003 or earlier in the event of certain equity
       offerings or transactions, unsecured                                      128,994       750,000

       Capital lease obligations, monthly installments including
       interest at 9.5% to 16.5% through 2004                                  1,268,859       191,209

       Notes payable to related parties, retired in 2000                              --     2,037,100
                                                                              ----------    ----------
                                                                               3,790,417     5,173,254
       Less current maturities                                                   428,334     4,246,433
                                                                              ----------    ----------

                                                                              $3,362,083    $  926,821
                                                                              ==========    ==========

       Future maturities are as follows:

               Year         Amount
            ----------    ----------

               2001       $  428,334
               2002          355,854
               2003        1,023,903
               2004        1,470,963
               2005          511,363
                          ----------
                          $3,790,417
                          ==========

       Two commercial line of credit arrangements expired in 2000.

       In 2000, the Company entered into a $2,250,000 debenture agreement with a financial institution with interest at 14% payable monthly, principal is due $102,273 each month from August 1, 2003 through June 1, 2005. The debenture is collateralized by a subordinated position in substantially all Company assets.

                                     - F14 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 7.    Notes and Installment Obligations Payable - (continued)

       Interest expense to related parties for 2000, 1999, and 1998 was approximately $153,000, $142,000, and $47,000, respectively.

       The maximum amounts borrowed under the lines of credit were approximately $2,405,000, $2,105,000, and $590,000 for 2000, 1999, and 1998,
       respectively; average borrowings were approximately $339,000, $656,000,and $573,000, respectively; and the weighted average interest rates were 18.53%, 11.97%, and 10.92%, respectively.

       The Company also had $1,048,000 of outstanding letters of credit at December 31, 2000.


 8.    Stockholders' Equity -

       Capital Stock Authorized

       The articles of incorporation authorize the Company to issue 50,000,000 shares of no par capital stock. Authorization to individual classes of stock are by Board of Directors resolution. The Board authorized 275,000 shares of Class A preferred stock, 60,000 shares of Class B preferred stock, 250,000 shares of Class C preferred stock, and 250,000 shares of Class D preferred stock, at December 31, 2000.

       Preferred Stock

       Dividends on Class A, Class C, and Class D preferred stock are cumulative and payable quarterly at 8%, 10%, and 14% per annum, respectively. Dividends on Class B preferred are cumulative and payable monthly at 10% per annum. The dividends are based on $10 per preferred share. The Class B preferred was offered to certain note payable holders at a conversion of $10 per Class B preferred share. All preferred stock is nonvoting. Warrants to purchase shares of common stock were given with the issuance of Class A, Class B, and Class D preferred stock. The Company can redeem the preferred stock at $10.50 per share for Class A and Class B and $10.00 per share for Class C and Class D, whenever the common stock price exceeds certain defined criteria. Upon the Company's call for redemption, the holders of the preferred stock called for redemption will have the option to convert each preferred share into shares of common stock as follows: Class A and Class B - five shares, Class C - two shares, and Class D - two and one-half shares. Holders of preferred stock cannot require the Company to redeem their shares. The liquidation preference is the same as the redemption price for each class of preferred stock.

       Stock Compensation Plans

       The Company has a 1999 Stock Compensation Plan, which permits the issuance of restricted stock and stock options to key employees and agents. All outstanding incentive stock options granted under the prior 1997 Stock Options Plan continue. There are 2,500,000 shares (as amended) of common stock reserved for issuance through restricted stock and incentive stock option awards. The Plans also provide that the term of each award be determined by the Board of Directors. Under the Plans, the exercise price of incentive stock options may not be less than the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.


       (continued)

                                     - F15 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     Stockholders' Equity - (continued)

       Stock Compensation Plans (continued)

       The Company also has a 2000 Non-employee Director Stock Compensation Plan, which permits the issuance of stock options for 300,000 shares of common stock to non-employee directors. The exercise price of the stock options is the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

       Employee Stock Purchase Plan

       The Company has a 2000 Employee Stock Purchase Plan, which allows for the sale of 400,000 shares of Company common stock to qualified employees at a price equal to the lower or 85% of the fair market value of the stock, at the beginning and end of each quarterly stock purchase period. At December 31, 2000, no shares were issued under the Plan.

       Restricted Stock

       The Company awards restricted common shares to selected employees. Recipients are not required to provide any consideration other than services. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The fair market value of shares awarded is generally amortized over three years, the vesting term of the awards. Compensation expense recorded in 2000, 1999, and 1998 in connection with the amortization of the award cost was $93,696, $37,532, and $-0-, respectively.

       Restricted stock activity is as follows:
                                     2000              1999               1998
                                  ---------        -----------         ---------

       Outstanding, January 1       199,939            106,759                --
          Issued                     35,000            144,600           106,579
          Vested                    (62,842)           (28,670)               --
          Forfeited                 (58,268)           (22,750)               --
                                  ---------        -----------         ---------
       Outstanding, December 31     113,829            199,939           106,579
                                  =========        ===========         =========

       Stock Options

       Stock option activity is as follows:

                                                                                           Weighted-Average
                                                    Options                                 Exercise Price
                                    ---------------------------------------      ---------------------------------------
                                      2000           1999           1998            2000          1999           1998
                                    ---------      ---------      ---------      ---------      ---------      ---------
       Outstanding, January 1         998,591        690,500        244,500      $     1.09     $     .66      $     .88
          Granted                     440,700        341,841        450,000            4.26          1.95            .55
          Exercised                  (221,217)            --             --             .75            --             --
          Forfeited                   (72,567)       (33,750)        (4,000)           2.10          1.01           1.03
                                    ---------      ---------      ---------
       Outstanding, December 31     1,145,507        998,591        690,500            2.31          1.09            .66
                                    =========      =========      =========


       The weighted-average grant-date fair value of options granted during 2000, 1999, and 1998 was $2.38, $.38, and $.18, respectively. All options were issued for exercise prices greater than or equal to grant date market values.


       (continued)

                                     - F16 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.     Stockholders' Equity - (continued)

       Options outstanding and exercisable as of December 31, 2000, are as follows:

                               Outstanding                          Exercisable
                             ---------------------------------   ------------------
                                          Weighted - Average
                                         ---------------------            Weighted-
            Range of                                Remaining              Average
            Exercise                     Exercise  Contractual             Exercise
             Prices           Options     Price     Life-Years   Options    Price
         --------------      ---------   --------   ----------   -------   --------

          $.60 to $1.03        480,050   $    .67         7.1    480,050   $    .67
         $1.50 to $2.08        266,657       1.97         8.7     47,550       1.93
         $2.88 to $4.00        145,000       2.96         9.1         --         --
         $4.75 to $5.38        161,000       4.78         9.5         --         --
         $6.00 to $6.75         92,800       6.51         9.6         --         --
                             ---------                           -------
          $.60 to $6.75      1,145,507       2.31         8.3    527,600        .78
                             =========                           =======

       If the Company recognized stock option compensation expense based on grant-date fair value, consistent with the method prescribed by SFAS No. 123, net loss would be approximately as follows:

                                             Years Ended December 31,
                                    -------------------------------------------
                                       2000            1999            1998
                                    -----------     -----------     -----------

         Net loss                   $(4,569,000)    $(2,124,000)    $(1,485,000)
         Loss per common share -
           basic and diluted        $      (.66)    $      (.56)    $      (.70)

       The fair value of stock options is the estimated present value at grant-date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

                                                Years Ended December 31,
                                         --------------------------------------
                                          2000           1999            1998
                                         -------        -------         -------

           Risk-free interest rate          6.46%          5.45%           5.39%
           Expected life                 5 years        5 years         5 years
           Expected volatility                51%            20%             24%
           Expected dividend rate              0%             0%              0%


       (continued)

                                     - F17 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 8.    Stockholders' Equity - (continued)

       Stock Warrants

       Stock warrant activity is as follows:

                                                                                                Weighted-Average
                                                        Warrants                                 Exercise Price
                                        ----------------------------------------     ----------------------------------------
                                           2000           1999           1998           2000           1999           1998
                                        ----------     ----------     ----------     ----------     ----------     ----------
            Outstanding, January 1         836,100        270,050        235,000     $     2.12     $     1.50     $     1.28
              Granted                    8,760,964        566,050         35,050           8.42           2.42           3.00
              Exercised                 (1,206,000)            --             --           3.00             --             --
              Cancelled                   (297,600)            --             --           5.00             --             --
                                        ----------     ----------      ---------
            Outstanding, December 31     8,093,464        836,100        270,050           8.71           2.12           1.50
                                        ==========     ==========      =========

       The weighted-average grant-date fair value of warrants granted during 2000, 1999, and 1998 was $1.63, $.028, and $.02, respectively. All warrants were issued for exercise prices greater than or equal to the award date market values.

       Warrants outstanding and exercisable as of December 31, 2000, are as follows:

                Range of                      Remaining
                Exercise                      Contractual
                 Prices         Warrants      Life-Years
             --------------     ---------     ----------

                   $   4.44        80,920        6.9
                   $   8.75     8,012,544        1.5
                                ---------
             $4.44 to $8.75     8,093,464        1.5
                                =========

       Stock warrants were awarded for:
                                                   Years Ended December 31,
                                           -------------------------------------
                                            2000             1999           1998
                                           ---------     ---------     ---------

          Warrant dividend                 7,531,744            --            --
          Common stock                       898,300            --            --
          Cash                               150,000            --            --
          Preferred stock                     80,920         5,050        35,050
          Multiband startup                   50,000            --            --
          Debt issuance and guarantees        50,000       461,000            --
          Ekman acquisition                       --       100,000            --
                                           ---------     ---------     ---------
                                           8,760,964       566,050        35,050
                                           =========     =========     =========

       All warrants were recorded at fair value.


       (continued)

                                     - F18 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.     Stockholders' Equity - (continued)

       The fair value of stock warrants is the estimated present value at grant-date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

                                              Years Ended December 31,
                                     -------------------------------------------
                                        2000             1999            1998
                                     -----------      -----------     ----------

          Risk-free interest rate         6.49%            5.88%           4.34%
          Expected life              2.2 years          5 years         5 years
          Expected volatility               28%              20%             24%
          Expected dividend rate             0%               0%              0%


9.     Income Taxes -

       The income tax provision is as follows:

                               Years Ended December 31,
                      ------------------------------------------
                         2000            1999            1998
                      ----------      ----------      ----------

          Current     $    9,000      $   (8,000)     $       --
          Deferred            --         249,200          50,000
                      ----------      ----------      ----------

                      $    9,000      $  241,200      $   50,000
                      ==========      ==========      ==========

       Components of net deferred income tax assets are as follows:

                                                               December 31,
                                                         -----------------------
                                                            2000         1999
                                                         -----------  ----------
          Deferred income tax assets:
             Net operating loss carryforwards            $5,549,200   $4,329,600
             Nondeductible allowances                       323,600      326,800
                                                         ----------   ----------
                                                          5,872,800    4,656,400
          Less valuation allowance                        5,792,800    4,524,900
                                                         ----------   ----------
                                                             80,000      131,500
          Deferred income tax liabilities - depreciation     80,000      131,500
                                                         ----------   ----------
          Net deferred income tax assets                 $       --   $       --
                                                         ==========   ==========

          Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows:

                                              Years Ended December 31,
                                             --------------------------
                                              2000      1999      1998
                                             ------    ------    ------
          Statutory tax rate (benefits)       (34.0)%   (34.0)%  (34.0)%
          Change in valuation allowance        41.3      64.3     36.2
          Net operating loss not recognized    (6.9)    (20.0)    (2.4)
          Other                                 (.2)      2.9      3.8
                                             ------    ------    -----
          Effective tax rate                     .2%     13.2%     3.6%
                                             ======    ======    =====


       (continued)

                                     - F19 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    Income Taxes - (continued)

       The valuation allowance increased by $1,267,900, $1,172,400 and $505,700 in 2000, 1999 and 1998, respectively, primarily from the Company's inability to utilize its net operating loss carryforwards.

       The Company has the following net operating loss carryforwards at December 31, 2000, for federal income tax purposes:

                                               Net
                      Year of               Operating
                     Expiration               Loss
                    -------------         -------------
                         2001             $     307,000
                         2002                 3,152,000
                         2004                 1,050,000
                         2005                   599,000
                         2007                   501,000
                         2008                    59,000
                         2009                    22,000
                         2011                   595,000
                         2012                    25,000
                         2018                 1,122,000
                         2019                 1,585,000
                         2020                 4,856,000
                                          --------------
                                          $  13,873,000
                                          ==============

       Under Internal Revenue Code Section 382, utilization of losses expiring prior to 2019 are limited to approximately $375,000 each year.

       State income tax effects are not material and therefore not separately shown.


10.    Employee Benefit Plans -

       The Company has 401(k) profit sharing plans covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company made no significant discretionary contributions in all the years presented.


11.    Commitments -

       Operating Leases

       Facilities are leased under related party operating leases, expiring through 2006. In addition to basic monthly rents of approximately $40,000, the Company pays building maintenance costs and real estate taxes and assessments. In addition, the Company leases vehicles under operating leases from an entity owned by a relative of a stockholder/officer and various equipment under other leases.


       (continued)

                                     - F20 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.    Commitments - (continued)

       Operating Leases - (continued)

       Future minimum rent commitments are approximately as follows:

                             Year               Amount
                          ----------          ----------
                             2001             $  577,000
                             2002                471,000
                             2003                408,000
                             2004                392,000
                             2005                173,000
                          Thereafter             255,000
                                              ----------
                                              $2,276,000
                                              ==========

       Rent expense for 2000, 1999, and 1998 was approximately $650,000, $261,000, and $202,000, respectively, of which $619,000 , $190,000, and
       $138,000, respectively, was with related parties.

       Employment Agreements

       The Company has employment agreements with various officers expiring through 2002. Some of the agreements include renewal options and incentives.

       Approximate future minimum payments are as follows:

                            Year            Amount
                          ---------       ----------
                            2001          $  468,000
                            2002             110,000
                                          ----------
                                          $  578,000
                                          ==========


12.    Supplemental Disclosures of Cash Flow Information -

                                                                 Years Ended December 31,
                                                        -----------------------------------------
                                                            2000           1999           1998
                                                        -----------    -----------    -----------
       Cash paid for interest                           $   647,742    $   214,730    $   180,434

       Noncash investing and financing transactions:
            Warrant dividend                             13,255,869             --             --
            Refinancing of debt                           1,603,189             --             --
            Notes payable converted to stocks and
              warrants issued                             1,185,054             --        375,500
            Capitalized lease equipment purchases         1,310,081         11,845             --
            Conversion of preferred to common stock         109,897             --             --
            Acquisition of Ekman and ENC                         --      3,987,500      2,035,500
            Warrants issued with notes                           --        112,640             --

                                     - F21 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.    Significant Customers and Suppliers -

       Two customers represented approximately 27% (18% and 9%) of revenues in 2000. One different customer represented approximately 15% of revenues in 1998. The Company had no individually significant customers in 1999.

       The Company purchased materials from major suppliers approximately as follows:

                                         Supplier
               ----------------------------------------------------------
                   A            B           C           D           E
               ----------   ----------  ----------   ---------   --------

       2000        24%           18%          4%         --%        --%
       1999         7            34          18           7          1
       1998        --            --          60          19         15


14.    Financial Statement Adjustments -

       During 1998, the Company recorded approximately $1,000,000 of noncash adjustments in connection with the write down of the carrying amounts of certain assets as follows:

                                                    Expense Included Within
                                            ------------------------------------
                                             Cost of
                                             Products     Operating
                                               Sold       Expenses       Total
                                            ----------   ----------   ----------

            Inventory obsolescence          $  660,000   $       --   $  660,000
            Accounts and notes receivable           --      240,000      240,000
            Prepaid expenses and other              --      100,000      100,000
                                            ----------   ----------   ----------

                                            $  660,000   $  340,000   $1,000,000
                                            ==========   ==========   ==========

       The effect of these adjustments in 1998 was to increase the loss per common share by $.47.


15.    Business Segments -

       Prior to November 1, 1999, Vicom and VMTS operated as one segment, for integrated voice, video, and data networking technologies products and services. With the acquisition of Ekman on November 1, 1999, the Company added the CTU segment which sold computer technologies products and services.

       Since integrated voice, video and data networking technologies products and services are rapidly merging with computer technologies products and services, the Company in 2000 merged its integrated voice, video and data networking products and services operations with its computer technologies products and services operations in its CTU subsidiary. By the end of 2000, the CTU subsidiary functioned as one segment for integrated voice, video, data networking and computer technologies products and services, under one management structure, with one management financial reporting system, and having one unified marketing name.


       (continued)

                                     - F22 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.    Business Segments - (continued)

       With the start up of MultiBand in February 2000, the Company added the segment providing voice, data, and video services to residential multi-dwelling units.

       Segment disclosures are as follows:

                                                Vicom
                                               and VMTS          CTU           MultiBand         Total
                                             ------------    ------------    ------------    ------------
          Year Ended December 31, 2000:
            Revenues                         $  3,248,310    $ 36,460,217    $     73,319    $ 39,781,846
            Loss from operations                1,558,914         463,762       1,746,088       3,768,764
            Loss from operations without
              amortization                      1,558,914          34,992       1,746,088       3,339,994
            Depreciation and amortization         301,445         727,449          72,950       1,101,844
            Interest expense                      260,411         254,655          92,352         607,418
            Identifiable assets                   868,438      12,388,215       2,357,920      15,614,573
            Capital expenditures                   22,273         344,898       2,258,932       2,626,103

          Year Ended December 31, 1999:
            Revenues                           15,567,482       4,821,388              --      20,388,870
            Loss from operations                1,642,919          40,054              --       1,682,973
            Loss (income) from operations
              without amortization              1,544,476          (6,639)             --       1,537,837
            Depreciation and amortization         471,990          81,942              --         553,932
            Interest expense                      249,223          13,005              --         262,228
            Identifiable assets                 5,753,985       6,844,760              --      12,598,745
            Capital expenditures                  515,524         127,487              --         643,011

       Segment disclosures are provided by entity to the extent practicable under the Company's accounting system.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No changes in or disagreements with accountants, which required reporting on Form 8-K have occurred within the two-year period ended December 31, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the directors and executive officers of the Company set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Compliance with Section 16 (a) "in the Company's definitive proxy statement for the annual meeting of shareholders to be held May 30, 2001, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to Executive Compensation set forth under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of shareholders to be held May 30, 2001, is incorporated (other than the subsections captioned "Report of the Compensation and Stock Option Committee" and "Performance Group"), is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management, set forth under "Beneficial Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for the annual meeting of shareholders to be held May 30, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions, set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held May 30, 2001, is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
         Financial Statements, Financial Statement Schedules and Exhibits.
1.
         Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedules on page 23 of this report.

2.
         Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

3.
         Exhibits
See Index to Exhibits on page 27 of this report.
                              --

(b)
         Reports on Forms 8-K.

One report on Form 8-K was filed by the Company during the last quarter of the fiscal year covered by this report. This Form 8-K was filed on November 22, 2000. No financial statements were filed as part of this report. This subject of the 8-K report was the raising of additional equity through the sale of preferred stock.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VICOM, INC.
                                    Registrant
Date: March 29, 2001                By:

                                                        /s/ James L. Mandel
                                                        CHIEF EXECUTIVE OFFICER


Date: March 29, 2001                By:

                                                        /s/ Steven M. Bell
                                                        CHIEF EXECUTIVE OFFICER
                                                        (PRINCIPAL FINANCIAL AND
                                                        ACCOUNTING OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     SCHEDULE II

                      VICOM, INCORPORATED AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2000, 1999 and 1998

                    Column A                        Column B      Column C      Column D            Column E
-------------------------------------------        ----------    ----------    ----------         ----------
                                                                 Additions
                                                   Balance at    Charged to                         Balance
                                                    Beginning     Costs and                         at End
                   Description                       of Year      Expenses     Deductions           of Year
-------------------------------------------         ---------     ---------    ----------         ----------
ALLOWANCE DEDUCTED FROM
    ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
       2000                                         $ 140,000     $ 176,000      $ 157,000 (A)     $ 159,000
       1999                                           115,000       165,000        140,000 (A)       140,000
       1998                                            40,000       125,000         50,000 (A)       115,000

Allowance for inventory obsolescence:
       2000                                           330,000       245,000        375,000 (B)       200,000
       1999                                           910,000            --        580,000 (B)       330,000
       1998                                           250,000       660,000             --           910,000

Notes receivable:
       2000                                           105,000            --        105,000 (A)            --
       1999                                           115,000            --         10,000 (D)       105,000
       1998                                                --       115,000             --           115,000

Allowance for doubtful utilization of
  prepaid advertising:
       2000                                           392,000            --        392,000 (C)            --
       1999                                           392,000            --             --           392,000
       1998                                           292,000       100,000             --           392,000

(A)      Write-off uncollectible receivables
(B)      Write-off obsolete inventory
(C)      Write-off unusable prepaid advertising
(D)      Collections

                                 EXHIBITS INDEX


   EXHIBIT
      NO.     DESCRIPTION
       2.1    Asset Purchase Agreement and related documents with Enstar
              Networking Corporation dated December 31, 1998(1)
       2.2    Agreement and Plan of Merger with Ekman, Inc. dated December 29,
              1999(1)
       3.1    Amended and Restated Articles of Incorporation of Vicom, Inc.(1)
       3.2    Restated Bylaws of Vicom, Incorporated(1)
       3.3    Articles of Incorporation of Corporate Technologies, USA, Inc.(1)
       3.4    Bylaws of Corporate Technologies, USA, Inc.(1)
       4.1    Certificate of Designation of the Relative Rights, Restrictions
              and Preferences of 8% Class A Cumulative Convertible Preferred
              Stock and 10% Class B Cumulative Convertible Preferred Stock dated
              December 9, 1998(1)
       4.2    Form of Warrant Agreement(1)
       4.3    Warrant Agreement with James Mandel dated December 29, 1999(1)
       4.4    Warrant Agreement with Marvin Frieman dated December 29, 1999(1)
       4.5    Warrant Agreement with Pierce McNally dated December 29, 1999(1)
       4.6    Warrant Agreement with Enstar, Inc. dated December 29, 1999(1)
       4.7    Warrant Agreement with David Ekman dated December 29, 1999(1)
       4.8    Certificate of Designation of the Relative Rights, Restrictions
              and Preferences of 10% Class C Cumulative Convertible Stock (2)
       4.9    Form of Indenture relating to debenture (3)
       5.1    Opinion of Winthrop & Weinstine, P.A.(2)
       10.1   Vicom Lease with Marbell Realty dated June 20, 1996(1)
       10.2   Employment Agreement with Marvin Frieman dated October 1, 1996(1)
       10.3   Employment Agreement with Steven Bell dated October 1, 1996(1)
       10.4   Employment Agreement with James Mandel dated August 14, 1998(1)
       10.5   Vicom Associate Agreement with NEC America, Inc. dated June
              1999(1)
       10.6   Loan Agreement with Wells Fargo dated June 17, 1999(1)
       10.7   Employment Agreement with David Ekman dated December 29, 1999(1)
       10.8   Debenture Loan Agreement with Convergent Capital dated March 9,
              2000(1)
       10.9   Corporate Technologies, USA, Inc. lease with David Ekman dated
              January 19, 2000(1)
       10.10  Supplement dated July 11, 2000 to debenture loan agreement with
              Convergent Capital dated March 9, 2000.(2)
       12.1   Computation of ratio of earnings to fixed charges (3)
       21.1   List of subsidiaries of the registrant(1)
       23.1   Consent of Lurie Besikof Lapidus & Company, LLP
       23.2   Consent of Winthrop & Weinstine, P.A.(2)
       25.1   Statement of eligibility of FirStar Bank Minnesota, National
              Association, to serve as trustee with respect to the debentures
              (3)

---------------
       (1) Previously filed as the same exhibit to the Registrant's Form 10, as amended.
       (2) Previously filed as the same exhibit to the original Registration Statement on Form S-1 filed on August 11, 2000 and declared effective on August 18, 2000.
       (3) Previously filed as the same exhibit to this Registration Statement on Form S-1 filed with the SEC on August 29, 2000.


---------------

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any shareholder of the Company, upon receipt of a written request from such person for any such exhibit. Such request should be sent to:
Vicom, Inc., 9449 Science Center Drive, New Hope, MN 55428, Attn: Steve Bell.