Form 10-Q
period 2001-03-31
VICOM INC
filed 2001-05-15
CIK 732412

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   |X|     AND EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDING MARCH 31, 2001
                                       OR
   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ------------------
                         COMMISSION FILE NUMBER 0 - 1325


                                   -----------

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

                               Yes |X|      No |_|

         On April 17, 2001 there were 7,996,193 shares outstanding of the registrant's common stock, par value $.01 per share, and 200,146 outstanding shares of the registrant's convertible preferred stock.

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICOM, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended
                                                                ------------------
                                                          March 31, 2001   March 31, 2000
                                                           ------------     ------------
                                                            (UNAUDITED)      (unaudited)
Revenues ..............................................    $ 10,682,819     $  9,718,297
                                                           ------------     ------------
COSTS AND EXPENSES
     Cost of products and services ....................       8,555,049        7,806,508
     Selling, general and administrative ..............       3,008,546        2,798,681
                                                           ------------     ------------
                                                             11,563,595      10,605,0189

                                                           ------------     ------------
LOSS FROM OPERATIONS ..................................        (880,776)        (886,892)
                                                           ------------     ------------
OTHER EXPENSE
     Interest expense .................................        (232,068)        (166,647)
     Miscellaneous income (expense) ...................         (45,090)         133,688
                                                           ------------     ------------
                                                               (186,978)        (300,335)
                                                           ------------     ------------

LOSS BEFORE INCOME TAXES ..............................      (1,067,754)      (1,187,227)

INCOME TAX PROVISION ..................................               0                0
                                                           ------------     ------------

NET LOSS ..............................................    $ (1,067,754)    $ (1,187,227)
                                                           ------------     ------------

LOSS PER SHARE - BASIC AND DILUTED ....................    $       (.14)    $      (0.29)
                                                           ------------     ------------

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED       8,024,447        4,182,776
                                                           ------------     ------------

            See notes to condensed consolidated financial statements

VICOM, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31, 2001  DECEMBER 31, 2000
                                                                                        ------------     ------------
                                                                                         (UNAUDITED)       (AUDITED)
                                       ASSETS
CURRENT ASSETS
   Cash ............................................................................    $    908,182     $  1,161,479
   Accounts receivable, net of allowance of $149,000 and $159,000 ..................       6,785,109        5,661,064
   Inventories, net of allowance of $215,000 and $200,000 ..........................       2,160,901        2,122,002
   Other ...........................................................................         405,333          294,216
   Costs and estimated earnings in excess of billings ..............................             951            7,491
                                                                                        ------------     ------------
      TOTAL CURRENT ASSETS .........................................................      10,260,476        9,246,252
                                                                                        ------------     ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,369,173 and
         $1,179,422 ................................................................       4,230,286        3,277,109
                                                                                        ------------     ------------
NONCURRENT ASSETS
   Goodwill, net of accumulated amortization of $520,447 and $436,678 ..............       2,828,636        2,914,037
   Other ...........................................................................         166,487          177,175
                                                                                        ------------     ------------
                                                                                           2,995,123        3,091,212
                                                                                        ------------     ------------
                                                                                        $ 17,485,885     $ 15,614,573
                                                                                        ------------     ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Wholesale financing arrangement .................................................    $  1,975,810     $  2,033,340
   Notes and installment obligations payable-current maturities ....................         463,334          428,334
   Accounts payable ................................................................       4,708,918        2,769,390
   Other liabilities ...............................................................         966,953          825,933
   Deferred service obligations and revenue ........................................         288,685          319,141
                                                                                        ------------     ------------
      TOTAL CURRENT LIABILITIES ....................................................       8,403,700        6,376,138
                                                                                        ------------     ------------
NOTES AND INSTALLMENT OBLIGATIONS PAYABLE ..........................................       3,877,560        3,362,083
                                                                                        ------------     ------------
COMMITMENTS AND CONTINGENCIES ......................................................              --               --
STOCKHOLDERS' EQUITY
   Cumulative preferred stock-no par value
      10% Class B
      (issued and outstanding-22,836 and 22,836 shares) ............................         218,869          218,869
      10% Class C
      (issued and outstanding-147,310 and 150,810 shares) ..........................       1,909,003        1,951,003
      14% Class D
      (issued and outstanding 30,000 and 72,500 shares) ............................         317,500          802,813
   Common stock-no par value (issued 8,113,108 and 8,137,181 shares;
      outstanding 8,068,352 and 8,023,352 shares) ..................................       1,529,795        1,340,074
   Options and warrants ............................................................      15,200,163       14,347,833
   Unamortized compensation ........................................................        (410,068)        (278,138)
   Accumulated deficit .............................................................     (13,560,637)     (12,506,102)
                                                                                        ------------     ------------
                                                                                           5,204,625        5,876,352
                                                                                        ------------     ------------
                                                                                        $ 17,485,885     $ 15,614,573
                                                                                        ------------     ------------

            See notes to condensed consolidated financial statements.

VICOM, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                                2001            2000
                                                                                                ----            ----
                                                                                           (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
   Net loss ............................................................................    $(1,067,754)    $(1,187,227)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities
      Depreciation .....................................................................        241,479         160,132
      Amortization .....................................................................        221,051         142,043
      Changes in operating assets and liabilities:
        Accounts receivable ............................................................     (1,116,956)      1,035,785
        Inventories ....................................................................        (38,898)        153,556
        Costs, estimated earnings, and billings ........................................          6,541        (199,372)
        Other assets ...................................................................        (11,064)        (59,133)
        Accounts payable and other liabilities .........................................      2,080,546      (1,763,678)
        Wholesale line of credit .......................................................        (57,530)             --
        Deferred service obligations and revenue .......................................        (30,456)         28,123
                                                                                            -----------     -----------
           Net cash provided (used) by operating activities ............................        226,959      (1,689,771)
                                                                                            -----------     -----------
INVESTING ACTIVITIES
   Purchases of property and equipment .................................................     (1,194,657)       (192,221)
   Issuance of note receivable .........................................................         (7,089)             --
   Collections on notes receivable .....................................................         18,239          12,449
                                                                                            -----------     -----------
           Net cash used by investing activities .......................................     (1,183,506)       (179,772)
                                                                                            -----------     -----------
FINANCING ACTIVITIES
   Increase in checks issued in excess of deposits .....................................             --          65,138
   Net borrowings under credit arrangements ............................................             --       1,207,866
   Proceeds from long-term debt and warrants ...........................................      1,545,000          82,700
   Payments on notes and installment obligations payable ...............................       (222,486)       (320,336)
   Deferred finance costs ..............................................................       (107,604)             --
   Proceeds from issuance of stock and warrants ........................................          1,880       1,533,075
   Stock issuance costs ................................................................         (1,079)       (198,169)
   Redemption of preferred stock .......................................................       (460,000)             --
   Preferred stock dividends ...........................................................        (52,461)         (9,922)
                                                                                            -----------     -----------
           Net cash provided by financing activities ...................................        703,250       2,380,352
                                                                                            -----------     -----------
INCREASE (DECREASE) IN CASH ............................................................       (253,297)        510,809
CASH
   Beginning of period .................................................................      1,161,479         204,365
                                                                                            -----------     -----------
   End of period .......................................................................    $   908,182     $   715,174
                                                                                            -----------     -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid .......................................................................    $   153,320     $   136,169
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Notes payable converted to stock and warrants issued ................................             --         500,000

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

CERTAIN FINANCING ACTIVITIES

         In January 2001, Vicom received a loan of $1.5 million dollars from Pyramid Trading Limited Partnership (Pyramid). The loan has a two year term, due January 2003 with annual interest payable at 8%. At the lender's election, the loan is convertible into Vicom common stock at $4.75 cents per share. The loan contained no beneficial conversion features. As further consideration for the transaction, Pyramid, was granted an attached warrant to purchase 375,000 common shares at an exercise price of $4.00 per share. Loan proceeds were used to fund operations and MultiBand construction.

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

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


GENERAL

         Vicom is the parent corporation of three wholly-owned subsidiaries, Corporate Technologies USA, Inc. (CTU), MultiBand, Inc. (MultiBand) and Vicom Midwest Telecommunications Systems, Inc. (VMTS). VMTS was not active as of March 31, 2001. Vicom incorporated MultiBand in February 2000 to provide voice, data and video services to residential multi-dwelling units (MDUs).

         Vicom has provided clients with telecommunications products and services since its inception in 1975. As of March 31, 2001, we were providing telephone equipment and service to approximately 1,000 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 3,500 customers. The telecommunications systems we distribute are intended to provide customers with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System, and from other interconnected telephone companies. As of March 31, 2001, MultiBand provided services to approximately 320 customers.

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

SELECTED CONSOLIDATED FINANCIAL DATA

                                            DOLLAR AMOUNTS AS A
                                            PERCENTAGE OF REVENUES
                                      -------------------------------
                                              THREE MONTHS ENDED
                                      --------------    -----------------
                                      MARCH 31, 2001       MARCH 31, 2000
                                       (unaudited)           (unaudited)

REVENUES                                 100.0%                 100.0%

COST OF SALES                             80.1%                  80.3%
                                      --------------     -----------------

GROSS MARGIN                              19.9%                  19.7%

SELLING, GENERAL & ADMINISTRATIVE         28.1%                  28.8%
                                      --------------     -----------------

OPERATING LOSS                            -8.2%                  -9.1%

INTEREST EXPENSE & OTHER, NET             -1.8%                  -3.1%
                                      --------------     -----------------
LOSS BEFORE TAXES                        -10.0%                 -12.2%

INCOME TAX                                 0.0%                   0.0%
                                         ------                 ------
NET LOSS                                 -10.0%                 -12.2%
                                         ======                 ======

The following table sets forth, for the period indicated, the gross margin percentages for Vicom, Inc. Corporate Technologies USA, Inc. and MultiBand, Inc.

                                                   THREE MONTHS ENDED
                                          ------------------------------------
                                          MARCH 31, 2001        MARCH 31, 2000
                                          --------------        --------------
      GROSS MARGIN PERCENTAGES:
        VICOM, INC.                             0.0%                  5.0%
        CORPORATE TECHNOLOGIES USA, INC.       20.1%                 17.8%
        MULTIBAND, INC.                       -19.4%                  0.0%


RESULTS OF OPERATIONS

REVENUES

         Revenues increased 9.92% to $10,682,819 in the quarter ended March 31, 2001, as compared to $9,718,297 for the quarter ended March 31, 2000.

         Revenues for Vicom, Inc. decreased 99.0% to $16,406 in the first quarter of fiscal 2001, as compared to $1,715,142 in the first quarter of fiscal 2000. This decrease is due to the fact that most sales operations substantially were transferred to Corporate Technologies USA, Inc.

         Revenues for Corporate Technologies increased 32.5% to $10,601,335 as compared to $8,003,155 in the first quarter of fiscal 2000. This increase is the result of the added sales transferred from Vicom, Inc.

         MultiBand, Inc. revenues in the quarter ended March 31, 2001 were $65,078. Revenues for MultiBand, Inc. were non-existent in the first quarter of fiscal 2000 as MultiBand, Inc. was not yet operational.

GROSS MARGIN

         The Company's gross margin increased 11.29% or $215,981 to $2,127,770 for the quarter ended March 31, 2001, as compared to $1,911,789 for the similar quarter last year. For the quarter ended March 31, 2001, as a percent of total revenues, gross margin was 19.92% as compared to 19.67% for the similar period last year. This near identical gross margin is primarily due to an increase in service sales, which allowed the Company to maintain its margins.

         Gross margin for Vicom, Inc. decreased 97.7% or $478,463 to $11,258 for the quarter ended March 31, 2001, as compared to $489,721 the first quarter of fiscal 2000. This decrease is a result of sales operations transferred to Corporate Technologies USA, Inc.

         Gross margin for Corporate Technologies USA, Inc. increased by 40.7% to $2,129,163 for the quarter ended March 31, 2001, as compared to $1,422,068 in the first quarter of fiscal 2000. This increase is due to the aforementioned transfer of operations, which includes substantial telephone equipment sales that traditionally have higher gross margins than computer sales, which were previously the core of Corporate Technologies USA, Inc.

         Gross margin for MultiBand, Inc. for the quarter ended March 31, 2001 was $(12,651). MultiBand, Inc. was not operational in the first quarter of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 7.50% to $3,008,546 in the quarter ended March 31, 2001, compared to $2,798,681 in the prior year quarter. This increase in selling, general and administrative expenses were, as a percentage of revenues, 28.16% for the quarter ended March 31, 2001 and 28.79% for the similar period a year ago.

INTEREST EXPENSE

         Interest expense was $232,068 for the quarter ended March 31, 2001, versus $166,647 for the similar period a year ago, reflecting an increased Company debt load due to acquisition related debt and increased borrowings.

NET LOSS

         In the first quarter of fiscal 2001, the Company incurred a net loss of $1,067,754 compared to a net loss of $1,187,227 for the first fiscal quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Available working capital, for the three months ended March 31, 2001, decreased over the similar period last year due to, in part, a significant increase in purchases of property and equipment. Vicom experienced a significant increase in accounts payable for the period ended March 31, 2001 versus last year's period, primarily due to increased sales and the net operating loss for the quarter. Accounts receivable increased materially for the period ended March 31, 2001, compared to the prior year period, due to a significant increase in revenues.

         Inventories year to date increased slightly over last year's prior period inventories due to the aforementioned revenue increases. Net borrowings under notes and installment obligations payable increased materially for the three months ended March 31, 2001 compared to the prior year's period due to financing with an investor, the proceeds of which were used primarily to finance MultiBand, Inc.'s project build-out.

         Management of Vicom believes that, for the near future, cash generated by sales of stock, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its Corporate Technologies USA, Inc. business. Significant continuation of the Company's MultiBand, Inc.'s build-out is highly dependent on securing additional financing for future projects. Management believes that while future build-out financing is available, there is no guarantee that said financing will be obtained.

CAPITAL EXPENDITURES

         The Company used $1,194,657 for capital expenditures during the three months ended March 31, 2001, as compared to $192,221 in the similar period last year. These year to date 2001 expenditures were primarily for construction costs of $1,081,725 related to the continued build-out of MultiBand. For the similar period last year, substantially all capital expenditures consisted of equipment acquired for internal use.

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

PART II.  OTHER INFORMATION



ITEM 4.  LEGAL PROCEEDINGS


                  As of March 31, 2001, Vicom was not engaged in any legal proceedings whose anticipated results would have a material adverse impact on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a)      Exhibits

                           None.

         (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VICOM, INC.
                                Registrant
Date: May 15, 2001              By:

                                                     James L. Mandel
                                                 CHIEF EXECUTIVE OFFICER

Date: May 15, 2001              By:

                                                      Steven M. Bell
                                                CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)