Form 10-K/A
period 2000-12-31
VICOM INC
filed 2001-05-21
CIK 732412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

(MARK ONE)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
            EXCHANGE ACT OF 1934

   |X|      FOR THE PERIOD ENDED DECEMBER 31, 2000


                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                               Yes |X|     No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K / /

         As of March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq Smallcap was approximately $16,303,810.

         As of March 15, 2001, there were 7,994,193 outstanding shares of the registrant's common stock, par value $0.01 per share.

--------------------------------------------------------------------------------

                       Documents Incorporated By Reference

         Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

                                Table of Contents
                                                                            Page
Part I             Item 1.  Business
                            Summary
                            Industry Overview
                            Products and Services
                            MultiBand, Inc.
                   Item 2.  Properties
                   Item 3.  Legal Proceedings
                   Item 4.  Submission of Matters to a Vote of
                              Security Holders
Part II
                   Item 5.  Market for the Registrant's Common
                              Equity and Related Shareholder Matters
                   Item 6.  Selected Financial Data
                   Item 7.  Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations
                  Item 7A.  Quantitative and Qualitative Disclosures
                              About Market Risk
                   Item 8.  Financial Statements and Supplementary
                              Data
                   Item 9.  Changes in Financial Disclosure and
                              Disagreements with Accountants on
                              Accounting
Part III
                  Item 10.  Directors and Executive Officers of the
                              Registrant
                  Item 11.  Executive Compensation
                  Item 12.  Security Ownership of Certain Beneficial
                              Owners and Management
                  Item 13.  Certain Relationships and Related
                              Transactions
Part IV
                  Item 14.  Exhibits, Financial Statement Schedules,
                              and Reports on Form-8k
                            Signatures

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

         While organizations recognize the importance of communication and IT systems in this business environment, the selection, implementation, customization and maintenance of these systems are becoming more complex and the resources required to perform these tasks are becoming increasingly scarce. Faced with a shortage of qualified technical resources and great demands to implement the latest technology, customers are increasingly relying on outside vendors to provide the necessary resources. By outsourcing communication and information technology (IT) services, companies are able to focus on their core businesses; access specialized technical skills; implement solutions more rapidly; benefit from flexible staffing; and reduce the cost of recruiting, training and retaining communication and IT professionals.

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

CUSTOMERS


         Vicom and CTU provide its products and services to commercial, professional and government users within the states of Minnesota, North Dakota, South Dakota and Nebraska. Vicom's customers are diverse and represent various industries such as financial services, hospitality, legal, manufacturing, and education. Vicom received approximately 27% of all revenues from two customers in the year 2000. These two customers are Great Plains Software and the State of North Dakota In 1999, no one customer provided 10% or more of Vicom's total revenues. In 1998, one customer, Minneapolis Public Schools, provided 15% of Vicom's revenues. In its year ended June 30, 1999, Ekman, Inc. (the predecessor company to CTU) received 23% and 10% of its revenues, respectively, from two major customers, Great Plains Software and Meritcare Health Systems. In its year ended June 30, 1998, those two customers provided Ekman, Inc. with 7% and 26% of total revenues, respectively.


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

MARKET DESCRIPTION

         We are currently marketing MultiBand(sm) to MDU properties throughout Minnesota. We are focusing on properties that consist of 50 or more units. We will target properties that range from 50 to 150 units on a contiguous MDU property for television and Internet access only. We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

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

                                   QUARTER ENDED            HIGH BID     LOW BID
                                   -------------            --------     -------
March 31, 1999...........................................      2 1/2       1 5/8
June 30, 1999............................................     2 5/16       1 5/8
September 30, 1999.......................................     2 1/16      1 9/16
December 31, 1999........................................      4 1/8       1 5/8
March 31, 2000...........................................     12 5/8       2 1/2
June 30, 2000............................................     10 1/2       4 3/4
September 30, 2000.......................................     10 1/8       4 3/4
December 31, 2000........................................      7 1/8       3 3/8


         As of March 15, 2001, Vicom had 456 shareholders of record of its common stock and 7,994,193 shares of common stock outstanding. As of that date, there were no outstanding shares of Class A Preferred, four shareholders held a total of 21,889 shares of Class B Preferred, nine shareholders held a total of 96,800 shares of Class C Preferred, and two shareholders hold a total of 30,000 shares of Class D Preferred.

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

PREFERRED STOCK

         In December 1998, Vicom issued 2,550 shares of Class A Preferred for $23,638 and 37,550 shares of Class B Preferred for $359,893. The Class B Preferred was offered to certain note holders at a conversion rate of $10.00 per share of Class B Preferred. Each share of Class A Preferred and Class B Preferred is non-voting (except as otherwise required by law) and convertible into five shares of common stock, subject to adjustment in certain circumstances. Each holder of a share of Class A Preferred or Class B Preferred has a five-year warrant to purchase one share of common stock at $3.00 per share, subject to adjustment.

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

ITEM 6:

SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data for each of the fiscal years in the three year period ended December 31, 2000, have been derived from our financial statements and accompanying notes contained in this prospectus. The Statement of Operations Data for the years ended December 31, 1997 and 1996 and the Balance Sheet data at December 31, 1998, 1997, and 1996 has been derived from our audited financial statements which are not contained in this prospectus.

                                                               YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA         2000              1999              1998              1997              1996
----------------------------         ----              ----              ----              ----              ----
Revenues....................     $ 39,781,846      $ 20,388,870      $  6,458,113      $  6,639,026      $  5,514,532
Cost of products and
   services.................     $ 31,698,569      $ 16,247,898      $  4,841,111      $  4,095,990      $  3,929,573
Gross profit................     $  8,083,277      $  4,140,972      $  1,617,002      $  2,543,036      $  1,584,959%
% of revenues...............             20.3%             20.3%             25.0%             38.3%             28.7
Selling, general and
   administrative expenses..     $ 11,852,041      $  5,823,945      $  2,839,862      $  2,317,388      $  2,617,620
% of revenues...............             29.8%             28.6%             44.0%             34.9%            (47.5)%
Income (loss) from
Operations..................     $ (3,768,764)     $ (1,682,973)     $ (1,222,860)     $    225,648      $ (1,032,661)
Other expense net...........         $458,067          $139,461          $170,888      $    141,471          $108,130)
Income (loss) before income
   taxes....................     $ (4,226,831)     $ (1,822,434)     $ (1,393,748)     $     84,177      $ (1,140,791)
Income tax provision........           $9,000          $241,200           $50,000      $     28,000      $          -
Net income (loss)...........     $ (4,235,831)     $ (2,063,634)     $ (1,443,748)     $     56,177      $ (1,140,791)


Earnings (loss) per common
   share-basic and diluted..           $(0.72)           $(0.55)            (0.68)     $       0.03             (0.55)


Weighted average shares
   outstanding..............        6,914,822         3,821,978         2,129,387         2,098,944         2,084,279


                                                                     DECEMBER 31,
BALANCE SHEET DATA                   2000              1999              1998              1997              1996
------------------                   ----              ----              ----              ----              ----
Working capital
   (deficiency).............     $  2,870,114      $ (2,882,907)     $    (43,161)     $    376,568      $   (215,585)
Total assets................     $ 15,614,573      $ 12,598,745      $  6,630,917      $  4,418,239      $  3,994,584
Long-term debt..............     $  3,362,083      $    926,821      $    826,490      $    674,436      $    324,600
Stockholders' equity........     $  5,876,352      $  1,026,344      $    689,775      $    973,792      $    892,615

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

REVENUES
                                                      Years Ended December 31,
                                                      ------------------------
                                                      2000              1999
                                                      ----              ----
Revenues
Vicom and VMTS                                         8.2%             76.4%
CTU                                                   91.6%             23.6%
MultiBand, Inc.                                        0.2%             0.00%
                                                     ------            ------
                                 Total Revenues      100.0%            100.0%
                                                     ======            ======
Cost of Sales
Vicom and VMTS                                         6.2%             61.0%
CTU                                                   73.2%             18.7%
MultiBand, Inc.                                        0.3%              0.0%
                                                     ------            ------
Total Cost of Sales                                   79.7%             79.7%
                                                     ======            ======
Gross Margin                                          20.3%             20.3%
Selling, General and Administrative expenses          29.8%             28.6%
Operating income (Loss)                               (9.5%)            (8.3%)
Net Income (Loss)                                    (10.6%)           (10.1%)

REVENUES

         Total revenues increased 95.1% to $39,781,846 in 2000 from $20,388,870 in 1999. Total revenues decreased from the $44,941,776 pro forma consolidated revenues for 1999, primarily due to intra company sales to MultiBand, Inc., which were eliminated in consolidation.

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

         Revenues from MultiBand were $73,219 in 2000. There is no comparative data for 1999, as MultiBand was not in operations during that year.

GROSS MARGIN

         The Company's gross margin was $8,083,277 for 2000, as compared to $4,140,972 for 1999. The gross margin increase is due to the aforementioned acquisition of Ekman, Inc for 2000, as a percent of total revenues, gross margin was 20.3% as compared to 20.3% for 1999. The same gross margin percentage is primarily due to an increase in service sales which allowed the company to maintain margins.

         The Company's gross margin as a percentage of revenues for Vicom was 24.5%. The Company's gross margin as a percentage of revenues for CTU was 20.1%. The Company's gross loss for MultiBand, Inc. as a percentage of revenues was 47.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 103.5% to $11,852,041 in 2000, compared to $5,823,943 in 1999. This increase in expenses is primarily related to increased payroll due to acquisitions and start-up expenses for the Company's MultiBand, Inc. subsidiary. Selling, general and administrative expenses were, as a percentage of revenues, 29.8% for 2000 and 28.6% for 1999.

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

INCOME TAX

         The income tax provision in 1999, 1998, and 1997 reflects adjustments to the valuation allowance of net deferred tax assets resulting from net operating loss carryforwards.

NET LOSSES

         Vicom experienced net losses of $2,063,634 and $1,443,748 for 1999 and December 31, 1998, respectively.

UNAUDITED QUARTERLY RESULTS

         The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ending December 31, 2000. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues in the third quarter of the fiscal year.

                                                      For the Quarters Ended
                                                      ----------------------
                     Dec 31,       Sept 30,      June 30,     March 31,      Dec 31,       Sept 30,       June 30,     March 31,
                       2000          2000          2000          2000          1999          1999           1999          1999
                       ----          ----          ----          ----          ----          ----           ----          ----
Revenues:
Vicom                 $(214,437)    $ 119,037   $ 1,626,568   $ 1,715,142   $ 3,169,488    $ 3,189,197   $ 4,562,655   $ 4,646,142
CTU                  11,320,377    10,077,672     7,061,013     8,003,155     4,821,388              0             0             0
MultiBand                51,020        22,299             0             0             0              0             0             0

Total
Revenues             11,156,960    10,219,008     8,687,581     9,718,297     7,990,876      3,189,197     4,562,655     4,646,142
Cost of Sales         9,517,517     7,868,109     6,506,435     7,806,508     7,005,546      2,157,892     3,697,132     3,387,328
Gross Margin          1,639,443     2,350,899     2,181,146     1,911,789       985,330      1,031,305       865,523     1,258,814
SG&A Expense          3,697,857     2,501,869     2,853,634     2,798,681     2,071,273      1,465,764     1,094,907     1,192,001
Operating Income
(loss)               (2,058,414)     (150,970)     (672,488)     (886,892)   (1,085,943)      (434,459)     (229,384)       66,813
Interest Expense       (160,598)     (133,669)     (146,504)     (166,647)     (112,685)       (64,760)      (37,728)      (47,055)
Other Income
(Expenses)              149,351       169,834       (36,146)     (133,688)      124,695         38,772       (27,221)      (13,479)
Net Income
(Loss) Before
Taxes                (2,069,661)     (114,805)     (855,138)   (1,187,227)   (1,073,933)      (460,447)     (294,333)        6,279
Income Tax
(Benefit)
Provision                (9,000)            0             0             0      (241,200)             0             0             0
New Income (Loss)    (2,078,661)     (114,805)     (855,138)   (1,187,227)   (1,315,133)      (460,447)     (294,333)        6,279


Loss Per Common
Share - Basic
and Diluted               (0.31)        (0.05)        (0.14)        (0.29)        (0.30)         (0.13)        (0.09)



LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2000

         Available working capital, for 2000, increased $5,753,021 over 1999 to $8,429,375 due to proceeds from issuance of stock and warrants, which helped offset Vicom's net operating loss and net cash used in operating activities of $5,673,566. Vicom had a $2,092,811 decrease in accounts payable and other liabilities for 2000 versus last year's period, primarily due to the aforementioned proceeds, which were used to reduce payables.

         Inventories year to date increased $320,406 over last year's prior period inventories due to the aforementioned revenue increases. Net borrowings under short-term loans increased $725,940 for 2000 compared to 1999.

         In 2000, the Company entered into a $2,250,000 debenture agreement with a financial institution, interest at 14% payable monthly due $102,273 per month from August 1, 2003 through June 1, 2005, and collateralized by substantially all Company assets.

         In 2000, the Company entered into a $2,250,000 wholesale line of credit agreement, with a financial institution for the purchase of resale merchandise from certain suppliers, interest generally at 0% (if paid within certain terms), and collateralized by the related inventories and accounts receivable.

         Two other commercial line of credit agreements expired in 2000.

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

         Net cash used by operations was approximately $5,674,000 in 2000 versus cash provided by operations of approximately $1,385,000 in 1999. The cash used by operation is due primarily to the decrease in accounts payable and other liabilities and MultiBand start-up expenses in 2000. Management of Vicom believes that, for the near future, cash generated by sales of stock, exercise of warrants, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business.

YEAR ENDED DECEMBER 31, 1999

         Working capital needs in 1999 were funded using the following resources:

         In June 1999, Vicom entered into a $2 million revolving credit agreement with Wells Fargo Business Credit, expiring in June 2000. Borrowings under this facility are based on eligible accounts receivable and inventory with interest at prime plus 1.75% (plus 3.0% if in default). The agreement contains certain restrictive covenants, including the maintenance of minimum net income levels and limitations on capital expenditures. As of December 31, 1999, Vicom was not in compliance with its minimum net income level covenant. Due to this non-compliance, Vicom's agreement is still in force but at the higher default rate of interest. Vicom is attempting to renegotiate this covenant. Vicom used approximately $554,000 of the proceeds from this facility to repay outstanding borrowings under its previous term note and line of credit. As of December 31, 1999, Vicom had outstanding borrowings of $1,169,400 under this agreement.

         Vicom's subsidiary, CTU, had, as of December 31, 1999, $138,000 borrowings on a $2,000,000 line. This line was paid off by Convergent Capital in March 2000. In March 2000, CTU entered into a $2,250,000 loan agreement with Convergent Capital, calling for interest at prime plus 4.0% (plus 6.0% if in default) and due on December 31, 2000. The loan proceeds were used to pay off a previous line of credit due March 31, 2000. Convergent, as additional consideration in the transaction, was given a warrant with a term of seven years for purchase of 40,000 shares of common stock of Vicom at a price of $5.20 per share.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VICOM, INC. AND SUBSIDIARIES - CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999, AND CONSOLIDATED STATEMENTS OF OPERATIONS, CONSOLIDATED STOCKHOLDERS' EQUITY AND CONSOLIDATED CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                               VICOM, INCORPORATED
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTARY INFORMATION

                        December 31, 2000, 1999 and 1998

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

    Consolidated statements of operations                                  F3

    Consolidated statements of stockholders' equity                      F4 - F5

    Consolidated statements of cash flows                                  F6

    Notes to consolidated financial statements                          F7 - F22

INDEPENDENT AUDITOR'S REPORT - SUPPLEMENTARY INFORMATION                  F23

    Valuation and qualifying accounts                                     F24

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





Minneapolis, Minnesota
February 15, 2001

                                     - F2 -
                      VICOM, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                          -----------------------------
                                       ASSETS                                 2000             1999
                                                                          ------------     ------------
CURRENT ASSETS
    Cash                                                                  $  1,161,479     $    204,365
    Accounts receivable, net of allowance of $159,000 and $140,000           5,661,064        5,369,221
    Inventories, net of allowance of $200,000 and $330,000                   2,122,002        1,801,596
    Costs and estimated earnings in excess of billings                           7,491          232,725
    Other                                                                      294,216          154,766
                                                                          ------------     ------------
       TOTAL CURRENT ASSETS                                                  9,246,252        7,762,673

PROPERTY AND EQUIPMENT                                                       3,277,109        1,324,080

GOODWILL, net of accumulated amortization of $436,678 and $101,604           2,914,037        3,249,111

OTHER                                                                          177,175          262,881
                                                                          ------------     ------------
                                                                          $ 15,614,573     $ 12,598,745
                                                                          ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks issued in excess of deposits                                   $         --     $    126,297
    Wholesale line of credit                                                 2,033,340               --
    Notes and installment obligations payable - current maturities             428,334        4,246,433
    Accounts payable                                                         2,769,390        4,503,451
    Other liabilities                                                          825,933          977,513
    Deferred service obligations and revenue                                   319,141          584,716
    Due to ENStar, Inc.                                                             --          207,170
                                                                          ------------     ------------
       TOTAL CURRENT LIABILITIES                                             6,376,138       10,645,580
                                                                          ------------     ------------

NOTES AND INSTALLMENT OBLIGATIONS PAYABLE                                    3,362,083          926,821
                                                                          ------------     ------------
STOCKHOLDERS' EQUITY
    Cumulative convertible preferred stock, no par value:
       8% Class A (issued and outstanding - -0- and 2,550 shares)                   --           23,638
       10% Class B (issued and outstanding - 22,836 and 37,550 shares)         218,869          359,893
       10% Class C (issued and outstanding - 150,810 and -0- shares)         1,508,100               --
       14% Class D (issued and outstanding - 72,500 and -0- shares)            490,332               --
    Common stock - no par value (issued 8,137,181 and
       4,984,845 shares; outstanding 8,023,352 and 4,784,906 shares)         1,340,074        4,551,745
    Options and warrants                                                    14,347,833          217,028
    Unammortized compensation                                                 (278,138)        (258,659)
    Accumulated deficit                                                    (11,750,718)      (3,867,301)
                                                                          ------------     ------------
                                                                             5,876,352        1,026,344
                                                                          ------------     ------------
                                                                          $ 15,614,573     $ 12,598,745
                                                                          ============     ============

                                     - F3 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Years Ended December 31,
                                           ----------------------------------------------
                                               2000             1999             1998
                                           ------------     ------------     ------------
REVENUES                                   $ 39,781,846     $ 20,388,870     $  6,458,113
                                           ------------     ------------     ------------
COSTS AND EXPENSES
    Cost of products and services            31,698,569       16,247,898        4,841,111
    Selling, general and administrative      11,852,041        5,823,945        2,839,862
                                           ------------     ------------     ------------
                                             43,550,610       22,071,843        7,680,973
                                           ------------     ------------     ------------
LOSS FROM OPERATIONS                         (3,768,764)      (1,682,973)      (1,222,860)
                                           ------------     ------------     ------------

OTHER INCOME (EXPENSE)
    Interest expense                           (607,418)        (262,228)        (180,434)
    Miscellaneous                               149,351          122,767            9,546
                                           ------------     ------------     ------------
                                               (458,067)        (139,461)        (170,888)
                                           ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                     (4,226,831)      (1,822,434)      (1,393,748)

INCOME TAX PROVISION                              9,000          241,200           50,000
                                           ------------     ------------     ------------

NET LOSS                                   $ (4,235,831)    $ (2,063,634)    $ (1,443,748)
                                           ============     ============     ============


LOSS ATTRIBUTABLE TO COMMON STOCK
     Net loss                              $ (4,235,831)    $ (2,063,634)    $ (1,443,748)
     Preferred Dividends                   $    846,180     $     37,969     $          0
                                           ------------     ------------     ------------
                                           $ (5,082,011)    $ (2,101,603)    $ (1,443,748)
                                           ============     ============     ============
LOSS PER COMMON SHARE-
    BASIC AND DILUTED                      $       (.72)    $       (.55)    $       (.68)
                                           ============     ============     ============


WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC AND DILUTED           7,009,751        3,821,978        2,129,387
                                           ============     ============     ============

                                     - F4 -

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   Cumulative Convertible Preferred Stock
                               -------------------------------------------------------------------------------------------------
                                       8% Class A                   10% Class B              10% Class C          14% Class D
                               -------------------------     -----------------------   ------------------    -------------------
                                 Shares        Amount          Shares        Amount     Shares     Amount     Shares     Amount
                               -----------   -----------     ---------   -----------   --------   --------   --------   --------
BALANCE -
  DECEMBER 31, 1997                   --     $      --            --     $      --         --     $   --         --     $   --
    Conversion of notes
       payable, net of costs          --            --          35,050       336,718       --         --         --         --

    Warrants issued with
       preferred stock                --            --            --            --         --         --         --         --
    Restricted stock issued           --            --            --            --         --         --         --         --

    Acquisition of ENC                --            --            --            --         --         --         --         --

    Net loss                          --            --            --            --         --         --         --         --
                               -----------   -----------     ---------   -----------     ------     ------    -------     ------
BALANCE -
  DECEMBER 31, 1998                   --            --          35,050       336,718       --         --         --         --

    Sale of stock                    2,550        23,638         2,500        23,175       --         --         --         --

    Warrants issued:
       Preferred stock                --            --            --            --         --         --         --         --
       Notes payable                  --            --            --            --         --         --         --         --

    Restricted stock:
       Issued                         --            --            --            --         --         --         --         --
       Forfeited                      --            --            --            --         --         --         --         --
       Amortization expense           --            --            --            --         --         --         --         --

    Acquisition of Ekman:
       Stock                          --            --            --            --         --         --         --         --
       Options and warrants           --            --            --            --         --         --         --         --

    Preferred dividends               --            --            --            --         --         --         --         --

    Net loss                          --            --            --            --         --         --         --         --
                               -----------   -----------     ---------   -----------   --------   --------   --------   --------
BALANCE -
  DECEMBER 31, 1999                  2,550   $    23,638        37,550   $   359,893       --     $   --         --     $   --

[WIDE TABLE CONTINUED]

                                        Common Stock                          Unamor-
                               --------------------------      Warrants        tized          Accumu-
                                   Shares                        and          Compen-          lated
                                   Issued          Amount      Options        sation          Deficit          Total
                               -----------    -----------    ---------     ---------      -----------    -----------
BALANCE -
  DECEMBER 31, 1997              2,106,236    $ 1,295,742    $      --     $      --      $  (321,950)   $   973,792
    Conversion of notes
       payable, net of costs        50,000         25,000           --            --             --          361,718

    Warrants issued with
       preferred stock                --             --              701          --             --              701
    Restricted stock issued        106,759         62,988           --         (62,988)          --             --

    Acquisition of ENC           1,350,000        797,312           --            --             --          797,312

    Net loss                          --             --             --            --       (1,443,748)    (1,443,748)
                               -----------    -----------    ----------    -----------    -----------    -----------
BALANCE -
  DECEMBER 31, 1998              3,612,995      2,181,042            701       (62,988)    (1,765,698)       689,775

    Sale of stock                     --             --             --            --             --           46,813

    Warrants issued:
       Preferred stock                --             --            3,687          --             --            3,687
       Notes payable                  --             --          112,640          --             --          112,640

    Restricted stock:
       Issued                      144,600        248,866           --        (248,866)          --             --
       Forfeited                   (22,750)       (15,663)          --          15,663           --             --
       Amortization expense           --             --             --          37,532           --           37,532

    Acquisition of Ekman:
       Stock                     1,250,000      2,137,500           --            --             --        2,137,500
       Options and warrants           --             --          100,000          --             --          100,000

    Preferred dividends               --             --             --            --          (37,969)       (37,969)

    Net loss                          --             --             --            --       (2,063,634)    (2,063,634)
                               -----------    -----------    -----------   -----------    -----------    -----------
BALANCE -
  DECEMBER 31, 1999              4,984,845    $ 4,551,745    $   217,028   $  (258,659)    (3,867,301)   $ 1,026,344

(continued)

                                     - F5 -

                      VICOM, INCORPORATED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                   Cumulative Convertible Preferred Stock
                               -------------------------------------------------------------------------------------------------
                                       8% Class A                   10% Class B              10% Class C          14% Class D
                               -----------------------       -----------------------     -----------------     -----------------
                                  Shares        Amount          Shares        Amount     Shares     Amount     Shares     Amount
BALANCE -
  DECEMBER 31, 1999                  2,550    $  23,638       37,550    $ 359,893           --    $      --           --   $      --
    Stock issued:
       Options and warrants
          exercised                     --           --           --           --           --           --           --          --
       Other cash                       --           --           --           --      153,310    1,533,100       72,500     490,332
       Conversion of notes
          payable                       --           --           --           --           --           --           --          --
       Conversion of preferred
          stock                     (2,550)     (23,638)      (9,000)     (86,259)          --           --           --          --

    Redemption of preferred
          stock                         --           --       (5,714)     (54,765)      (2,500)     (25,000)          --          --

    Issuance costs                      --           --           --           --           --           --           --          --

    Warrants issued:
       Warrant dividend                 --           --           --           --           --           --           --          --
       Common stock                     --           --           --           --           --           --           --          --
       Preferred stock                  --           --           --           --           --           --           --          --
       Services                         --           --           --           --           --           --           --          --
       Cash                             --           --           --           --           --           --           --          --

    Restricted Stock:
       Issued                           --           --           --           --           --           --           --          --
       Forfeited                        --           --           --           --           --           --           --          --
       Amortization expense             --           --           --           --           --           --           --          --


    Preferred dividends                 --           --           --           --           --      442,903           --     312,481


    Net loss                            --           --           --           --           --           --           --          --
                                  --------    ---------     --------    ---------    ---------    ---------    ---------   ---------

BALANCE -
  DECEMBER 31, 2000                     --    $      --       22,836    $ 218,869      150,810   $1,951,003    $  72,500   $ 802,813
                                  ========    =========     ========    =========    =========   ==========    =========   =========




[WIDE TABLE CONTINUED]

                                      Common Stock                       Unamor-
                                 ----------------------     Warrants     tized         Accumu-
                                   Shares                     and        Compen-       lated
                                   Issued       Amount      Options      sation        Deficit         Total
                                 ---------    ---------    ---------    ---------     ----------    ----------
  DECEMBER 31, 1999              4,984,845    4,551,745    $ 217,028    $(258,659)  $ (3,867,301)  $ 1,026,344
    Stock issued:
       Options and warrants
          exercised              1,427,217    3,953,471     (163,703)          --             --     3,789,768
       Other cash                  746,999    1,804,921           --           --             --     3,828,353
       Conversion of notes
          payable                  580,100    1,185,054           --           --             --     1,185,054
       Conversion of preferred
          stock                     57,500      109,897           --           --             --            --

    Redemption of preferred
          stock                         --           --           --           --             --       (79,765)

    Issuance costs                 249,959     (679,110)          --           --             --      (679,110)

    Warrants issued:
       Warrant dividend                 --   (9,699,079)  13,255,869           --     (3,556,790)           --
       Common stock                     --           --      495,971           --             --       495,971
       Preferred stock                  --           --      234,668           --             --       234,668
       Services                         --           --      208,000           --             --       208,000
       Cash                             --           --      100,000           --             --       100,000

    Restricted Stock:
       Issued                       35,000      200,185           --     (200,185)            --            --
       Forfeited                   (58,268)     (87,010)          --       87,010             --            --

       Amortization expense             --           --           --       93,696             --        93,696
    Preferred dividends                 --           --           --           --       (846,180)      (90,796)


    Net loss                            --           --           --           --     (4,235,831)   (4,235,831)
                                 ---------    ---------   ----------    ---------     ----------    ----------


BALANCE -
  DECEMBER 31, 2000              8,023,352    1,340,074  $14,347,833    $(278,138)    12,506,102     5,876,352
                                 =========    =========  ===========    =========     ==========    ==========



                                     - F6 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended December 31,
                                                                   ---------------------------------------------
                                                                       2000             1999             1998
                                                                   -----------      -----------      -----------
OPERATING ACTIVITIES
    Net loss                                                       $(4,235,831)     $(2,063,634)     $(1,443,748)
    Adjustments to reconcile net loss to net cash provided
      (used) by operating activities, net of business
      acquisition effect:
       Depreciation                                                    673,074          408,796          228,931
       Amortization                                                    428,770          145,136               --
       Warrants issued for services                                    208,000               --               --
       Deferred income taxes                                                --          249,200           50,000
       Changes in operating assets and liabilities:
          Accounts receivable                                         (291,843)       1,547,912         (270,558)
          Inventories                                                 (320,406)       1,240,723         (152,505)
          Costs, estimated earnings, and billings                      225,234          (59,360)              --
          Other assets                                                  (2,178)         (44,625)         170,627
          Wholesale line of credit                                   2,033,340               --               --
          Accounts payable and other liabilities                    (2,092,811)         385,522          962,015
          Deferred service obligations and revenue                    (265,575)        (424,149)         318,442
                                                                   -----------      -----------      -----------
             Net cash provided (used) by operating activities       (3,640,226)       1,385,521         (136,796)
                                                                   -----------      -----------      -----------

INVESTING ACTIVITIES
    Purchases of property and equipment                             (1,316,022)        (631,166)         (34,824)
    Purchase of business, net of $64,072 cash received                      --         (435,928)              --
    Collections on notes receivable                                     45,331           29,383           43,045
    Issuance of notes receivable                                       (96,897)         (30,000)              --
    Other                                                                   --          (30,000)          42,392
                                                                   -----------      -----------      -----------
             Net cash provided (used) by investing activities       (1,367,588)      (1,097,711)          50,613
                                                                   -----------      -----------      -----------

FINANCING ACTIVITIES
    Increase (decrease) in checks issued in excess of deposits        (126,297)        (416,734)          99,115
    Net payments under short-term loans                             (1,307,400)          (2,600)        (299,839)
    Proceeds from notes payable                                      2,282,160        1,170,600          578,455
    Principal payments on notes and installment obligations         (2,482,624)        (847,242)        (278,467)
    Proceeds from issuance of stock and warrants                     8,448,760           50,500               --
    Stock issuance costs                                              (679,110)              --          (13,081)
    Redemption of preferred stock                                      (79,765)              --               --
    Dividends                                                          (90,796)         (37,969)              --
                                                                   -----------      -----------      -----------
             Net cash provided (used) by financing activities        5,964,928          (83,445)          86,183
                                                                   -----------      -----------      -----------

INCREASE IN CASH                                                       957,114          204,365               --

CASH
    Beginning of year                                                  204,365               --               --
                                                                   -----------      -----------      -----------
    End of year                                                    $ 1,161,479      $   204,365      $        --
                                                                   ===========      ===========      ===========

                                     - F7 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Summary of Significant Accounting Policies -

       Principles of Consolidation

       The consolidated financial statements include the accounts of Vicom, Incorporated (Vicom) and its wholly-owned subsidiaries, Vicom Midwest Telecommunication Systems, Inc. (VMTS), Corporate Technologies, USA, Inc.
       (CTU), and MultiBand, Inc. (MutiBand) (incorporated in February 2000 and in the start-up phase) which provides voice, data and video services to residential multi-dwelling units. All significant intercompany accounts and transactions are eliminated.

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

       Service revenues related to technology products including consulting, training, and support are recognized when the services are provided The Company, if the customer elects, enters into equipment maintenance agreements for products sold once the original manufacturer's warranty has expired. Revenues from all equipment maintenance agreements are recognized on a straight-line basis over the terms of each contract. Costs for services are expensed as incurred.

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

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Business Acquisitions -

       Effective November 1, 1999, Vicom purchased the common stock of Ekman, Inc. (Ekman) from its sole stockholder and merged it into a new subsidiary, CTU. The purchase price was allocated to assets and liabilities acquired as follows:

         Cash                                                        4,047,221
         Accounts receivable                                         1,184,311
         Inventories                                                   442,509
         Property and equipment                                         93,196
         Other assets                                                 (335,812)
         Checks issued in excess of deposits                        (1,326,666)
         Notes and installment obligations payable                  (2,080,426)
         Accounts payable                                             (322,822)
         Other liabilities                                             (79,697)
         Service obligations                                     -------------
                                                                     1,685,886
            Net assets acquired                                      2,801,614
         Goodwill                                                -------------
                                                                $    4,487,500
            Total purchase price                                 =============

       The consideration consisted of $500,000 in cash, $1,750,000 in 10% promissory notes, 1,250,000 common shares of Vicom with an assigned value of $2,137,500, and 150,000 stock options valued at $60,000 and 100,000 warrants valued at $40,000. The value of common shares was based on an independent third party appraisal. Stock options and warrants were valued in accordance with the Black-Scholes Options-Pricing Model (Note 7).

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

       Both acquisitions were accounted for by the purchase method of accounting for business combinations. Accordingly, the operating results of Ekman and ENC were included in the consolidated financial statements since the date of acquisition. The Company's unaudited pro forma results for 1999 and 1998 assuming both acquisitions occurred on January 1, 1998, are as follows:

                                                      Years Ended December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    ------------   ------------

         Revenues                                   $ 44,941,776   $ 44,312,204
         Net loss                                     (2,259,869)    (1,665,769)
         Loss per common share - basic and diluted          (.48)          (.35)

       These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the combinations been in effect on January 1, 1998, or indicative of future results of operations.


3.     Property and Equipment -

       Property and equipment are as follows:

                                                           December 31,
                                                -----------------------------
                                                     2000              1999
                                                -----------       -----------
         Cost:
            Leasehold improvements              $   100,034       $    94,197
            Equipment - owned                     2,350,281         2,237,141
            Equipment under capital lease         1,461,234           364,860
            In process equipment (MultiBand)        544,982             -
                                                -----------       -----------
                                                  4,456,531         2,696,198
                                                -----------       -----------
         Less accumulated depreciation:
            Leasehold improvements                   57,500            49,943
            Equipment - owned                       917,948         1,076,345
            Equipment under capital lease           203,974           245,830
                                                -----------       -----------
                                                  1,179,422         1,372,118
                                                -----------       -----------
                                                  3,277,109       $ 1,324,080
                                                ===========       ===========

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


4.     Other Assets -

       Other assets are as follows:
                                                              December 31,
                                                        ------------------------
                                                           2000          1999
                                                        ----------    ----------
         Current assets:
            Notes receivable - current maturities       $  161,603    $   59,254
            Prepaid expenses and other                     132,613        95,512
                                                        ----------    ----------

                                                        $  294,216    $  154,766
                                                        ==========    ==========

          Noncurrent assets:
             Notes receivable, less current maturities  $   20,270    $   71,051
             Prepaid expenses and other                    156,905       191,830
                                                        ----------    ----------

                                                        $  177,175    $  262,881
                                                        ==========    ==========


5.     Other Liabilities -

       Other liabilities are as follows:
                                                                 December 31,
                                                            --------------------
                                                                2000     1999
                                                               ------   ------

        Payroll related                                     $ 585,505  $ 641,059
        Billings in excess of costs and estimated earnings     88,223      9,231
        Other                                                 152,205    327,223
                                                              -------  ---------

                                                            $ 825,933  $ 977,513
                                                            =========  =========


6.     Wholesale Line of Credit -

       In 2000, the Company entered into a $2,250,000 wholesale line of credit agreement with a financial institution for the purchase of certain resale merchandise from certain suppliers, interest generally at 0% (if paid within certain terms, generally 30 days), and collateralized by the related inventories and accounts receivable.

                                     - F13 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.     Notes and Installment Obligations Payable -

       Notes and installment obligations payable are as follows:

                                                                                               December 31,
                                                                                      --------------------------------
                                                                                          2000              1999
                                                                                      --------------    --------------
          Commercial line of credit borrowings                                        $       -         $   1,307,400

          Debenture payable                                                               2,250,000             -

          Notes payable, interest at 1.3% to 25.4%, due through
          August 2003, collateralized by certain assets                                     142,564           887,545

          Subordinated note payable to ENStar, interest at 9.0%, due December
          2003 or earlier in the event of certain equity
          offerings or transactions, unsecured                                              128,994           750,000

          Capital lease obligations, monthly installments including
          interest at 9.5% to 16.5% through 2004                                          1,268,859           191,209

          Notes payable to related parties, retired in 2000                                   -             2,037,100
                                                                                      -------------     -------------
                                                                                          3,790,417         5,173,254
          Less current maturities                                                           428,334         4,246,433
                                                                                      -------------     -------------
                                                                                      $   3,362,083     $     926,821
                                                                                      =============     =============

       Future maturities are as follows:

              Year            Amount
            ---------     -------------

              2001        $     428,334
              2002              355,854
              2003            1,023,903
              2004            1,470,963
              2005              511,363
                          -------------
                          $   3,790,417
                          =============

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

       Preferred Stock


       Dividends on Class A, Class C, and Class D preferred stock are cumulative and payable quarterly at 8%, 10%, and 14% per annum, respectively. Preferred stock can be converted into common shares at any time as follows: Class A and Class B - five shares, Class C - two shares, and Class D - two and one-half shares. The intrinsic value of any beneficial conversion option is recorded as preferred dividends at the time of preferred stock issuance. Dividends on Class B preferred are cumulative and payable monthly at 10% per annum. The dividends are based on $10 per preferred share. The Class B preferred was offered to certain note payable holders at a conversion of $10 per Class B preferred share. All preferred stock is nonvoting. Warrants to purchase shares of common stock were given with the issuance of Class A, Class B, and Class D preferred stock. The Company can redeem the preferred stock at $10.50 per share for Class A and Class B and $10.00 per share for Class C and Class D, whenever the common stock price exceeds certain defined criteria. Upon the Company's call for redemption, the holders of the preferred stock called for redemption will have the option to convert each preferred share into shares of common stock. Holders of preferred stock cannot require the Company to redeem their shares. The liquidation preference is the same as the redemption price for each class of preferred stock.


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

       Restricted stock activity is as follows:
                                    2000              1999               1998
                                  ---------        -----------         ---------
       Outstanding, January 1       199,939            106,759             -
          Issued                     35,000            144,600           106,579
          Vested                    (62,842)           (28,670)            -
          Forfeited                 (58,268)           (22,750)            -
                                  ---------        -----------         ---------
       Outstanding, December 31     113,829            199,939           106,579
                                  =========        ===========         =========


       Stock Options

Stock option activity is as follows:

                                                                                      Weighted-Average
                                                  Options                              Exercise Price
                                 -------------------------------------------    -----------------------------
                                     2000            1999           1998         2000      1999       1998
                                 --------------   -----------    -----------    -------   --------   --------
       Outstanding, January 1          998,591       690,500        244,500     $ 1.09    $   .66    $   .88
          Granted                      440,700       341,841        450,000       4.26       1.95        .55
          Exercised                   (221,217)           --             --        .75         --         --
          Forfeited                    (72,567)      (33,750)        (4,000)      2.10       1.01       1.03
                                    -----------     ---------      ---------

       Outstanding, December 31      1,145,507       998,591        690,500       2.31       1.09        .66
                                    ===========     =========      =========

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

       (continued)

                                     - F16 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     Stockholders' Equity - (continued)

       Options outstanding and exercisable as of December 31, 2000, are as follows:

                                       Outstanding                             Exercisable
                       ---------------------------------------------    -------------------------
                                             Weighted - Average
                                         ---------------------------                 Weighted-
     Range of                                            Remaining                    Average
     Exercise                             Exercise       Contratual                   Exercise
      Prices                Options        Price         Life-Years      Options       Price
  --------------          -----------     --------      ------------    ---------    ---------
   $.60 to $1.03              480,050     $  .67            7.1           480,050    $   .67
  $1.50 to $2.08              266,657       1.97            8.7            47,550       1.93
  $2.88 to $4.00              145,000       2.96            9.1                --         --
  $4.75 to $5.38              161,000       4.78            9.5                --         --
  $6.00 to $6.75               92,800       6.51            9.6                --         --
                          ------------                                  ----------
   $.60 to $6.75            1,145,507       2.31            8.3           527,600        .78
                          ============                                  ==========

       If the Company recognized stock option compensation expense based on grant-date fair value, consistent with the method prescribed by SFAS No. 123, net loss would be approximately as follows:

                                             Years Ended December 31,
                                   --------------------------------------------
                                        2000            1999            1998
                                   ------------    ------------    ------------

       Net loss                    $ (4,569,000)   $ (2,124,000)   $ (1,485,000)


       Loss per common share -
          basic and diluted        $       (.77)   $       (.56)   $       (.70)

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

       (continued)

                                     - F17 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     Stockholders' Equity - (continued)

       Stock Warrants

       Stock warrant activity is as follows:

                                                                                                Weighted-Average
                                                            Warrants                             Exercise Price
                                                2000           1999           1998         2000      1999       1998
                                            --------------   ----------    -----------    -------   --------   --------
       Outstanding, January 1                     836,100      270,050        235,000     $ 2.12    $  1.50    $  1.28
         Granted                                8,760,964      566,050         35,050       8.42       2.42       3.00
         Exercised                             (1,206,000)          --             --       3.00         --         --
         Cancelled                               (297,600)          --             --       5.00         --         --
                                              ------------    ---------      ---------

       Outstanding, December 31                 8,093,464      836,100        270,050       8.71       2.12       1.50
                                              ============    =========      =========

       The weighted-average grant-date fair value of warrants granted during 2000, 1999, and 1998 was $1.63, $.028, and $.02, respectively. All warrants were issued for exercise prices greater than or equal to the award date market values.

       Warrants outstanding and exercisable as of December 31, 2000, are as follows:

     Range of                               Remaining
     Exercise                               Contratual
      Prices             Warrants           Life-Years
--------------------   --------------      -------------

       $4.44                  80,920           6.9
       $8.75               8,012,544           1.5
                          -----------
  $4.44 to $8.75           8,093,464           1.5
                          ===========


       Stock warrants were awarded for:
                                             Years Ended December 31,
                                        -----------------------------------
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
                                        =========    =========    =========


The warrant dividend was declared in April 2000. For each share of common stock outstanding, one warrant was issued to purchase common stock at $8.75 per share for two years.


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

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Stockholders' Equity - (continued)

       The fair value of stock warrants is the estimated present value at grant-date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

                                             Years Ended December 31,
                                    ------------------------------------------
                                      2000              1999            1998
                                    ---------          -------         -------

         Risk-free interest rate         6.49%            5.88%           4.34%
         Expected life              2.2 years          5 years         5 years
         Expected volatility               28%              20%             24%
         Expected dividend rate             0%               0%              0%

9.     Income Taxes -

       The income tax provision is as follows:

                                     Years Ended December 31,
                         ----------------------------------------------
                            2000              1999              1998
                         ---------       ------------       -----------
         Current         $   9,000       $     (8,000)      $        --
         Deferred               --            249,200            50,000
                         ---------       ------------       -----------
                         $   9,000       $    241,200       $    50,000
                         =========       ============       ===========

       Components of net deferred income tax assets are as follows:

                                                             December 31,
                                                     ---------------------------
                                                        2000              1999
                                                     -----------     -----------
       Deferred income tax assets:
         Net operating loss carryforwards            $ 5,549,200     $ 4,329,600
         Nondeductible allowances                        323,600         326,800
                                                      -----------    -----------
                                                       5,872,800       4,656,400
       Less valuation allowance                        5,792,800       4,524,900
                                                      ----------     -----------
                                                          80,000         131,500
       Deferred income tax liabilities - depreciation     80,000         131,500
                                                      ----------     -----------
       Net deferred income tax assets                 $       --     $        --
                                                      ==========     ===========

       Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows:

                                                   Years Ended December 31,
                                              --------------------------------
                                               2000         1999          1998
                                              -----        -----         -----

          Statutory tax rate (benefits)       (34.0)%      (34.0)%       (34.0)%
          Change in valuation allowance        41.3         64.3          36.2
          Net operating loss not recognized    (6.9)       (20.0)         (2.4)
          Other                                 (.2)         2.9           3.8
                                              -----        -----         -----
          Effective tax rate                     .2%        13.2%          3.6%
                                              =====        =====         =====


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

       The Company has the following net operating loss carryforwards at December 31, 2000, for federal income tax purposes:

                                                 Net
                          Year of             Operating
                         Expiration              Loss
                         ----------          ------------

                            2001             $    307,000
                            2002                3,152,000
                            2004                1,050,000
                            2005                  599,000
                            2007                  501,000
                            2008                   59,000
                            2009                   22,000
                            2011                  595,000
                            2012                   25,000
                            2018                1,122,000
                            2019                1,585,000
                            2020                4,856,000
                                             ------------
                                             $ 13,873,000
                                             ============

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

       (continued)

                                     - F20 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Commitments - (continued)

       Operating Leases - (continued)

       Future minimum rent commitments are approximately as follows:

                          Year                Amount
                       ----------          -----------
                          2001             $   577,000
                          2002                 471,000
                          2003                 408,000
                          2004                 392,000
                          2005                 173,000
                       Thereafter              255,000
                                            ----------
                                           $ 2,276,000
                                            ==========

       Rent expense for 2000, 1999, and 1998 was approximately $650,000, $261,000, and $202,000, respectively, of which $619,000 , $190,000, and
       $138,000, respectively, was with related parties.

       Employment Agreements

       The Company has employment agreements with various officers expiring through 2002. Some of the agreements include renewal options and incentives.

       Approximate future minimum payments are as follows:

                             Year            Amount
                             ----          ---------
                             2001          $ 468,000
                             2002            110,000
                                           ---------
                                           $ 578,000
                                           =========

12.    Supplemental Disclosures of Cash Flow Information -

                                                                  Years Ended December 31,
                                                         -----------------------------------------
                                                             2000           1999           1998
                                                         -----------    -----------    -----------
     Cash paid for interest                              $   647,742    $   214,730    $   180,434

     Noncash investing and financing transactions:
        Warrant dividend                                  13,255,869             --             --
        Refinancing of debt                                1,603,189             --             --
        Notes payable converted to stocks and
           warrants issued                                 1,185,054             --        375,500
        Capitalized lease equipment purchases              1,310,081         11,845             --
        Conversion of preferred to common stock              109,897             --             --
        Acquisition of Ekman and ENC                              --      3,987,500      2,035,500
        Warrants issued with notes                                --        112,640             --


        Preferred dividend attributable to beneficial
           conversion of preferred stock                     755,384



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

       The Company purchased materials from major suppliers approximately as follows:

                                          Supplier
              ------------------------------------------------------------------
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


14.    Financial Statement Adjustments -

       During 1998, the Company recorded approximately $1,000,000 of noncash adjustments in connection with the write down of the carrying amounts of certain assets as follows:

                                                   Expense Included Within
                                             ----------------------------------
                                              Cost of
                                              Products    Operating
                                                Sold      Expenses      Total
                                             ----------  ----------   ---------

            Inventory obsolescence           $  660,000  $       --  $  660,000
            Accounts and notes receivable            --     240,000     240,000
            Prepaid expenses and other               --     100,000     100,000
                                             ----------  ----------   ---------

                                             $  660,000  $  340,000  $1,000,000
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

       Since integrated voice, video and date networking technologies products and services are rapidly merging with computer technologies products and services, the Company in 2000 merged its integrated voice, video and data networking products and services operations with its computer technologies products and services operations in its CTU subsidiary. By the end of 2000, the CTU subsidiary functioned as one segment for integrated voice, video, data networking and computer technologies products and services, under one management structure, with one management financial reporting system, and having one unified marketing name.

       (continued)

                                     - F22 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.    Business Segments - (continued)

       With the start up of MultiBand in February 2000, the Company added the segment providing voice, data, and video services to residential multi-dwelling units.

       Segment disclosures are as follows:

                                                     Vicom
                                                    and VMTS            CTU          MultiBand          Total
                                                 -------------    -------------    -------------   -------------
          Year Ended December 31, 2000:
             Revenues                            $   3,248,310    $  36,460,217    $      73,319   $  39,781,846
             Loss from operations                    1,558,914          463,762        1,746,088       3,768,764
             Loss from operations without
                amortization                         1,558,914           34,992        1,746,088       3,339,994
             Depreciation and amortization             301,445          727,449           72,950       1,101,844
             Interest expense                          260,411          254,655           92,352         607,418
             Identifiable assets                       868,438       12,388,215        2,357,920      15,614,573
             Capital expenditures                       22,273          344,898        2,258,932       2,626,103

          Year Ended December 31, 1999:
             Revenues                               15,567,482        4,821,388            -          20,388,870
             Loss from operations                    1,642,919           40,054            -           1,682,973
             Loss (income) from operations
                without amortization                 1,544,476           (6,639)           -           1,537,837
             Depreciation and amortization             471,990           81,942            -             553,932
             Interest expense                          249,223           13,005            -             262,228
             Identifiable assets                     5,753,985        6,844,760            -          12,598,745
             Capital expenditures                      515,524          127,487            -             643,011

       Segment disclosures are provided by entity to the extent practicable under the Company's accounting system.

                                     - F23 -




            INDEPENDENT AUDITOR'S REPORT - SUPPLEMENTARY INFORMATION




Board of Directors and Stockholders
Vicom, Incorporated and Subsidiaries
New Hope, Minnesota


Our report on our audits of the basic consolidated financial statements of Vicom, Incorporated and Subsidiary for 2000, 1999, and 1998, appears on page 1. Those audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page 24 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.




                                            Lurie Besikof Lapidus & Company, LLP

Minneapolis, Minnesota
February  15, 2001



See independent auditor's report - supplementary information and notes to consolidated financial statements.

                                     - F24 -

                      VICOM, INCORPORATED AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                   Years Ended December 31, 2000, 1999 and 1998

                    Column A                          Column B        Column C            Column D         Column E
--------------------------------------------------  -------------   -------------     -----------------   ------------
                                                                     Additions
                                                     Balance at      Charged to                             Balance
                                                     Beginning       Costs and                              at End
                   Description                        of Year         Expenses           Deductions         of Year
--------------------------------------------------  -------------   -------------     -----------------   ------------
ALLOWANCE DEDUCTED FROM
    ASSET TO WHICH IT APPLIES

Allowance for doubtful accounts receivable:
       2000                                         $    140,000     $   176,000      $   157,000 (A)     $   159,000
       1999                                              115,000         165,000          140,000 (A)         140,000
       1998                                               40,000         125,000           50,000 (A)         115,000

Allowance for inventory obsolescence:
       2000                                              330,000         245,000          375,000 (B)         200,000
       1999                                              910,000           -              580,000 (B)         330,000
       1998                                              250,000         660,000            -                 910,000

Notes receivable:
       2000                                              105,000           -              105,000 (A)          -
       1999                                              115,000           -               10,000 (D)         105,000
       1998                                                -             115,000            -                 115,000

Allowance for doubtful utilization of
  prepaid advertising:
       2000                                              392,000           -              392,000 (C)           -
       1999                                              392,000           -                -                 392,000
       1998                                              292,000         100,000            -                 392,000

(A)      Write-off uncollectible receivables
(B)      Write-off obsolete inventory
(C)      Write-off unusable prepaid advertising
(D)      Collections


See Independent auditor's report - supplementary information and notes to consolidated financial statements.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
         Financial Statements, Financial Statement Schedules and Exhibits.
1.
         Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedules on page 19 of this report.

2.
         Financial Statement Schedules


See independent auditor's report - supplementary information and notes to consolidated financial statements.

All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in Item 8 or are not applicable.

3.
         Exhibits


See Index to Exhibits on page 51 of this report.


(b)
         Reports on Forms 8-K.

One report on Form 8-K was filed by the Company during the last quarter of the fiscal year covered by this report. This Form 8-K was filed on November 22, 2000. No financial statements were filed as part of this report. This subject of the 8-K report was the raising of additional equity through the sale of preferred stock.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to its 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VICOM, INC.
                                Registrant

                                By:              James L. Mandel
                                             CHIEF EXECUTIVE OFFICER


Date: May 21, 2001



                                By:                Steven M. Bell
                                              CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


Date: May 21, 2001


By:


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


See independent auditor's report - supplementary information and notes to consolidated financial statements.

                                 EXHIBITS INDEX


       EXHIBIT
         NO.      DESCRIPTION

         2.1      Asset Purchase Agreement and related documents with Enstar
                  Networking Corporation dated December 31, 1998(1)
         2.2      Agreement and Plan of Merger with Ekman, Inc. dated December
                  29, 1999(1)
         3.1      Amended and Restated Articles of Incorporation of Vicom,
                  Inc.(1)
         3.2      Restated Bylaws of Vicom, Incorporated(1)
         3.3      Articles of Incorporation of Corporate Technologies, USA,
                  Inc.(1)
         3.4      Bylaws of Corporate Technologies, USA, Inc.(1)
         4.1 Certificate of Designation of the Relative Rights, Restrictions and Preferences of 8% Class A Cumulative Convertible Preferred Stock and 10% Class B Cumulative Convertible Preferred Stock dated December 9, 1998(1)
         4.2      Form of Warrant Agreement(1)
         4.3      Warrant Agreement with James Mandel dated December 29, 1999(1)
         4.4      Warrant Agreement with Marvin Frieman dated December 29,
                  1999(1)
         4.5      Warrant Agreement with Pierce McNally dated December 29,
                  1999(1)
         4.6      Warrant Agreement with Enstar, Inc. dated December 29, 1999(1)
         4.7      Warrant Agreement with David Ekman dated December 29, 1999(1)
         4.8 Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class C Cumulative Convertible Stock (2)
         5.1      Opinion of Winthrop & Weinstine, P.A.(2)
         10.1     Vicom Lease with Marbell Realty dated June 20, 1996(1)
         10.2     Employment Agreement with Marvin Frieman dated October 1,
                  1996(1)
         10.3     Employment Agreement with Steven Bell dated October 1, 1996(1)
         10.4     Employment Agreement with James Mandel dated August 14,
                  1998(1)
         10.5     Vicom Associate Agreement with NEC America, Inc. dated June
                  1999(1)
         10.6     Loan Agreement with Wells Fargo dated June 17, 1999(1)
         10.7     Employment Agreement with David Ekman dated December 29,
                  1999(1)
         10.8 Debenture Loan Agreement with Convergent Capital dated March 9, 2000(1)
         10.9 Corporate Technologies, USA, Inc. lease with David Ekman dated January 19, 2000(1)
         10.10 Supplement dated July 11, 2000 to debenture loan agreement with Convergent Capital dated March 9, 2000.(2)
         21.1     List of subsidiaries of the registrant(1)
         23.1     Consent of Lurie Besikof Lapidus & Company, LLP
         23.2     Consent of Winthrop & Weinstine, P.A.(2)

------------------------

See independent auditor's report - supplementary information and notes to consolidated financial statements.

         24.1 Power of Attorney (included on signature page of this registration statement)

         27.1     Financial Data Schedule.(4)

---------------

         (1) Previously filed as the same exhibit to the Registrant's Form 10, as amended.

         (1) Previously filed as the same exhibit to the original Registration Statement on Form S-1 filed on August 11, 2000 and declared effective on August 18, 2000.

         (3) Previously filed as the same exhibit to Registrants Proxy Statement on Form 14A, filed on July 31, 2000.

         (4)      Filed herewith.

A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any shareholder of the Company, upon receipt of a written request from such person for any such exhibit. Such request should be sent to:
Vicom, Inc., 9449 Science Center Drive, New Hope, MN 55428, Attn: Steve Bell.






See independent auditor's report - supplementary information and notes to consolidated financial statements.