Form 10-K/A
period 2001-03-30
VICOM INC
filed 2001-05-22
CIK 732412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------



                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K


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





Minneapolis, Minnesota
February 15, 2001

                                     - F2 -
                      VICOM, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,
                                                                          -----------------------------
                                       ASSETS                                 2000             1999
                                                                          ------------     ------------
CURRENT ASSETS
    Cash                                                                  $  1,161,479     $    204,365
    Accounts receivable, net of allowance of $159,000 and $140,000           5,661,064        5,369,221
    Inventories, net of allowance of $200,000 and $330,000                   2,122,002        1,801,596
    Costs and estimated earnings in excess of billings                           7,491          232,725
    Other                                                                      294,216          154,766
                                                                          ------------     ------------
       TOTAL CURRENT ASSETS                                                  9,246,252        7,762,673

PROPERTY AND EQUIPMENT                                                       3,277,109        1,324,080

GOODWILL, net of accumulated amortization of $436,678 and $101,604           2,914,037        3,249,111

OTHER                                                                          177,175          262,881
                                                                          ------------     ------------
                                                                          $ 15,614,573     $ 12,598,745
                                                                          ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks issued in excess of deposits                                   $         --     $    126,297
    Wholesale line of credit                                                 2,033,340               --
    Notes and installment obligations payable - current maturities             428,334        4,246,433
    Accounts payable                                                         2,769,390        4,503,451
    Other liabilities                                                          825,933          977,513
    Deferred service obligations and revenue                                   319,141          584,716
    Due to ENStar, Inc.                                                             --          207,170
                                                                          ------------     ------------
       TOTAL CURRENT LIABILITIES                                             6,376,138       10,645,580
                                                                          ------------     ------------

NOTES AND INSTALLMENT OBLIGATIONS PAYABLE                                    3,362,083          926,821
                                                                          ------------     ------------
STOCKHOLDERS' EQUITY
    Cumulative convertible preferred stock, no par value:
       8% Class A (issued and outstanding - -0- and 2,550 shares)                   --           23,638
       10% Class B (issued and outstanding - 22,836 and 37,550 shares)         218,869          359,893


       10% Class C (issued and outstanding - 150,810 and -0- shares)         1,951,003               --
       14% Class D (issued and outstanding - 72,500 and -0- shares)            802,813               --


    Common stock - no par value (issued 8,137,181 and
       4,984,845 shares; outstanding 8,023,352 and 4,784,906 shares)         1,340,074        4,551,745
    Options and warrants                                                    14,347,833          217,028
    Unammortized compensation                                                 (278,138)        (258,659)


    Accumulated deficit                                                    (12,506,102)      (3,867,301)


                                                                          ------------     ------------
                                                                             5,876,352        1,026,344
                                                                          ------------     ------------
                                                                          $ 15,614,573     $ 12,598,745
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


                                VICOM, INC.
                                Registrant

                                By: /s/ James L. Mandel
                                    -----------------------
                                        James L. Mandel
                                    CHIEF EXECUTIVE OFFICER


Date: May 21, 2001


                                By: /s/ Steven M. Bell
                                    -----------------------
                                        Steven M. Bell
                                    CHIEF EXECUTIVE OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


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