Form 10-Q
period 2001-06-30
VICOM INC
filed 2001-08-14
CIK 732412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   [X]     AND EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDING JUNE 30, 2001
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                          COMMISSION FILE NUMBER 0-1325


                                   -----------

                               VICOM, INCORPORATED

             (Exact name of registrant as specified in its charter)

                                    MINNESOTA

         (State or other jurisdiction of incorporation or organization)

                                   41-1255001

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

                                Yes [X]   No [ ]

         On June 30, 2001 there were 8,779,229 shares outstanding of the registrant's common stock, par value $.01 per share, and 279,061 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended                Six Months Ended
                                              -----------------------------    ------------------------------
                                              June 30, 2001   June 30, 2000    June 30, 2001    June 30, 2000
                                              -------------   -------------    -------------    -------------
REVENUES .................................    $  7,830,229     $  8,687,581     $ 18,513,048     $ 18,405,878
                                              ------------     ------------     ------------     ------------

COSTS AND EXPENSES
   Cost of products and services .........       6,048,399        6,506,435       14,603,448       14,312,943
   Selling, general and administrative ...       2,738,537        2,853,634        5,747,083        5,625,315
                                              ------------     ------------     ------------     ------------
                                                 8,786,936        9,360,069       20,350,531       19,965,258
                                              ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS .....................        (956,707)        (672,488)      (1,837,483)      (1,559,380)
                                              ------------     ------------     ------------     ------------

OTHER EXPENSE
   Interest expense ......................        (292,677)        (146,504)        (524,745)        (313,151)
   Miscellaneous income (expenses) .......             307          (36,146)          45,397         (169,834)
                                              ------------     ------------     ------------     ------------

                                                  (292,370)        (182,650)        (479,348)        (482,985)
                                              ------------     ------------     ------------     ------------
LOSS BEFORE INCOME TAXES .................      (1,249,077)        (855,138)      (2,316,831)      (2,042,365)

INCOME TAX PROVISION .....................              --               --               --               --
                                              ------------     ------------     ------------     ------------

NET LOSS .................................    $ (1,249,077)    $   (855,138)    $ (2,316,831)    $ (2,042,365)
                                              ============     ============     ============     ============

LOSS ATTRIBUTABLE TO
COMMON STOCK
     Net loss ............................    $ (1,249,077)    $   (855,138)    $ (2,316,831)    $ (2,042,365)
     Preferred dividends .................        (123,147)          (7,484)        (175,608)         (17,406)
                                              ------------     ------------     ------------     ------------
                                              $ (1,372,224)    $   (862,622)    $ (2,492,439)    $ (2,059,771)
                                              ============     ============     ============     ============
LOSS PER COMMON SHARE-
BASIC AND DILUTED ........................    $       (.17)    $       (.12)    $       (.31)    $       (.33)
                                              ============     ============     ============     ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-BASIC
AND DILUTED ..............................       7,989,569        7,335,895        7,960,727        6,241,532

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30, 2001      DECEMBER 31, 2000
                                                                                --------------     -----------------
                                                                                 (unaudited)           (audited)
                                      ASSETS
CURRENT ASSETS
   Cash ..................................................................      $      761,460       $    1,161,479
   Accounts receivable, net allowance of $132,000 and $159,000 ...........           4,259,925            5,661,064
   Inventories, net allowance of $260,000 and $200,000 ...................           2,294,084            2,122,002
   Other .................................................................             361,102              294,216
   Costs and estimated earnings in excess of billings ....................                  --                7,491
                                                                                --------------       --------------
    TOTAL CURRENT ASSETS .................................................           7,676,570            9,246,252
                                                                                --------------       --------------

PROPERTY AND EQUIPMENT ...................................................      $    4,212,109       $    3,277,109
                                                                                --------------       --------------

NONCURRENT ASSETS
   Goodwill, net of accumulated amortization of $604,216 and $436,678 ....           2,925,310            2,914,037
   Other .................................................................             170,291              177,175
                                                                                --------------       --------------
                                                                                     3,095,601            3,091,212
                                                                                --------------       --------------
                                                                                $   14,984,281       $   15,614,573
                                                                                ==============       ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Wholesale financing arrangement .......................................      $    2,073,253       $    2,033,340
   Notes and installment obligations payable-current maturities ..........             443,678              428,334
   Accounts payable ......................................................           2,418,822            2,769,390
   Other liabilities .....................................................             663,400              825,933
   Deferred service obligations and revenue ..............................             451,019              319,141
                                                                                --------------       --------------
      TOTAL CURRENT LIABILITIES ..........................................           6,050,172            6,376,138
                                                                                --------------       --------------

NOTES AND INSTALLMENT OBLIGATIONS PAYABLE ................................           3,883,272            3,362,083
                                                                                --------------       --------------

COMMITMENTS AND CONTINGENCIES ............................................                  --                   --

STOCKHOLDERS' EQUITY
   Preferred Stock
      10% Class A cumulative convertible-no par value
      (issued and outstanding - 69,515 and 0 shares) .....................             645,876                   --
      10% Class B cumulative convertible-no par value
      (issued and outstanding-22,836 and 22,836 shares) ..................             218,869              218,869
      10% Class C cumulative convertible-no par value
      (issued and outstanding-147,310 and 150,810 shares) ................           1,909,003            1,951,003
      14% Class D cumulative convertible-no par value
      (issued and outstanding 40,000 and 72,500 shares) ..................             417,500              802,813
   Common stock-no par value (issued 8,893,058 and 8,137,181 shares;
      outstanding 8,779,229 and 8,023,352 shares) ........................           2,107,340            1,340,074
   Subscription receivable ...............................................            (300,000)                  --
   Options and warrants ..................................................          16,503,661           14,347,833
   Unamortized compensation ..............................................          (1,520,185)            (278,138)
   Accumulated deficit ...................................................         (14,931,227)         (12,506,102)
                                                                                --------------       --------------
                                                                                     5,050,837            5,876,352
                                                                                --------------       --------------
                                                                                $   14,984,281       $   15,614,573
                                                                                ==============       ==============

            See notes to condensed consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                            -------------------------
                                                                                              2001             2000
                                                                                              ----             ----
OPERATING ACTIVITIES
   Net loss .........................................................................    $ (2,316,831)    $ (2,042,365)
   Adjustments to reconcile net loss to net cash used by operating activities
      Depreciation ..................................................................         497,176          287,137
      Amortization ..................................................................         398,955          280,512
      Changes in operating assets and liabilities:
        Accounts receivable .........................................................       1,401,139          614,217
        Inventories .................................................................          29,603         (689,780)
        Costs, estimated earnings, and billings .....................................          35,295         (222,765)
        Other assets ................................................................         (98,009)         (74,021)
        Accounts payable ............................................................        (221,518)      (1,696,333)
        Other liabilities ...........................................................        (164,687)          34,553
        Due to ENStar, Inc. .........................................................              --         (139,676)
        Wholesale line of credit ....................................................          39,913               --
        Deferred service obligations and revenue ....................................         131,878             (607)
                                                                                         -----------------------------
           Net cash used by operating activities ....................................        (267,086)      (3,649,128)
                                                                                         -----------------------------
INVESTING ACTIVITIES
   Purchases of property and equipment ..............................................      (1,403,953)        (228,967)
   Purchase acquisition .............................................................         (50,000)              --
   Collections on notes receivable ..................................................          38,007           21,925
                                                                                         -----------------------------
              Net cash used by investing activities .................................      (1,415,946)        (207,042)
                                                                                         -----------------------------
FINANCING ACTIVITIES
   Decrease in checks issued in excess of deposits ..................................              --          (48,260)
   Net borrowings under credit arrangements .........................................              --          942,600
   Proceeds from long-term debt with warrants .......................................       1,545,000               --
   Proceeds from notes and installment obligations payable ..........................         169,050           82,494
   Payments on notes and installment obligations payable ............................        (256,037)        (640,074)
   Proceeds from issuance of stock and warrants .....................................         483,918        4,149,601
   Stock issuance costs .............................................................         (23,310)        (385,306)
   Redemption of preferred stock ....................................................        (460,000)              --
   Preferred stock dividends ........................................................        (175,608)         (17,406)
                                                                                         -----------------------------
           Net cash provided by financing activities ................................       1,283,013        4,083,649
                                                                                         -----------------------------
INCREASE (DECREASE) IN CASH .........................................................        (400,019)         227,479

CASH
   Beginning of period ..............................................................       1,161,479          204,365
                                                                                         -----------------------------
   End of period ....................................................................    $    761,460     $    431,844
                                                                                         -----------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid ....................................................................         378,237           68,430

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Notes payable converted to preferred stock .......................................         255,850          805,000
   Accounts payable converted to preferred stock ....................................         129,050               --
   Notes payable converted to stock and warrants issued .............................              --        1,100,000
   Subscriptions receivable on common stock .........................................         300,000          458,250
   Warrant dividends ................................................................              --       13,255,870
   Purchase acquisition
     Assets acquired ................................................................         438,154               --
     Liabilities assumed ............................................................           2,154               --
     Equity securities consideration ................................................         386,000               --
   Employee stock options issued with unamortized compensation ......................       1,200,000               --

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

CERTAIN FINANCING ACTIVITIES

         In the second quarter of fiscal year 2001, Vicom increased equity by $745,876 via issuance of 69,515 shares and 10,000 shares of its Class A and Class D convertible preferred stock, respectively.

LOSS PER SHARE

         Loss per share-basic is determined by dividing net loss plus the preferred stock dividends by the weighted average common shares outstanding. Net loss per common share-diluted is computed by dividing net loss plus the preferred stock dividends by the weighted average common shares outstanding and the common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock). Common share equivalents are not included in the computations as their effects were anti-dilutive.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         Vicom is the parent corporation of three wholly-owned subsidiaries, Corporate Technologies USA, Inc. (CTU), MultiBand, Inc. (MultiBand) and Vicom Midwest Telecommunications Systems, Inc. (VMTS), (collectively, the "Company"). VMTS was not active as of June 30, 2001. Vicom incorporated MultiBand in February 2000 to provide voice, data and video services to residential multi-dwelling units (MDUs).

         Vicom has provided clients with telecommunications products and services since its inception in 1975. As of June 30, 2001, CTU was providing telephone equipment and service to approximately 1,000 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 3,500 customers. The telecommunications systems we distribute are intended to provide customers with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System, and from other interconnected telephone companies. As of June 30, 2001, MultiBand provided services to approximately 370 customers.

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

SELECTED CONSOLIDATED FINANCIAL DATA AS A PERCENTAGE OF REVENUES

                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                     --------------------------------------   ----------------------------------

                                       JUNE 30, 2001        JUNE 30, 2000      JUNE 30, 2001     JUNE 30, 2000
                                       -------------        -------------      -------------     -------------
                                        (unaudited)          (unaudited)        (unaudited)       (unaudited)

REVENUES                                  100.0%               100.0%              100.0%            100.0%

COST OF PRODUCTS AND SERVICES              77.2%                74.9%               78.9%             77.8%
                                          ------               ------              ------            ------

GROSS MARGIN                               22.8%                25.1%               21.1%             22.2%

SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES                                35.0%                32.8%               31.0%             30.7%
                                          ------               ------              ------            ------

LOSS FROM OPERATIONS                      -12.2%                -7.7%               -9.9%             -8.5%

OTHER EXPENSES, NET                        -3.7%                -2.1%               -2.6%             -2.6%
                                          ------               ------              ------            ------

LOSS BEFORE INCOME TAXES                  -15.9%                -9.8%              -12.5%            -11.1%

INCOME TAX PROVISION                        0.0%                 0.0%                0.0%              0.0%
                                          ------               ------              ------            ------

NET LOSS                                  -15.9%                -9.8%              -12.5%            -11.1%
                                          ======               ======              ======            ======

The following table sets forth, for the period indicated, the gross margin percentages for Vicom, Incorporated, CTU, and MultiBand.

                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                              ------------------ ------------------ ----------------- -------------------
                                                JUNE 30, 2001      JUNE 30, 2000     JUNE 30, 2001      JUNE 30, 2000
                                                 (unaudited)        (unaudited)       (unaudited)        (unaudited)
                                              ------------------ ------------------ ----------------- -------------------

        VICOM, INCORPORATED                          0.0%               5.0%              54.7%               5.7%
        CTU                                         23.7%              17.8%              21.4%              17.0%
        MULTIBAND                                  -63.6%               0.0%             -35.1%              -0.2%

RESULTS OF OPERATIONS

REVENUES

         Revenues decreased 9.9% to $7,830,229 in the quarter ended June 30, 2001, as compared to $8,687,581 for the quarter ended June 30, 2000.

         Revenues for Vicom, Incorporated decreased 100% to $0.00 in the second quarter of fiscal 2001, as compared to $1,715,142 in the second quarter of fiscal 2000. This decrease is due to the fact that all sales operations have been transferred to CTU.

         Revenues for Corporate Technologies increased 13.3% to $7,794,443 as compared to $6,881,229 in the second quarter of fiscal 2000. This increase is the result of the added sales transferred from Vicom, Incorporated.

         MultiBand revenues in the quarter ended June 30, 2001 were $35,786. Revenues for MultiBand were non-existent in the second quarter of fiscal 2000 as MultiBand was not yet operational.

         Revenues for the six month period ended June 30, 2001 increased 0.6% to $18,513,048 from $18,405,878 for the second quarter of fiscal 2000.

GROSS MARGIN

         The Company's gross margin decreased 18.31% or $399,316 to $1,781,830 for the quarter ended June 30, 2001, as compared to $2,181,146 for the similar quarter last year. For the quarter ended June 30, 2001, as a percent of total revenues, gross margin was 22.76% as compared to 25.11% for the similar period last year. This decrease in gross margin is primarily due to greater sales of lower margin computer equipment rather than higher margin telephone equipment.

         Gross margin for Vicom, Inc. decreased 100.0% or $564,459 to ($2,278) for the quarter ended June 30, 2001, as compared to $562,181 the second quarter of fiscal 2000. This decrease is a result of sales operations transferred to CTU.

         Gross margin for CTU increased by 9.47%, or $156,333, to $1,806,855 for the quarter ended June 30, 2001, as compared to $1,650,522 in the second quarter of fiscal 2000. This increase is due to the aforementioned transfer of operations, which includes substantial telephone equipment sales that traditionally have higher gross margins than computer sales, which were previously the core of CTU.

         Gross margin for MultiBand for the quarter ended June 30, 2001 was $(22,747). MultiBand was not operational in the second quarter of fiscal 2000.

         For the six month period ended June 30, 2001, the Company's gross margin decreased 4.48% or $183,335 to $3,909,600, as compared to $4,092,935 for the similar period last year primarily due to greater sales of lower margin computer equipment rather than higher margin telephone equipment.

         For the six month period ended June 30, 2001, as a percent of total revenues, gross margin was 21.12% for as compared to 22.24% for the similar period last year due to the aforementioned sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 4.03% to $2,738,532 in the quarter ended June 30, 2001, compared to $2,853,634 in the prior year quarter. This decrease in selling, general and administrative expenses was, as a percentage of revenues, 1.47% for the quarter ended June 30, 2001 and 1.32% for the similar period a year ago. This decrease is primarily attributable to reductions in payroll.

         For the six month period ended June 30, 2001, these expenses increased 2.16% to $5,747,083, as compared to $5,625,315 for the same period in 2000. As a percentage of revenues, selling, general and administrative expenses are 31.04% for the period ended June 30, 2001, as compared to 30.71% for the same period last year.

INTEREST EXPENSE

         Interest expense was $292,677 for the quarter ended June 30, 2001, versus $146,504 for the similar period a year ago, reflecting an increased Company debt load due to acquisition related debt and increased borrowings.

         Interest expense was $524,745 for the six months ended June 30, 2001, and $313,151 for the same period last year.

NET LOSS

         In the second quarter of fiscal 2001, the Company incurred a net loss of $1,249,077 compared to a net loss of $855,138 for the second fiscal quarter of 2000. The six-month period ended June 30, 2001, resulted in a net loss of $2,316,831 compared to a net loss of $2,042,365 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         Available working capital at June 30, 2001 increased approximately 1,300,000 over June 30, 2000.

         The Company also experienced a significant increase in accounts payable and other payables related to wholesale financing at June 30, 2001 versus June 30, 2000.

         Inventories and accounts receivable at June 30, 2001 decreased slightly from June 30, 2000.

         Current maturities of notes and installment obligations payable at June 30, 2001 decreased materially from June 30, 2000 generally due to replacement with longer term debt.

         Management of the Company believes that, for the near future, cash generated by sales of stock, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its CTU business. Significant continuation of the Company's MultiBand's build-out is highly dependent on securing additional financing for future projects. Management believes that while future build-out financing is available, there is no guarantee that said financing will be obtained. The Company slowed the rate of its MultiBand build-out in the second quarter of fiscal year 2001, however, to reflect a reduced raising of funds in that quarter and to increase its focus on marketing those properties already built.

         In May 2001, CTU purchased certain assets of Red River Computers, Inc., for total consideration of $438,154, paid primarily with Company stock.

CAPITAL EXPENDITURES

         The Company used $1,403,953 for capital expenditures during the six months ended June 30, 2001, as compared to $259,588 in the similar period last year. Of the total year-to-date expenditures 1,194,657 were incurred during the first quarter of 2001. These year-to-date 2001 expenditures were primarily for construction-in-process items, which totaled $1,160,201 and related to the continued build-out of MultiBand (see LIQUIDITY AND CAPITAL RESOURCES). For the similar period last year, substantially all capital expenditures consisted of equipment acquired for internal use.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         As of June 30, 2001, the Company was not engaged in any legal proceedings whose anticipated results would have a material adverse impact.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                     None.

         (b) Reports on Form 8-K.

                     None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               VICOM, INC.
                               Registrant
Date: August 14, 2001          By:            /s/ James L. Mandel
                                                  James L. Mandel
                                              CHIEF EXECUTIVE OFFICER
Date: August 14, 2001          By:            /s/ Steven M. Bell
                                                  Steven M. Bell
                                              CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)