Form 10-Q
period 2001-09-30
VICOM INC
filed 2001-11-14
CIK 732412

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDING SEPTEMBER 30, 2001
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM              TO
                                                   ------------    -------------
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

                                Yes |X|      No |_|

         On November 9, 2001 there were 9,904,249 shares outstanding of the registrant's common stock, par value $.01 per share, and 260,118 outstanding shares of the registrant's convertible preferred stock.


================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended                Nine Months Ended
                                          -----------------------------     -----------------------------
                                         September 30,    September 30,    September 30,    September 30,
                                              2001             2000             2001             2000
                                          ------------     ------------     ------------     ------------
REVENUES                                  $  7,678,534     $ 10,219,008     $ 26,191,582     $ 28,624,886
                                          ------------     ------------     ------------     ------------

COSTS AND EXPENSES
   Cost of products and services             6,110,861        7,868,109       20,714,309       22,181,052
   Selling, general and administrative       2,040,043        2,501,869        7,078,249        8,154,184
                                          ------------     ------------     ------------     ------------

                                             8,150,904       10,369,978       27,792,558       30,335,236
                                          ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                          (472,370)        (150,970)      (1,600,976)      (1,710,350)
                                          ------------     ------------     ------------     ------------

OTHER EXPENSES
   Interest expense                           (271,641)        (133,669)        (796,386)        (446,820)
   Miscellaneous income (expense)             (480,955)         169,834       (1,144,435)              --
                                          ------------     ------------     ------------     ------------

                                              (752,596)          36,165       (1,940,821)        (446,820)
                                          ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                    (1,224,966)        (114,805)      (3,541,797)      (2,157,170)

INCOME TAX PROVISION                                --               --               --               --
                                          ------------     ------------     ------------     ------------
NET LOSS                                  $ (1,224,966)    $   (114,805)    $ (3,541,797)    $ (2,157,170)
                                          ============     ============     ============     ============

LOSS ATTRIBUTABLE TO COMMON STOCK
     Net loss                             $ (1,224,966)    $   (114,805)    $ (3,541,797)    $ (2,157,170)
     Preferred dividends                       (72,817)          (5,971)        (248,425)         (23,377)
                                          ------------     ------------     ------------     ------------
                                          $ (1,297,783)    $   (120,776)    $ (3,790,222)    $ (2,180,547)
                                          ============     ============     ============     ============
LOSS PER COMMON SHARE-
BASIC AND DILUTED                         $       (.15)    $       (.01)    $       (.46)    $       (.32)
                                          ============     ============     ============     ============


WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC AND DILUTED                8,939,847        7,738,599        8,317,954        6,695,499


            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,            DECEMBER 31,
                                                                                          2001                     2000
                                                                                   ------------------       -----------------
                                                                                       (UNAUDITED)              (AUDITED)
                                     ASSETS
CURRENT ASSETS
   Cash ........................................................................      $  1,026,170       $  1,161,479
   Accounts receivable, net allowance of $132,407 and $159,000 .................         3,210,310          5,661,064
   Inventories, net allowance of $285,000 and $200,000 .........................         2,000,794          2,122,002
   Other .......................................................................           310,969            294,216
   Costs and estimated earnings in excess of billings ..........................           (17,969)             7,491
                                                                                      ------------       ------------
    TOTAL CURRENT ASSETS .......................................................         6,530,274          9,246,252
                                                                                      ------------       ------------

PROPERTY AND EQUIPMENT .........................................................      $  4,096,597       $  3,277,109

NONCURRENT ASSETS
   Goodwill, net of accumulated amortization of $694,000 and $436,678 ..........         2,835,526          2,914,037
   Other .......................................................................           185,905            177,175
                                                                                      ------------       ------------
                                                                                         3,021,431          3,091,212
                                                                                      ------------       ------------
                                                                                      $ 13,648,302       $ 15,614,573
                                                                                      ------------       ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Wholesale financing arrangement .............................................      $  1,058,693       $  2,033,340
   Notes and installment obligations payable-current maturities ................           573,005            428,334
   Accounts payable ............................................................         2,452,642          2,769,390
   Other liabilities ...........................................................           702,652            825,933
   Deferred service obligations and revenue ....................................           440,244            319,141
                                                                                      ------------       ------------


      TOTAL CURRENT LIABILITIES ................................................         5,227,236          6,376,138
                                                                                      ------------       ------------

                                                                                      ------------       ------------
NOTES AND INSTALLMENT OBLIGATIONS PAYABLE ......................................         3,913,504          3,362,083
                                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES ..................................................                --                 --

STOCKHOLDERS' EQUITY
      Preferred Stock
      10% Class A cumulative convertible-no par value
      (issued and outstanding - 50,972 and 0 shares) ...........................           479,040                 --
      10% Class B cumulative convertible-no par value
      (issued and outstanding-22,836 and 22,836 shares) ........................           218,869            218,869
      10% Class C cumulative convertible-no par value
      (issued and outstanding-147,310 and 150,810 shares) ......................         1,909,003          1,951,003
      14% Class D  cumulative convertible-no par value (issued and outstanding
      39,000 and 72,500 shares) ................................................           407,500            802,813
   Common stock-no par value (issued 9,767,771 and 8,137,181 shares; outstanding
      9,671,777 and 8,023,352 share ............................................         3,118,686          1,340,074
   Subscription receivable .....................................................          (510,000)                --
   Options and warrants ........................................................        16,503,661         14,347,833
   Unamortized compensation ....................................................        (1,390,186)          (278,138)
   Accumulated deficit .........................................................       (16,229,010)       (12,506,102)
                                                                                      ------------       ------------
                                                                                         4,507,563          5,876,352
                                                                                      ------------       ------------
                                                                                      $ 13,648,302       $ 15,614,573
                                                                                      ------------       ------------


            See notes to condensed consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                               2001               2000
                                                                                           ------------       ------------
OPERATING ACTIVITIES
   Net loss .........................................................................      $ (3,541,796)      $ (2,157,170)
   Adjustments to reconcile net loss to net cash used by operating activities
      Depreciation ..................................................................           766,881            452,163
      Amortization ..................................................................           625,144            398,781
      Gain on sales of property and equipment .......................................                               (5,234)
      Changes in operating assets and liabilities:
        Accounts receivable .........................................................         2,450,753           (976,320)
        Inventories .................................................................           350,697           (486,861)
        Costs, estimated earnings, and billings .....................................            25,460            137,974
        Other assets ................................................................          (107,650)          (115,974)
        Accounts payable ............................................................          (187,698)          (741,439)
        Other liabilities ...........................................................          (125,435)                --
        Wholesale line of credit ....................................................          (974,647)                --
        Deferred service obligations and revenue ....................................           121,103           (175,428)
                                                                                           -------------------------------
           Net cash used by operating activities ....................................          (597,188)        (3,669,508)
                                                                                           -------------------------------

INVESTING ACTIVITIES
   Purchases of property and equipment ..............................................        (1,585,278)        (1,409,830)
   Proceeds from sales of property and equipment ....................................                               62,410
   Purchase acquisition .............................................................           (50,000)                --
   Issuance of note receivable ......................................................                              (96,897)
   Collections on notes receivable ..................................................            52,972             31,551
                                                                                           -------------------------------
                    Net cash used by investing activities ...........................        (1,582,306)        (1,412,766)
                                                                                           -------------------------------

FINANCING ACTIVITIES
   Decrease in checks issued in excess of deposits ..................................                --           (126,297)
   Net borrowings under credit arrangements .........................................                --            942,600
   Proceeds from long-term debt and warrants ........................................         1,695,000                 --
   Proceeds from notes and installment obligations payable ..........................           169,050            144,907
   Payments on notes and installment obligations payable ............................          (352,883)          (987,326)
   Collections on subscription receivable ...........................................                              458,250
   Proceeds from issuance of stock and warrants .....................................         1,363,919          5,703,704
   Stock issuance costs .............................................................          (101,975)          (596,579)
   Redemption of preferred stock ....................................................          (480,500)                --
   Preferred stock dividends ........................................................          (248,425)           (23,377)
                                                                                           -------------------------------
           Net cash provided by financing activities ................................         2,044,186          5,515,882
                                                                                           -------------------------------

INCREASE (DECREASE) IN CASH .........................................................          (135,309)           433,608

CASH
   Beginning of period ..............................................................         1,161,479            204,365
                                                                                           -------------------------------
   End of period ....................................................................      $  1,026,170       $    673,973
                                                                                           -------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid ....................................................................           495,234            430,023

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Notes payable converted to preferred stock .......................................           255,850            200,000
   Accounts payable converted to preferred stock ....................................           129,050                 --
   Notes payable converted to stock and warrants issued .............................                --          2,633,100
   Subscriptions receivable on common stock .........................................           510,000            458,250
   Warrant dividends ................................................................                --         13,255,870
   Refinancing of debt ..............................................................                            1,603,189
   Conversion of preferred to common stock ..........................................                              107,522
   Purchase acquisition
        Assets acquired .............................................................           381,808                 --
        Liabilities assumed .........................................................             2,154                 --
        Equity securities consideration .............................................           329,664                 --
        Employee stock options issued with unamortized compensation .................         1,200,000


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

CERTAIN FINANCING ACTIVITIES

         In September 2001, Vicom received an investment of $500,000 in exchange for Vicom Common Shares and Warrants. The transaction for the common shares was completed at the then trading market price for Vicom Common Stock. The investment was made by the Crestview Capital Fund 1, a Chicago based fund, which invests in undervalued publicly traded and medical companies. Proceeds were used primarily to fund original MultiBand construction.

LOSS PER SHARE

         Loss per share-basic is determined by dividing net loss plus the preferred stock dividends by the weighted average common shares outstanding. Net loss per common share-diluted is computed by dividing net loss plus the preferred stock dividends by the weighted average common shares outstanding and the common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock). Common share equivalents are not included in the computations as their effects were anti-dilutive. Options, convertible preferred stock and warrants together totaling 10,554,288 were excluded from the computation of dilutive loss per share for the periods ended September 30, 2001.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS No. 141 will not have a material effect on the Company's financial position or results or operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 142 will decrease the amount of goodwill amortization the Company is recording in the statement of operations. The amount of goodwill amortization recorded for the nine months ended September 30, 2001 was $258,953.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         Vicom is the parent corporation of three wholly-owned subsidiaries, Corporate Technologies USA, Inc. (CTU), MultiBand, Inc. (MultiBand) and Vicom Midwest Telecommunications Systems, Inc. (VMTS) (collectively the "company"). VMTS was not active as of September 30, 2001. Vicom incorporated MultiBand in February 2000 to provide voice, data and video services to residential multi-dwelling units (MDUs).

         Vicom has provided clients with telecommunications products and services since its inception in 1975. As of September 30, 2001, Vicom was providing telephone equipment and service to approximately 1,000 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 3,500 customers. The telecommunications systems we distribute are intended to provide customers with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System, and from other interconnected telephone companies. As of September 30, 2001, MultiBand provided services to approximately 406 customers.

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

SELECTED CONSOLIDATED FINANCIAL DATA AS A PERCENTAGE OF REVENUES

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                        ----------------------------  ----------------------------
                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                        -------------  -------------  -------------  -------------
                                            2001           2000           2001           2000
                                            ----           ----           ----           ----
                                         (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUES                                   100.0%         100.0%         100.0%         100.0%

COST OF PRODUCTS AND SERVICES               79.6%          76.9%          79.1%          77.4%
                                           -----          -----          -----          -----

GROSS MARGIN                                20.4%          23.1%          20.9%          22.6%

SELLING, GENERAL & ADMINISTRATIVE
EXPENSES                                    26.6%          24.5%          27.0%          28.5%
                                           -----          -----          -----          -----

LOSS FROM OPERATIONS                        (6.2)%         (1.5)%         (6.1)%         (5.9)%

OTHER EXPENSES, NET                         (9.8)%          (.4)%         (7.4)%         (1.5)%
                                           -----          -----          -----          -----

LOSS BEFORE INCOME TAXES                   (16.0)%         (1.1)%        (13.5)%         (7.5)%

INCOME TAX PROVISION                         0.0%           0.0%           0.0%           0.0%
                                           -----          -----          -----          -----

NET LOSS                                   (16.0)%         (1.1)%        (13.5)%         (7.5)%
                                           =====          =====          =====          =====

The following table sets forth, for the period indicated, the gross margin percentages for Vicom, Incorporated, CTU and MultiBand.

                           THREE MONTHS ENDED            NINE MONTHS ENDED
                       ---------------------------  ----------------------------
                       SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                           2001         2000            2001           2000
                       (unaudited)    (unaudited)    (unaudited)    (unaudited)
                       ---------------------------------------------------------
VICOM, INCORPORATED        0.0%           1.7%          54.7%          24.2%
CTU                         20%          23.5%          20.9%          21.9%
MULTIBAND                 76.3%           1.9%           6.5%          59.7%


RESULTS OF OPERATIONS

REVENUES

         Revenues decreased 24.8% to $7,678,534 in the quarter ended September 30, 2001, as compared to $10,219,008 for the quarter ended September 30, 2000.

         Revenues for Vicom, Incorporated decreased 100% to $0.00 in the third quarter of fiscal 2001, as compared to $119,037 in the third quarter of fiscal 2000. This decrease is due to the fact that all sales operations have been transferred to CTU.

         Revenues for Corporate Technologies decreased 28.4% to $7,618,442 as compared to $10,651,245 in the third quarter of fiscal 2000. These results are reflective, in the Company's opinion, of current general economic conditions.

         MultiBand revenues in the quarter ended September 30, 2001 were $60,092 as compared to $22,299 in the third quarter of fiscal 2000. MultiBand recorded its first revenues in the third quarter of 2000.

         Revenues for the nine-month period ended September 30, 2001 decreased 8.5% to $26,191,582 from $28,624,886 for the comparable nine-month period of fiscal 2000. The Company believes the decrease in revenues for the quarter and year to date primarily resulted from a slowing economy.

GROSS MARGIN

         The Company's gross margin decreased 33.3% or $783,226 to $1,567,673 for the quarter ended September 30, 2001, as compared to $2,350,899 for the similar quarter last year. Decrease in gross margin percentage is largely due to decreased sales of telephone equipment, which generally have a higher margin than sales of data equipment. For the quarter ended September 30, 2001, as a percent of total revenues, gross margin was 20.4% as compared to 23.1% for the similar period last year.

         Gross margin for Vicom, Inc. for the quarter ended September 30, 2001, was $0 as compared to gross margin of $(51,932) for the quarter ended September 30, 2000. This decrease is a result of sales operations transferred to CTU.

         Gross margin for CTU decreased by 39.3%, or $983,624, to $1,521,816 for the quarter ended September 30, 2001, as compared to $2,505,440 in the third quarter of fiscal 2000, reflecting a drop in revenues.

         Gross margin for MultiBand for the quarter ended September 30, 2001 was $45,857 as compared to $43,981 in the third quarter of 2000.

         For the nine-month period ended September 30, 2001, the Company's gross margin decreased 15.0% or $966,561 to $5,477,273, as compared to $6,443,834 for the similar period last year. The decrease in gross margin is directly attributable to the Company's decrease in revenues.

         For the nine-month period ended September 30, 2001, as a percent of total revenues, gross margin was 20.9% as compared to 22.6% for the similar period last year. Decrease in gross margin percentage is largely due to decreased sales of telephone equipment, which generally have a higher margin than sales of data equipment.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 18.45% to $2,040,043 in the quarter ended September 30, 2001, compared to $2,501,869 in the prior year quarter. This decrease in selling, general and administrative expenses was, as a percentage of revenues, 26.6% for the quarter ended September 30, 2001 and 24.5% for the similar period a year ago. This decrease in expenses is primarily attributable to reductions in payroll and other corporate expenses.

         For the nine-month period ended September 30, 2001, these expenses decreased 13.2% to $7,078,249, as compared to $8,154,184 for the same period in 2000. As a percentage of revenues, selling, general and administrative expenses are 26.6% for the period ended September 30, 2001, as compared to 28.5% for the same period last year. This percentage decrease is primarily attributable to reductions in payroll and other corporate expenses.

INTEREST EXPENSE

         Interest expense was $271,641 for the quarter ended September 30, 2001, versus $133,669 for the similar period a year ago, reflecting an increased Company debt load due to acquisition related debt and increased borrowings.

         Interest expense was $796,386 for the nine months ended September 30, 2001, and $446,820 for the same period last year.

NET LOSS

         In the third quarter of fiscal 2001, the Company incurred a net loss of $1,224,966 compared to a net loss of $114,805 for the third fiscal quarter of 2000. The nine-month period ended September 30, 2001, resulted in a net loss of $3,541,797 compared to a net loss of $2,157,170 for the same period last year.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The adoption of SFAS No. 141 will not have a material effect on the Company's financial position or results or operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 142 will decrease the amount of goodwill amortization the Company is recording in the statement of operations. The amount of goodwill amortization recorded for the nine months ended September 30, 2001 was $258,953.

LIQUIDITY AND CAPITAL RESOURCES

         Available working capital at September 30, 2001 increased approximately $542,207 over September 30, 2000. This increase is primarily due to the investment from Crestview Capital Fund I.

         The Company also experienced a significant decrease in accounts payable and other payables related to wholesale financing at September 30, 2001 versus September 30, 2000, reflecting lower revenues.

         Inventories and accounts receivable at September 30, 2001 decreased from September 30, 2000, also due to lower revenues.

         Current maturities of notes and installment obligations payable at September 30, 2001 decreased materially from September 30, 2000 generally due to replacement with longer-term debt.

         Management of Vicom believes that, for the next 12 months, cash generated by sales of stock, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its CTU business. Significant continuation of the Company's MultiBand's build-out is highly dependent on securing additional financing for future projects. Management believes that while future build-out financing is available, there is no guarantee that said financing will be obtained or on terms acceptable to the Company.

CAPITAL EXPENDITURES

         The Company used $1,585,278 for capital expenditures during the nine months ended September 30, 2001, as compared to $1,409,830 in the similar period last year. Of the total year-to-date expenditures $1,194,657 were incurred during the first quarter of 2001. These year-to-date 2001 expenditures were primarily for construction-in-process items, which totaled $1,548,072 and related to the continued build-out of MultiBand (see Liquidity and Capital Resources). For the similar period last year, substantially all capital expenditures consisted of equipment acquired for internal use.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


                  As of September 30, 2001, the Company was not engaged in any legal proceedings whose anticipated results would have a material adverse impact.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      An Annual Meeting of Vicom shareholders was held on May 20,
                  2001.

         (b) The meeting resulted in the re-election for one year of the following individuals as follows:

         Nominee                     For               Against

         Steven Bell                 5,330,724         70,000
         Jonathan Dodge              5,400,724              0
         David Ekman                 5,400,724              0
         Marvin Frieman              5,400,724              0
         Paul Knapp                  5,400,724              0
         James L. Mandel             5,330,724         70,000
         Pierce McNally              5,400,724              0
         Mark Mekler                 5,400,724              0
         Manuel A. Villafana         5,400,724              0

         (c) Voting to ratify Lurie, Besikof, Lapidus & Co., LLP as independent auditors of Vicom for the fiscal year ended December 31, 2000:

                  For                Against          Abstain
                  5,400,724                  0          2,500

ITEM 2. CHANGES IN SECURITIES

         In September 2001, Vicom received an investment of $500,000 in exchange for Vicom Common Shares and Warrants. The transaction for the common shares was completed at the then trading market price for Vicom Common Stock. The investment was made by the Crestview Capital Fund 1, a Chicago based fund, which invests in undervalued publicly traded and medical companies. Proceeds were used primarily to fund original MultiBand construction.


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

                                     VICOM, INCORPORATED
                                     Registrant

Date: November 14, 2001              By:         /s/ James L. Mandel
                                          --------------------------------------
                                                   James L. Mandel
                                               CHIEF EXECUTIVE OFFICER


Date: November 14, 2001              By:         /s/ Steven M. Bell
                                          --------------------------------------
                                                   Steven M. Bell
                                              CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)