Form 10-K/A
period 2000-12-31
VICOM INC
filed 2002-01-15
CIK 732412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                 AMENDMENT NO. 3
                                       TO
                                    FORM 10-K

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

                                                               YEARS ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA         2000              1999              1998              1997              1996
----------------------------         ----              ----              ----              ----              ----
Revenues....................     $ 39,781,846      $ 20,388,870      $  6,458,113      $  6,639,026      $  5,514,532
Cost of products and
   services.................     $ 31,698,569      $ 16,247,898      $  4,841,111      $  4,095,990      $  3,929,573
Gross profit................     $  8,083,277      $  4,140,972      $  1,617,002      $  2,543,036      $  1,584,959%
% of revenues...............             20.3%             20.3%             25.0%             38.3%             28.7
Selling, general and
   administrative expenses..     $ 11,852,041      $  5,823,945      $  2,839,862      $  2,317,388      $  2,617,620
% of revenues...............             29.8%             28.6%             44.0%             34.9%            (47.5)%
Income (loss) from
Operations..................     $ (3,768,764)     $ (1,682,973)     $ (1,222,860)     $    225,648      $ (1,032,661)
Other expense net...........         $458,067          $139,461          $170,888      $    141,471          $108,130)
Income (loss) before income
   taxes....................     $ (4,226,831)     $ (1,822,434)     $ (1,393,748)     $     84,177      $ (1,140,791)
Income tax provision........           $9,000          $241,200           $50,000      $     28,000      $          -
Net income (loss)...........     $ (4,235,831)     $ (2,063,634)     $ (1,443,748)     $     56,177      $ (1,140,791)


Earnings (loss) per common
   share-basic and diluted..           $(0.72)           $(0.55)            (0.68)     $       0.03             (0.55)

Weighted average shares
   outstanding..............        7,009,751         3,821,978         2,129,387         2,098,944         2,084,279


                                                                     DECEMBER 31,
BALANCE SHEET DATA                   2000              1999              1998              1997              1996
------------------                   ----              ----              ----              ----              ----
Working capital
   (deficiency).............     $  2,870,114      $ (2,882,907)     $    (43,161)     $    376,568      $   (215,585)
Total assets................     $ 15,614,573      $ 12,598,745      $  6,630,917      $  4,418,239      $  3,994,584
Long-term debt..............     $  3,362,083      $    926,821      $    826,490      $    674,436      $    324,600
Stockholders' equity........     $  5,876,352      $  1,026,344      $    689,775      $    973,792      $    892,615

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

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2000

         Available working capital, for 2000, increased $5,753,021 over 1999 to $8,429,375 due to proceeds from issuance of stock and warrants, which helped offset Vicom's net operating loss and net cash used in operating activities of $3,640,223. Vicom had a $2,092,811 decrease in accounts payable and other liabilities for 2000 versus last year's period, primarily due to the aforementioned proceeds, which were used to reduce payables.

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


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 3 to its 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VICOM, INC.
                                Registrant

                                By: /s/ James L. Mandel
                                    -----------------------
                                        James L. Mandel
                                    CHIEF EXECUTIVE OFFICER


Date: January 15, 2002


                                By: /s/ Steven M. Bell
                                    -----------------------
                                        Steven M. Bell
                                    CHIEF EXECUTIVE OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


Date: January 15, 2002


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