Form 10-Q/A
period 2001-03-31
VICOM INC
filed 2002-01-15
CIK 732412

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VICOM, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended
                                                                ------------------
                                                          March 31, 2001   March 31, 2000
                                                           ------------     ------------
                                                            (UNAUDITED)      (UNAUDITED)
Revenues ..............................................    $ 10,682,819     $  9,718,297
                                                           ------------     ------------
COSTS AND EXPENSES
     Cost of products and services ....................       8,555,049        7,806,508
     Selling, general and administrative ..............       3,008,546        2,798,681
                                                           ------------     ------------
                                                             11,563,595      10,605,0189

                                                           ------------     ------------
LOSS FROM OPERATIONS ..................................        (880,776)        (886,892)
                                                           ------------     ------------
OTHER EXPENSE
     Interest expense .................................        (292,438)        (166,647)
     Miscellaneous income (expense) ...................          45,090          133,688
                                                           ------------     ------------
                                                               (247,348)        (300,335)
                                                           ------------     ------------

LOSS BEFORE INCOME TAXES ..............................      (1,128,124)      (1,187,227)

INCOME TAX PROVISION ..................................               0                0
                                                           ------------     ------------

NET LOSS ..............................................    $ (1,128,124)    $ (1,187,227)
                                                           ------------     ------------

LOSS PER SHARE - BASIC AND DILUTED ....................    $       (.14)    $      (0.29)
                                                           ------------     ------------

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED       8,024,447        4,182,776
                                                           ------------     ------------

            See notes to condensed consolidated financial statements

VICOM, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31, 2001  DECEMBER 31, 2000
                                                                                        ------------     ------------
                                                                                         (UNAUDITED)       (AUDITED)
                                       ASSETS
CURRENT ASSETS
   Cash ............................................................................    $    908,182     $  1,161,479
   Accounts receivable, net of allowance of $149,000 and $159,000 ..................       6,785,109        5,661,064
   Inventories, net of allowance of $215,000 and $200,000 ..........................       2,160,901        2,122,002
   Other ...........................................................................         405,333          294,216
   Costs and estimated earnings in excess of billings ..............................             951            7,491
                                                                                        ------------     ------------
      TOTAL CURRENT ASSETS .........................................................      10,260,476        9,246,252
                                                                                        ------------     ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,369,173 and
         $1,179,422 ................................................................       4,230,286        3,277,109
                                                                                        ------------     ------------
NONCURRENT ASSETS
   Goodwill, net of accumulated amortization of $520,447 and $436,678 ..............       2,828,636        2,914,037
   Other ...........................................................................         166,487          177,175
                                                                                        ------------     ------------
                                                                                           2,995,123        3,091,212
                                                                                        ------------     ------------
                                                                                        $ 17,485,885     $ 15,614,573
                                                                                        ------------     ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Wholesale financing arrangement .................................................    $  1,975,810     $  2,033,340
   Notes and installment obligations payable-current maturities ....................         463,334          428,334
   Accounts payable ................................................................       4,708,918        2,769,390
   Other liabilities ...............................................................         966,953          825,933
   Deferred service obligations and revenue ........................................         288,685          319,141
                                                                                        ------------     ------------
      TOTAL CURRENT LIABILITIES ....................................................       8,403,700        6,376,138
                                                                                        ------------     ------------
NOTES AND INSTALLMENT OBLIGATIONS PAYABLE ..........................................       3,289,180        3,362,083
                                                                                        ------------     ------------
COMMITMENTS AND CONTINGENCIES ......................................................              --               --
STOCKHOLDERS' EQUITY
   Cumulative preferred stock-no par value
      10% Class B
      (issued and outstanding-22,836 and 22,836 shares) ............................         218,869          218,869
      10% Class C
      (issued and outstanding-147,310 and 150,810 shares) ..........................       1,909,003        1,951,003
      14% Class D
      (issued and outstanding 30,000 and 72,500 shares) ............................         317,500          802,813
   Common stock-no par value (issued 8,113,108 and 8,137,181 shares;
      outstanding 8,068,352 and 8,023,352 shares) ..................................       1,529,795        1,340,074
   Options and warrants ............................................................      15,848,913       14,347,833
   Unamortized compensation ........................................................        (410,068)        (278,138)
   Accumulated deficit .............................................................     (13,621,007)     (12,506,102)
                                                                                        ------------     ------------
                                                                                           5,793,005        5,876,352
                                                                                        ------------     ------------
                                                                                        $ 17,485,885     $ 15,614,573
                                                                                        ------------     ------------

            See notes to condensed consolidated financial statements.

VICOM, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                                2001            2000
                                                                                                ----            ----
                                                                                           (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
   Net loss ............................................................................    $(1,128,124)    $(1,187,227)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities
      Depreciation .....................................................................        241,479         160,132
      Amortization .....................................................................        281,421         142,043
      Changes in operating assets and liabilities:
        Accounts receivable ............................................................     (1,116,956)      1,035,785
        Inventories ....................................................................        (38,898)        153,556
        Costs, estimated earnings, and billings ........................................          6,541        (199,372)
        Other assets ...................................................................        (11,064)        (59,133)
        Accounts payable and other liabilities .........................................      2,080,546      (1,763,678)
        Wholesale line of credit .......................................................        (57,530)             --
        Deferred service obligations and revenue .......................................        (30,456)         28,123
                                                                                            -----------     -----------
           Net cash provided (used) by operating activities ............................        226,959      (1,689,771)
                                                                                            -----------     -----------
INVESTING ACTIVITIES
   Purchases of property and equipment .................................................     (1,194,657)       (192,221)
   Issuance of note receivable .........................................................         (7,089)             --
   Collections on notes receivable .....................................................         18,239          12,449
                                                                                            -----------     -----------
           Net cash used by investing activities .......................................     (1,183,506)       (179,772)
                                                                                            -----------     -----------
FINANCING ACTIVITIES
   Increase in checks issued in excess of deposits .....................................             --          65,138
   Net borrowings under credit arrangements ............................................             --       1,207,866
   Proceeds from long-term debt and warrants ...........................................      1,545,000          82,700
   Payments on notes and installment obligations payable ...............................       (222,486)       (320,336)
   Deferred finance costs ..............................................................       (107,604)             --
   Proceeds from issuance of stock and warrants ........................................          1,880       1,533,075
   Stock issuance costs ................................................................         (1,079)       (198,169)
   Redemption of preferred stock .......................................................       (460,000)             --
   Preferred stock dividends ...........................................................        (52,461)         (9,922)
                                                                                            -----------     -----------
           Net cash provided by financing activities ...................................        703,250       2,380,352
                                                                                            -----------     -----------
INCREASE (DECREASE) IN CASH ............................................................       (253,297)        510,809
CASH
   Beginning of period .................................................................      1,161,479         204,365
                                                                                            -----------     -----------
   End of period .......................................................................    $   908,182     $   715,174
                                                                                            -----------     -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid .......................................................................    $   153,320     $   136,169
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Notes payable converted to stock and warrants issued ................................             --         500,000

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

SELECTED CONSOLIDATED FINANCIAL DATA

                                              DOLLAR AMOUNTS AS A
                                            PERCENTAGE OF REVENUES
                                      -----------------------------------
                                              THREE MONTHS ENDED
                                      --------------    -----------------
                                      MARCH 31, 2001       MARCH 31, 2000
                                       (unaudited)           (unaudited)

REVENUES                                 100.0%                 100.0%

COST OF SALES                             80.1%                  80.3%
                                      --------------     -----------------

GROSS MARGIN                              19.9%                  19.7%

SELLING, GENERAL & ADMINISTRATIVE         28.1%                  28.8%
                                      --------------     -----------------

OPERATING LOSS                            -8.2%                  -9.1%

INTEREST EXPENSE & OTHER, NET             -2.4%                  -3.1%
                                      --------------     -----------------
LOSS BEFORE TAXES                        -10.6%                 -12.2%

INCOME TAX                                 0.0%                   0.0%
                                         ------                 ------
NET LOSS                                 -10.6%                 -12.2%
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

INTEREST EXPENSE

         Interest expense was $292,438 for the quarter ended March 31, 2001, versus $166,647 for the similar period a year ago, reflecting an increased Company debt load due to acquisition related debt and increased borrowings.

NET LOSS

         In the first quarter of fiscal 2001, the Company incurred a net loss of $1,128,124 compared to a net loss of $1,187,227 for the first fiscal quarter of 2000.

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

                                VICOM, INC.
                                Registrant
Date: January 15, 2002          By:              /s/ James L. Mandel
                                                 -------------------------------
                                                     James L. Mandel
                                                 CHIEF EXECUTIVE OFFICER

Date: January 15, 2002          By:             /s/ Steven M. Bell
                                                --------------------------------
                                                      Steven M. Bell
                                                CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)