Form 10-Q/A
period 2001-06-30
VICOM INC
filed 2002-01-15
CIK 732412

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended                Six Months Ended
                                              -----------------------------    ------------------------------
                                              June 30, 2001   June 30, 2000    June 30, 2001    June 30, 2000
                                              -------------   -------------    -------------    -------------
REVENUES .................................    $  7,830,229     $  8,687,581     $ 18,513,048     $ 18,405,878
                                              ------------     ------------     ------------     ------------

COSTS AND EXPENSES
   Cost of products and services .........       6,048,399        6,506,435       14,603,448       14,312,943
   Selling, general and administrative ...       2,738,537        2,853,634        5,747,083        5,625,315
                                              ------------     ------------     ------------     ------------
                                                 8,786,936        9,360,069       20,350,531       19,965,258
                                              ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS .....................        (956,707)        (672,488)      (1,837,483)      (1,559,380)
                                              ------------     ------------     ------------     ------------

OTHER EXPENSE
   Interest expense ......................        (373,771)        (146,504)        (666,209)        (313,151)
   Miscellaneous income (expenses) .......             307          (36,146)          45,397         (169,834)
                                              ------------     ------------     ------------     ------------

                                                  (373,464)        (182,650)        (620,812)        (482,985)
                                              ------------     ------------     ------------     ------------
LOSS BEFORE INCOME TAXES .................      (1,330,171)        (855,138)      (2,458,295)      (2,042,365)

INCOME TAX PROVISION .....................              --               --               --               --
                                              ------------     ------------     ------------     ------------

NET LOSS .................................    $ (1,330,171)    $   (855,138)    $ (2,458,295)    $ (2,042,365)
                                              ============     ============     ============     ============

LOSS ATTRIBUTABLE TO
COMMON STOCK
     Net loss ............................    $ (1,330,171)    $   (855,138)    $ (2,458,295)    $ (2,042,365)
     Preferred dividends .................        (123,147)          (7,484)        (175,608)         (17,406)
                                              ------------     ------------     ------------     ------------
                                              $ (1,453,318)    $   (862,622)    $ (2,633,903)    $ (2,059,771)
                                              ============     ============     ============     ============
LOSS PER COMMON SHARE-
BASIC AND DILUTED ........................    $       (.18)    $       (.12)    $       (.33)    $       (.33)
                                              ============     ============     ============     ============

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-BASIC
AND DILUTED ..............................       7,989,569        7,335,895        7,960,727        6,241,532

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30, 2001      DECEMBER 31, 2000
                                                                                --------------     -----------------
                                                                                 (unaudited)           (audited)
                                      ASSETS
CURRENT ASSETS
   Cash ..................................................................      $      761,460       $    1,161,479
   Accounts receivable, net allowance of $132,000 and $159,000 ...........           4,259,925            5,661,064
   Inventories, net allowance of $260,000 and $200,000 ...................           2,294,084            2,122,002
   Other .................................................................             361,102              294,216
   Costs and estimated earnings in excess of billings ....................                  --                7,491
                                                                                --------------       --------------
    TOTAL CURRENT ASSETS .................................................           7,676,570            9,246,252
                                                                                --------------       --------------

PROPERTY AND EQUIPMENT ...................................................      $    4,212,109       $    3,277,109
                                                                                --------------       --------------

NONCURRENT ASSETS
   Goodwill, net of accumulated amortization of $604,216 and $436,678 ....           2,925,310            2,914,037
   Other .................................................................             170,291              177,175
                                                                                --------------       --------------
                                                                                     3,095,601            3,091,212
                                                                                --------------       --------------
                                                                                $   14,984,281       $   15,614,573
                                                                                ==============       ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Wholesale financing arrangement .......................................      $    2,073,253       $    2,033,340
   Notes and installment obligations payable-current maturities ..........             443,678              428,334
   Accounts payable ......................................................           2,418,822            2,769,390
   Other liabilities .....................................................             663,400              825,933
   Deferred service obligations and revenue ..............................             451,019              319,141
                                                                                --------------       --------------
      TOTAL CURRENT LIABILITIES ..........................................           6,050,172            6,376,138
                                                                                --------------       --------------

NOTES AND INSTALLMENT OBLIGATIONS PAYABLE ................................           3,375,986            3,362,083
                                                                                --------------       --------------

COMMITMENTS AND CONTINGENCIES ............................................                  --                   --

STOCKHOLDERS' EQUITY
   Preferred Stock
      10% Class A cumulative convertible-no par value
      (issued and outstanding - 69,515 and 0 shares) .....................             645,876                   --
      10% Class B cumulative convertible-no par value
      (issued and outstanding-22,836 and 22,836 shares) ..................             218,869              218,869
      10% Class C cumulative convertible-no par value
      (issued and outstanding-147,310 and 150,810 shares) ................           1,909,003            1,951,003
      14% Class D cumulative convertible-no par value
      (issued and outstanding 40,000 and 72,500 shares) ..................             417,500              802,813
   Common stock-no par value (issued 8,893,058 and 8,137,181 shares;
      outstanding 8,779,229 and 8,023,352 shares) ........................           2,107,340            1,340,074
   Subscription receivable ...............................................            (300,000)                  --
   Options and warrants ..................................................          17,152,411           14,347,833
   Unamortized compensation ..............................................          (1,520,185)            (278,138)
   Accumulated deficit ...................................................         (15,072,691)         (12,506,102)
                                                                                --------------       --------------
                                                                                     5,558,123            5,876,352
                                                                                --------------       --------------
                                                                                $   14,984,281       $   15,614,573
                                                                                ==============       ==============

            See notes to condensed consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                            -------------------------
                                                                                              2001             2000
                                                                                              ----             ----
OPERATING ACTIVITIES
   Net loss .........................................................................    $ (2,458,295)    $ (2,042,365)
   Adjustments to reconcile net loss to net cash used by operating activities
      Depreciation ..................................................................         497,176          287,137
      Amortization ..................................................................         540,419          280,512
      Changes in operating assets and liabilities:
        Accounts receivable .........................................................       1,401,139          614,217
        Inventories .................................................................          29,603         (689,780)
        Costs, estimated earnings, and billings .....................................          35,295         (222,765)
        Other assets ................................................................         (98,009)         (74,021)
        Accounts payable ............................................................        (221,518)      (1,696,333)
        Other liabilities ...........................................................        (164,687)          34,553
        Due to ENStar, Inc. .........................................................              --         (139,676)
        Wholesale line of credit ....................................................          39,913               --
        Deferred service obligations and revenue ....................................         131,878             (607)
                                                                                         -----------------------------
           Net cash used by operating activities ....................................        (267,086)      (3,649,128)
                                                                                         -----------------------------
INVESTING ACTIVITIES
   Purchases of property and equipment ..............................................      (1,403,953)        (228,967)
   Purchase acquisition .............................................................         (50,000)              --
   Collections on notes receivable ..................................................          38,007           21,925
                                                                                         -----------------------------
              Net cash used by investing activities .................................      (1,415,946)        (207,042)
                                                                                         -----------------------------
FINANCING ACTIVITIES
   Decrease in checks issued in excess of deposits ..................................              --          (48,260)
   Net borrowings under credit arrangements .........................................              --          942,600
   Proceeds from long-term debt with warrants .......................................       1,545,000               --
   Proceeds from notes and installment obligations payable ..........................         169,050           82,494
   Payments on notes and installment obligations payable ............................        (256,037)        (640,074)
   Proceeds from issuance of stock and warrants .....................................         483,918        4,149,601
   Stock issuance costs .............................................................         (23,310)        (385,306)
   Redemption of preferred stock ....................................................        (460,000)              --
   Preferred stock dividends ........................................................        (175,608)         (17,406)
                                                                                         -----------------------------
           Net cash provided by financing activities ................................       1,283,013        4,083,649
                                                                                         -----------------------------
INCREASE (DECREASE) IN CASH .........................................................        (400,019)         227,479

CASH
   Beginning of period ..............................................................       1,161,479          204,365
                                                                                         -----------------------------
   End of period ....................................................................    $    761,460     $    431,844
                                                                                         -----------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid ....................................................................         378,237           68,430

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Notes payable converted to preferred stock .......................................         255,850          805,000
   Accounts payable converted to preferred stock ....................................         129,050               --
   Notes payable converted to stock and warrants issued .............................              --        1,100,000
   Subscriptions receivable on common stock .........................................         300,000          458,250
   Warrant dividends ................................................................              --       13,255,870
   Purchase acquisition
     Assets acquired ................................................................         438,154               --
     Liabilities assumed ............................................................           2,154               --
     Equity securities consideration ................................................         386,000               --
   Employee stock options issued with unamortized compensation ......................       1,200,000               --

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

SELECTED CONSOLIDATED FINANCIAL DATA AS A PERCENTAGE OF REVENUES

                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                     --------------------------------------   ----------------------------------

                                       JUNE 30, 2001        JUNE 30, 2000      JUNE 30, 2001     JUNE 30, 2000
                                       -------------        -------------      -------------     -------------
                                        (unaudited)          (unaudited)        (unaudited)       (unaudited)

REVENUES                                  100.0%               100.0%              100.0%            100.0%

COST OF PRODUCTS AND SERVICES              77.2%                74.9%               78.9%             77.8%
                                          ------               ------              ------            ------

GROSS MARGIN                               22.8%                25.1%               21.1%             22.2%

SELLING, GENERAL & ADMINISTRATIVE
   EXPENSES                                35.0%                32.8%               31.0%             30.7%
                                          ------               ------              ------            ------

LOSS FROM OPERATIONS                      -12.2%                -7.7%               -9.9%             -8.5%

OTHER EXPENSES, NET                        -4.8%                -2.1%               -3.4%             -2.6%
                                          ------               ------              ------            ------

LOSS BEFORE INCOME TAXES                  -17.0%                -9.8%              -13.3%            -11.1%

INCOME TAX PROVISION                        0.0%                 0.0%                0.0%              0.0%
                                          ------               ------              ------            ------

NET LOSS                                  -17.0%                -9.8%              -13.3%            -11.1%
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

         For the six month period ended June 30, 2001, as a percent of total revenues, gross margin was 21.12% as compared to 22.24% for the similar period last year due to the aforementioned sales.

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

INTEREST EXPENSE

         Interest expense was $373,771 for the quarter ended June 30, 2001, versus $146,504 for the similar period a year ago, reflecting an increased Company debt load due to acquisition related debt and increased borrowings.

         Interest expense was $666,209 for the six months ended June 30, 2001, and $313,151 for the same period last year.

NET LOSS

         In the second quarter of fiscal 2001, the Company incurred a net loss of $1,330,171 compared to a net loss of $855,138 for the second fiscal quarter of 2000. The six-month period ended June 30, 2001, resulted in a net loss of $2,458,295 compared to a net loss of $2,042,365 for the same period last year.

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

                               VICOM, INC.
                               Registrant
Date: January 15, 2002         By:            /s/ James L. Mandel
                                                  James L. Mandel
                                              CHIEF EXECUTIVE OFFICER
Date: January 15, 2002         By:            /s/ Steven M. Bell
                                                  Steven M. Bell
                                              CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)