Form 10-Q/A
period 2001-09-30
VICOM INC
filed 2002-01-15
CIK 732412

================================================================================


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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended                Nine Months Ended
                                          -----------------------------     -----------------------------
                                         September 30,    September 30,    September 30,    September 30,
                                              2001             2000             2001             2000
                                          ------------     ------------     ------------     ------------
REVENUES                                  $  7,678,534     $ 10,219,008     $ 26,191,582     $ 28,624,886
                                          ------------     ------------     ------------     ------------

COSTS AND EXPENSES
   Cost of products and services             6,110,861        7,868,109       20,714,309       22,181,052
   Selling, general and administrative       2,040,043        2,501,869        7,078,249        8,154,184
                                          ------------     ------------     ------------     ------------

                                             8,150,904       10,369,978       27,792,558       30,335,236
                                          ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                          (472,370)        (150,970)      (1,600,976)      (1,710,350)
                                          ------------     ------------     ------------     ------------

OTHER EXPENSES
   Interest expense                           (352,735)        (133,669)      (1,018,944)        (446,820)
   Miscellaneous income (expense)             (480,955)         169,834       (1,144,435)              --
                                          ------------     ------------     ------------     ------------

                                              (833,690)          36,165       (2,163,379)        (446,820)
                                          ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                    (1,306,060)        (114,805)      (3,764,355)      (2,157,170)

INCOME TAX PROVISION                                --               --               --               --
                                          ------------     ------------     ------------     ------------
NET LOSS                                  $ (1,306,060)    $   (114,805)    $ (3,764,355)    $ (2,157,170)
                                          ============     ============     ============     ============

LOSS ATTRIBUTABLE TO COMMON STOCK
     Net loss                             $ (1,306,060)    $   (114,805)    $ (3,764,355)    $ (2,157,170)
     Preferred dividends                       (72,817)          (5,971)        (248,425)         (23,377)
                                          ------------     ------------     ------------     ------------
                                          $ (1,378,877)    $   (120,776)    $ (4,012,780)    $ (2,180,547)
                                          ============     ============     ============     ============
LOSS PER COMMON SHARE-
BASIC AND DILUTED                         $       (.15)    $       (.01)    $       (.48)    $       (.32)
                                          ============     ============     ============     ============


WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC AND DILUTED                8,939,847        7,738,599        8,317,954        6,695,499


            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,            DECEMBER 31,
                                                                                          2001                     2000
                                                                                   ------------------       -----------------
                                                                                       (UNAUDITED)              (AUDITED)
                                     ASSETS
CURRENT ASSETS
   Cash ........................................................................      $  1,026,170       $  1,161,479
   Accounts receivable, net allowance of $132,407 and $159,000 .................         3,210,310          5,661,064
   Inventories, net allowance of $285,000 and $200,000 .........................         2,000,794          2,122,002
   Other .......................................................................           310,969            294,216
   Costs and estimated earnings in excess of billings ..........................           (17,969)             7,491
                                                                                      ------------       ------------
    TOTAL CURRENT ASSETS .......................................................         6,530,274          9,246,252
                                                                                      ------------       ------------

PROPERTY AND EQUIPMENT .........................................................      $  4,096,597       $  3,277,109

NONCURRENT ASSETS
   Goodwill, net of accumulated amortization of $694,000 and $436,678 ..........         2,835,526          2,914,037
   Other .......................................................................           185,905            177,175
                                                                                      ------------       ------------
                                                                                         3,021,431          3,091,212
                                                                                      ------------       ------------
                                                                                      $ 13,648,302       $ 15,614,573
                                                                                      ------------       ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Wholesale financing arrangement .............................................      $  1,058,693       $  2,033,340
   Notes and installment obligations payable-current maturities ................           573,005            428,334
   Accounts payable ............................................................         2,452,642          2,769,390
   Other liabilities ...........................................................           702,652            825,933
   Deferred service obligations and revenue ....................................           440,244            319,141
                                                                                      ------------       ------------


      TOTAL CURRENT LIABILITIES ................................................         5,227,236          6,376,138
                                                                                      ------------       ------------

                                                                                      ------------       ------------
NOTES AND INSTALLMENT OBLIGATIONS PAYABLE ......................................         3,487,312          3,362,083
                                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES ..................................................                --                 --

STOCKHOLDERS' EQUITY
      Preferred Stock
      10% Class A cumulative convertible-no par value
      (issued and outstanding - 50,972 and 0 shares) ...........................           479,040                 --
      10% Class B cumulative convertible-no par value
      (issued and outstanding-22,836 and 22,836 shares) ........................           218,869            218,869
      10% Class C cumulative convertible-no par value
      (issued and outstanding-147,310 and 150,810 shares) ......................         1,909,003          1,951,003
      14% Class D  cumulative convertible-no par value (issued and outstanding
      39,000 and 72,500 shares) ................................................           407,500            802,813
   Common stock-no par value (issued 9,767,771 and 8,137,181 shares; outstanding
      9,671,777 and 8,023,352 share ............................................         3,118,686          1,340,074
   Subscription receivable .....................................................          (510,000)                --
   Options and warrants ........................................................        17,152,411         14,347,833
   Unamortized compensation ....................................................        (1,390,186)          (278,138)
   Accumulated deficit .........................................................       (16,451,569)       (12,506,102)
                                                                                      ------------       ------------
                                                                                         4,933,754          5,876,352
                                                                                      ------------       ------------
                                                                                      $ 13,648,302       $ 15,614,573
                                                                                      ------------       ------------


            See notes to condensed consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                               2001               2000
                                                                                           ------------       ------------
OPERATING ACTIVITIES
   Net loss .........................................................................      $ (3,764,355)      $ (2,157,170)
   Adjustments to reconcile net loss to net cash used by operating activities
      Depreciation ..................................................................           766,881            452,163
      Amortization ..................................................................           847,703            398,781
      Gain on sales of property and equipment .......................................                               (5,234)
      Changes in operating assets and liabilities:
        Accounts receivable .........................................................         2,450,753           (976,320)
        Inventories .................................................................           350,697           (486,861)
        Costs, estimated earnings, and billings .....................................            25,460            137,974
        Other assets ................................................................          (107,650)          (115,974)
        Accounts payable ............................................................          (187,698)          (741,439)
        Other liabilities ...........................................................          (125,435)                --
        Wholesale line of credit ....................................................          (974,647)                --
        Deferred service obligations and revenue ....................................           121,103           (175,428)
                                                                                           -------------------------------
           Net cash used by operating activities ....................................          (597,188)        (3,669,508)
                                                                                           -------------------------------

INVESTING ACTIVITIES
   Purchases of property and equipment ..............................................        (1,585,278)        (1,409,830)
   Proceeds from sales of property and equipment ....................................                               62,410
   Purchase acquisition .............................................................           (50,000)                --
   Issuance of note receivable ......................................................                              (96,897)
   Collections on notes receivable ..................................................            52,972             31,551
                                                                                           -------------------------------
                    Net cash used by investing activities ...........................        (1,582,306)        (1,412,766)
                                                                                           -------------------------------

FINANCING ACTIVITIES
   Decrease in checks issued in excess of deposits ..................................                --           (126,297)
   Net borrowings under credit arrangements .........................................                --            942,600
   Proceeds from long-term debt and warrants ........................................         1,695,000                 --
   Proceeds from notes and installment obligations payable ..........................           169,050            144,907
   Payments on notes and installment obligations payable ............................          (352,883)          (987,326)
   Collections on subscription receivable ...........................................                              458,250
   Proceeds from issuance of stock and warrants .....................................         1,363,919          5,703,704
   Stock issuance costs .............................................................          (101,975)          (596,579)
   Redemption of preferred stock ....................................................          (480,500)                --
   Preferred stock dividends ........................................................          (248,425)           (23,377)
                                                                                           -------------------------------
           Net cash provided by financing activities ................................         2,044,186          5,515,882
                                                                                           -------------------------------

INCREASE (DECREASE) IN CASH .........................................................          (135,309)           433,608

CASH
   Beginning of period ..............................................................         1,161,479            204,365
                                                                                           -------------------------------
   End of period ....................................................................      $  1,026,170       $    673,973
                                                                                           -------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid ....................................................................           495,234            430,023

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Notes payable converted to preferred stock .......................................           255,850            200,000
   Accounts payable converted to preferred stock ....................................           129,050                 --
   Notes payable converted to stock and warrants issued .............................                --          2,633,100
   Subscriptions receivable on common stock .........................................           510,000            458,250
   Warrant dividends ................................................................                --         13,255,870
   Refinancing of debt ..............................................................                            1,603,189
   Conversion of preferred to common stock ..........................................                              107,522
   Purchase acquisition
        Assets acquired .............................................................           381,808                 --
        Liabilities assumed .........................................................             2,154                 --
        Equity securities consideration .............................................           329,664                 --
        Employee stock options issued with unamortized compensation .................         1,200,000


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

SELECTED CONSOLIDATED FINANCIAL DATA AS A PERCENTAGE OF REVENUES

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                        ----------------------------  ----------------------------
                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                        -------------  -------------  -------------  -------------
                                            2001           2000           2001           2000
                                            ----           ----           ----           ----
                                         (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUES                                   100.0%         100.0%         100.0%         100.0%

COST OF PRODUCTS AND SERVICES               79.6%          76.9%          79.1%          77.4%
                                           -----          -----          -----          -----

GROSS MARGIN                                20.4%          23.1%          20.9%          22.6%

SELLING, GENERAL & ADMINISTRATIVE
EXPENSES                                    26.6%          24.5%          27.0%          28.5%
                                           -----          -----          -----          -----

LOSS FROM OPERATIONS                        (6.2)%         (1.5)%         (6.1)%         (5.9)%

OTHER EXPENSES, NET                        (10.8)%          (.4)%         (8.3)%         (1.5)%
                                           -----          -----          -----          -----

LOSS BEFORE INCOME TAXES                   (17.0)%         (1.1)%        (14.4)%         (7.5)%

INCOME TAX PROVISION                         0.0%           0.0%           0.0%           0.0%
                                           -----          -----          -----          -----

NET LOSS                                   (17.0)%         (1.1)%        (14.4)%         (7.5)%
                                           =====          =====          =====          =====

The following table sets forth, for the period indicated, the gross margin percentages for Vicom, Incorporated, CTU and MultiBand.

                           THREE MONTHS ENDED            NINE MONTHS ENDED
                       ---------------------------  ----------------------------
                       SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                           2001         2000            2001           2000
                       (unaudited)    (unaudited)    (unaudited)    (unaudited)
                       ---------------------------------------------------------
VICOM, INCORPORATED        0.0%           1.7%          54.7%          24.2%
CTU                         20%          23.5%          20.9%          21.9%
MULTIBAND                 76.3%           1.9%           6.5%          59.7%


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

INTEREST EXPENSE

         Interest expense was $352,735 for the quarter ended September 30, 2001, versus $133,669 for the similar period a year ago, reflecting an increased Company debt load due to acquisition related debt and increased borrowings.

         Interest expense was $1,018,944 for the nine months ended September 30, 2001, and $446,820 for the same period last year.

NET LOSS

         In the third quarter of fiscal 2001, the Company incurred a net loss of $1,306,060 compared to a net loss of $114,805 for the third fiscal quarter of 2000. The nine-month period ended September 30, 2001, resulted in a net loss of $3,764,355 compared to a net loss of $2,157,170 for the same period last year.

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

                                     VICOM, INCORPORATED
                                     Registrant

Date: January 15, 2002               By:         /s/ James L. Mandel
                                          --------------------------------------
                                                   James L. Mandel
                                               CHIEF EXECUTIVE OFFICER


Date: January 15, 2002               By:         /s/ Steven M. Bell
                                          --------------------------------------
                                                   Steven M. Bell
                                              CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)