Form 10-K
period 2001-12-31
VICOM INC
filed 2002-04-01
CIK 732412

1

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(MARK ONE)
    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2001
                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ________ TO ________
                          COMMISSION FILE NUMBER 0-1325

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock (no par value per share)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K / /

         As of March 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq Smallcap was approximately $10,396,584.

         As of March 15, 2002, there were 10,770,686 outstanding shares of the registrant's common stock, no par value per share.

================================================================================

                       Documents Incorporated By Reference

         Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

                                Table of Contents
            Page
Part I      Item 1.  Business
                     Summary
                     Industry Overview
                     Products and Services
                     MultiBand, Inc.
            Item 2.  Properties
            Item 3.  Legal Proceedings
            Item 4.  Submission of Matters to a Vote of Security Holders
Part II
            Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters
            Item 6.  Selected Financial Data
            Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
           Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
            Item 8.  Consolidated Financial Statements and Supplementary Data
            Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
           Item 10.  Directors and Executive Officers of the Registrant
           Item 11.  Executive Compensation
           Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management
           Item 13   Certain Relationships and Related Transactions
Part IV
           Item 14. Exhibits, Financial Statement Schedules, and Reports on Form-8k Signatures

ITEM 1
BUSINESS SUMMARY

         Vicom, Incorporated (Vicom) is a Minnesota corporation formed in September 1975. Vicom is the parent corporation of two wholly-owned subsidiaries, Corporate Technologies, USA, Inc. (CTU), and MultiBand, Inc. (MultiBand).

         Vicom completed an initial public offering in June 1984. In November 1992, Vicom became a non-reporting company under the Securities Exchange Act of 1934. In July 2000, Vicom regained its reporting company status. In December, 2000, Vicom stock began trading on the NASDAQ stock exchange under the symbol VICM.

         Vicom's website is located at: www.vicominc.net.

         Vicom recently expanded its efforts to establish itself within the rapidly evolving telecommunications and computer industries. In late 1999, in the context of a forward triangular merger, Vicom, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (CTU). In May 2001, Vicom acquired certain assets of Red River Computer, Inc, a voice and data networking company. CTU provides voice, data and video systems and services to business and government. MultiBand, Inc. was incorporated in February 2000. MultiBand, Inc provides voice, data and video services to multiple dwelling units (MDU's).

         As of March 15, 2002, CTU was providing telephone equipment and service to approximately 1,000 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 3,000 customers. Telecommunications systems distributed by Vicom are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

         CTU provides a full range voice, data and video communications systems and service, system integration, training and related communication sales and support activities for commercial, professional and institutional customers, most of which are located in Minnesota, North Dakota, and South Dakota. CTU purchases products and equipment from NEC America, Inc. (NEC), Siemens Enterprise Networks (Siemens), Cisco Systems, Inc. (Cisco), Nortel Networks Corp. (Nortel), Tadiran Telecommunications, Inc. (Tadiran), and other manufacturers of communications and electronic products and equipment. CTU uses these products to design telecommunications systems to fit its customers' specific needs and demands.

         The products sold by CTU include Private Branch Exchange (PBX), telephone systems, hubs and routers used as interconnection devices in computer networks, personal computers, desktop video-conferencing units, and the wire and cable products required to make all the other aforementioned products integrate and operate as necessary. CTU has trained staff that install, maintain and repair the products we sell. Repair of products is performed under either a time and materials basis or an extended service contract basis, at the customer's election, once the manufacturer's original warranty on a product has expired.

         Extended service contracts offered by CTU generally range in length from 12 to 36 months. The contracts provide for repair or replacement of all broken or non-working materials and the labor necessary to make such repairs or replacements, subject to exceptions for customer abuse or negligence and problems due to fire, flood or other causes beyond CTU's control.

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

PRODUCTS AND SERVICES

CORPORATE TECHNOLOGIES, USA (CTU)

         CTU provides other technical and customer services as described hereafter.

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

SALES AND MARKETING

         As of March 15, 2002, we had 24 sales and marketing personnel with expertise in telecommunications, computers and network services. CTU has a consultative approach to selling, in which the salesperson analyzes the customer's operations and then designs an application-oriented technical solution to make the customer more efficient and profitable. CTU uses several techniques to pursue new customer opportunities, including advertising, participation in trade shows, seminars and telemarketing.

CUSTOMERS

         CTU provides its products and services to commercial, professional and government users within the states of Minnesota, North Dakota, and South Dakota. CTU's customers are diverse and represent various industries such as financial services, hospitality, legal, manufacturing, and education. In its year ended December 31, 2001, CTU received approximately 15 % of all revenues from one customer, which was Microsoft Great Plains. Vicom received approximately 27% of all revenues from two customers in the year 2000. These two customers are Great Plains Software and the State of North Dakota In 1999, no one customer provided 10% or more of Vicom's total revenues. In its year ended June 30, 1999, Ekman, Inc. (the predecessor company to CTU) received 23% and 10% of its revenues, respectively, from two major customers, Great Plains Software and Meritcare Health Systems.

CUSTOMER SERVICE

         CTU has 8 full-time customer service personnel who assist in project management duties, post-sale communications (which include site surveys), coordinated network services, and end-user training. Each key account is assigned its own individual customer service representative to ensure efficient implementation. The customer service representative works closely with the sales representative and main technician assigned to the project to facilitate the utmost in customer satisfaction.

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

SUPPLIERS

         As previously mentioned, CTU purchases products and equipment from NEC, Siemens, Tadiran, Cisco, Nortel, and other manufacturers of communications and computer products. The telecommunication products are purchased directly from the manufacturers. The computer products are purchased both directly from the manufacturer and also indirectly from major wholesalers such as Ingram Micro and Tech Data Corporation.

         In 2001, Ingram Micro supplied 37.8% and Tech Data provided 18.9% of total products purchased. In 2000, Ingram Micro supplied 24% and Tech Data provided 18% of total products purchased. In 1999, Tech Data supplied 34% and NEC supplied 18% of Vicom's total products purchased. In its year ended June 30, 1999, Pinacor supplied 42% and Ingram Micro supplied 21% of Ekman Inc.'s (the predecessor to CTU) total products purchased.

         The products CTU purchase are off-the-shelf products. CTU has several alternate suppliers of computer products and could substitute any one of these suppliers with an alternate supplier fairly quickly on the same or similar terms.

         CTU has a distribution agreement with NEC, its main supplier of telecommunication products, which expires June 30, 2002. CTU could replace NEC with an alternate supplier fairly quickly, but with a less competitive product. However, CTU's replacement of NEC could have a material adverse effect on Vicom's business, operating results and financial condition.

         CTU also has a distribution agreement with Siemens, a supplier of telecommunications products, which expires December 14, 2002.

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

STRATEGY

         For the near future, the services described below will be offered only in the states of Minnesota and North Dakota.

LOCAL TELEPHONE SERVICE

         Our primary competition will come from the local incumbent providers of telephone and cable television services. In Minnesota, we expect to compete with Qwest (Qwest) for local telephone services and with AT&T Broadband (AT&T Broadband) for PAY-TV customers. Although Qwest has become the standard for local telephone service, we believe we have the ability to underprice their service while maintaining high levels of customer satisfaction.

CABLE TELEVISION SERVICE

         AT&T Broadband is the cable television service provider that has resulted from the merger and acquisition of three competitive cable providers. This actually has improved the overall continuity of service. However, we have a significant consumer benefit in that we are establishing private rather than public television systems, which allows us to deliver a package that is not laden with local "public access" stations that clog the basic service package. In essence, we will be able to deliver a customized service offering to each property based upon pre-installation market research that we perform.

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

INTERNET ACCESS SERVICE

         The clear frontrunner in this highly unregulated market is AOL Timewarner. They compete with local exchange carriers, long distance carriers, Internet backbone companies and many local ISPs (Internet Service Providers). Competition has driven this to a flat rate unlimited access dial-up service market. The general concern among consumers is the quality of the connection and the speed of the download. Our design provides the highest connection speeds that are currently available. The approach that we will market is "blocks of service." Essentially, we deliver the same high bit rate service in small, medium and large packages, with an appropriate per unit cost reduction for those customers that will commit to a higher monthly expenditure.

MARKET DESCRIPTION

         We are currently marketing MultiBand(SM) to MDU properties primarily throughout Minnesota. We are focusing on properties that consist of 50 or more units. We will target properties that range from 50 to 150 units on a contiguous MDU property for television and Internet access only. We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

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

Number of Units/Customers

         At December 31, 2001, MultiBand had 1,556 units wired for service and 480 customers using its services.

BACKLOG

         At December 31, 2001, MultiBand was projecting that in 2002, it would wire for its services another 2,000 multi dwelling units. The Company's timetable for completing and its ability to complete these installations is contingent on its ability to raise additional debt and/or equity financing necessary to fund the installations.

EMPLOYEES

         As of March 15, 2002, Vicom employed four full-time management employees. As of that same date, CTU had 105 full-time employees, consisting of 24 in sales and marketing, 63 in technical positions, 8 in customer service, 6 in management and 4 in administration and finance. As of March 15, 2002, MultiBand, Inc. has 3 full-time employees, one in sales and two in operations.


ITEM 2:

PROPERTIES

         Vicom and its subsidiaries lease principal offices located at 1700 42nd Street SW, Fargo, ND 58013 and 9449 Science Center Drive, New Hope, Minnesota 55428. Vicom also leases a satellite office in Fargo consisting of approximately 3,800 square feet of space under a lease with a term that expires in July 2002. Vicom also has an office staffed with two employees in Sioux Falls, South Dakota. We have no foreign operations. The main Fargo office lease expired in 2001 and covers approximately 20,000 square feet. The Fargo base rent is $18,550 per month. The Fargo office has executed a new fifteen year lease for 22,500 square feet commencing in 2002. The new Fargo base rent will be $21,562 per month. The new Fargo address will be 2000 44th Street SW, Fargo, North Dakota 58103. The New Hope office lease expires in 2006 and covers approximately 47,000 square feet. The New Hope base rent ranges from $16,000 to $17,653 per month. Both the New Hope and main Fargo leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities. Both locations have office, warehouse and training facilities.

         Vicom considers its current facilities adequate for its current needs and believes that suitable additional space would be available as needed.


ITEM 3:

LEGAL PROCEEDINGS

         As of December 31, 2001, Vicom was not engaged in any pending legal proceedings where the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.


ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

ITEM 5:

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Through May 17, 2000, Vicom's common stock was traded and quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "VICM." From May 18, 2000 until August 21, 2000, the common stock was quoted under the VICM symbol on the Pink Sheets(R) operated by Pink Sheets LLC. From August 21, 2000, to December 12, 2000, Vicom's common stock was traded and quoted on the OTCBB under the VICM symbol. Since then, the stock has been traded and quoted on the Nasdaq Smallcap market system. The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2000 and December 31, 2001 and as provided by Nasdaq, the OTCBB or the Pink Sheets. Market quotations provided herein represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                             QUARTER ENDED            HIGH BID     LOW BID
                             -------------            --------     -------
            March 31, 2000.........................      12.63        2.50
            June 30, 2000..........................      10.50        4.75
            September 30, 2000.....................      10.13        4.75
            December 31, 2000......................       7.13        3.38
            March 31, 2001.........................       5.25        3.00
            June 30, 2001..........................       4.38        2.38
            September 30, 2001.....................       3.00        1.01
            December 31, 2001......................       2.14         .91

         As of March 15, 2002, Vicom had 516 shareholders of record of its common stock and 10,770,686 shares of common stock outstanding. As of that date, eight shareholders held a total of 28,372 of Class A Preferred, two shareholders held a total of 8,700 shares of Class B Preferred, six shareholders held a total of 139,510 shares of Class C Preferred, and three shareholders held a total of 40,000 shares of Class D Preferred.

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

PREFERRED STOCK

         In December 1998, Vicom issued 2,550 shares of Class A Preferred for $23,638 (class a 2001) and 37,550 shares of Class B Preferred for $359,893. The Class B Preferred was offered to certain note holders at a conversion rate of $10.00 per share of Class B Preferred. Each share of Class A Preferred and Class B Preferred is non-voting (except as otherwise required by law) and convertible into five shares of common stock, subject to adjustment in certain circumstances. Each holder of a share of Class A Preferred or Class B Preferred has a five-year warrant to purchase one share of common stock at $3.00 per share, subject to adjustment.

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

         In 2001, at various times, Vicom issued 67,655 shares of Class A Preferred for cash, acquisitions of assets and conversion of various liabilities. The total cash and non-cash amount recorded for the shares issued was $676,556. Vicom also issued 10,000 shares of Class D Preferred related to conversion of a note payable for $100,000.

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

ITEM 6:

SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data for each of the fiscal years in the three year period ended December 31, 2001, have been derived from our consolidated financial statements and accompanying notes contained in this prospectus. The Statement of Operations Data for the years ended December 31, 1998 and 1997 and the Balance Sheet data at December 31, 1999, 1998, and 1997 has been derived from our audited consolidated financial statements which are not contained in this prospectus.

STATEMENT OF OPERATIONS DATA       2001              2000              1999              1998              1997
----------------------------       ----              ----              ----              ----              ----
Revenues .................    $ 31,822,891      $ 39,781,846      $ 20,388,870      $  6,458,113      $  6,639,026
Cost of products and
   services ..............    $ 24,857,300      $ 31,698,569      $ 16,247,898      $  4,841,111      $  4,095,990
Gross profit .............    $  6,965,591      $  8,083,277      $  4,140,972      $  1,617,002      $  2,543,036
% of revenues ............           21.88%             20.3%             20.3%             25.0%             38.3%
Selling, general and
   administrative
   expenses ..............    $ 10,962,739      $ 11,852,041      $  5,823,945      $  2,839,862      $  2,317,388
% of revenues ............           34.45%             29.8%             28.6%             44.0%             34.9%
Income (loss) from
  Operations .............    $ (3,997,148)     $ (3,768,764)     $ (1,682,973)     $ (1,222,860)     $    225,648
Other expense net ........    $ (1,328,404)     $   (458,067)     $   (139,461)     $   (170,888)     $   (141,471)
Income (loss) before
   income taxes ..........    $ (5,325,552)     $ (4,226,831)     $ (1,822,434)     $ (1,393,748)     $     84,177
Income tax provision .....    $          0      $      9,000      $    241,200      $     50,000      $     28,000
Net income (loss) ........    $ (5,325,552)     $ (4,235,831)     $ (2,063,634)     $ (1,443,748)     $     56,177
Income (loss) attributable
   to common stockholders     $ (5,758,221)     $ (5,082,011)     $ (2,101,603)     $ (1,443,748)     $     56,177
Earnings (loss) per
   common share-
   basic and diluted .....    $       (.66)     $      (0.72)     $      (0.55)            (0.68)     $       0.03
Weighted average
   shares outstanding ....       8,762,814         7,009,751         3,821,978         2,129,387         2,098,944

BALANCE SHEET DATA                 2001              2000              1999              1998              1997
------------------                 ----              ----              ----              ----              ----
Working capital
   (deficiency) ..........    $    448,168      $  2,870,114      $ (2,882,907)     $    (43,161)     $    376,568
Total assets .............    $ 12,231,300      $ 15,614,573      $ 12,598,745      $  6,630,917      $  4,418,239
Long-term debt ...........    $  3,311,870      $  3,362,083      $    926,821      $    826,490      $    674,436
Stockholders' equity .....    $  4,205,620      $  5,876,352      $  1,026,344      $    689,775      $    973,792

ITEM 7:

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion of the financial condition and results of operations of Vicom, Incorporated should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.


YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of total revenue.

                                            2001         2000
                                            ----         ----
          Revenues
          Vicom                               .0%         8.2%
          CTU                              99.22%        91.6%
          MultiBand, Inc.                    .78%         0.2%
                                           -----        -----
                     Total Revenues        100.0%       100.0%
                                           =====        =====
          Cost of Sales
          Vicom                              .02%         6.2%
          CTU                              77.39%        73.2%
          MultiBand, Inc.                    .69%         0.3%
                                           -----        -----
          Total Cost of Sales              78.10%        79.7%
                                           =====        =====
          Gross Margin                     21.88%        20.3%
          Selling, General and
            Administrative expenses        34.45%        29.8%
          Operating Loss                  (12.56%)       (9.5%)
          Net Loss                        (16.73%)      (10.6%)


REVENUES

         Total revenues decreased 20.01% to $31,822,891 in 2001 from $39,781,846 in 2000.

         Revenues from the CTU segment which traditionally sells computer technologies products and services decreased 13.4% to $31,556,894 in 2001 from $36,460,217 in 2000. This decrease in CTU segment revenues resulted primarily from weaker economic conditions in 2001 and from CTU's desire to increase gross margins versus maintaining top line revenues.

         Revenues from the Vicom segment were minimal as Vicom had no active operations in 2001.

         Revenues from MultiBand increased 240% to $249,591 in 2001 from $73,219 in 2000. The year 2001 was the first full year of operations for MultiBand. Revenues for 2000 reflected only six months of operations.


GROSS MARGIN

         The Company's gross margin was $6,965,591 for 2001, as compared to $8,083,277 for 2000. The decrease of 13.8% in 2001 was due to reduced revenues. For 2001, gross margin, as a percentage of total revenues, was 21.88% versus 20.3% for 2000. This increase in gross margin percentage is primarily due to an increase in service sales which have better margins than equipment sales.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 7.5% to $10,962,739 in 2001, compared to $11,852,041 in 2000. This decrease in expenses is primarily related to reductions in payroll. Selling, general and administrative expenses were, as a percentage of revenues, 34.5% for 2001 and 29.8% for 2000.


INTEREST EXPENSE

         Interest expense was $1,446,868 for 2001, versus $607,418 for 2000 reflecting an increase in debt due to capital raising efforts, valuation of warrants issued with Preferred Class A Stock and convertible notes, and additional borrowings.


NET LOSS

         In 2001, the Company incurred a net loss of $5,325,552 compared to a net loss of $4,235,831 for 2000. The increase in losses relates to additional depreciation and amortization related to MultiBand units, additional interest expense and 20% decrease in revenues.


YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

RESULTS OF OPERATIONS

         The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of total revenue.

                                            2000         1999
                                            ----         ----
          Revenues
          Vicom and VMTS                     8.2%        76.4%
          CTU                               91.6%        23.6%
          MultiBand, Inc.                    0.2%           0
                                           -----        -----
                    Total Revenues         100.0%       100.0%
                                           =====        =====
          Cost of Sales
          Vicom and VMTS                     6.2%        61.0%
          CTU                               73.2%        18.7%
          MultiBand, Inc.                    0.3%           0
                                           -----        -----
          Total Cost of Sales               79.7%        79.7%
                                           =====        =====
          Gross Margin                      20.3%        20.3%
          Selling, General and
            Administrative expenses         29.8%        28.6%
          Operating Loss                    (9.5%)       (8.3%)
          Net Loss                         (10.6%)      (10.1%)

REVENUES

         Total revenue increased 95.1% to $39,781,846 in 2000 from $20,388,870 in 1999. Total revenues decreased from the $44,941,776 pro forma consolidated revenues for 1999, primarily due to intra company sales to MultiBand, Inc., which were eliminated in consolidation.

         Revenues from the CTU segment which traditionally sells computer technologies products and services increased 656% to $36,460,217 in 2000 from $4,821,388 in 1999. This significant increase in CTU segment revenues resulted primarily from the reporting of 12 months revenue in this segment versus two months the prior year due to the November 1, 1999 acquisition of Ekman, Inc. A secondary factoring the CTU revenue increase was the gradual merging of the traditional Vicom and VMTS voice, video and data business segment into the CTU operational and management structure.

         Revenues from the Vicom and VMTS segment decreased 79.1% in 2000 to $3,248,310 from $15,567,282 in 1999. The decrease in revenues resulted from the aforementioned merging of the Vicom and CTU business segments during fiscal year 2000.

         Revenues from MultiBand were $73,219 in 2000. There is no comparative data for 1999, as MultiBand was not in operations during that year and was in the start-up phase.


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

         The Company's gross margin as a percentage of revenues for Vicom was 24.5%. The Company's gross margin as a percentage of revenue for CTU was 20.1%. The Company's gross loss for MultiBand, Inc. as a percentage of revenues was 47.1%.


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

UNAUDITED QUARTERLY RESULTS

         The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ended December 31, 2001. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues in the third quarter of the fiscal year.

----------------------------------------------------------------------------------------------------------------------------
                    Dec. 31,    Sept. 30,     June 30,       March 31,     Dec. 31,     Sept. 30,      June 30,     March 31,
                      2001         2001          2001          2001          2000         2000          2000          2000
----------------------------------------------------------------------------------------------------------------------------
Revenues:
------------------------------------------------------------------------------------------------------------------------------
Vicom                      0             0             0             0   $  (214,437)  $   119,037   $ 1,626,568   $ 1,715,142
------------------------------------------------------------------------------------------------------------------------------
CTU                5,542,674     7,618,442     7,794,443    10,617,741    11,320,377    10,077,672     7,061,013     8,003,155
------------------------------------------------------------------------------------------------------------------------------
MultiBand             88,635        60,092        35,786        65,078        51,020        22,299             0             0
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Total              5,631,309     7,678,534     7,830,229    10,682,819    11,156,960    10,219,008     8,687,581     9,718,297
Revenues
------------------------------------------------------------------------------------------------------------------------------
Cost of Sales      4,142,991     6,110,861     6,048,399     8,555,049     9,517,517     7,868,109     6,506,435     7,806,508
------------------------------------------------------------------------------------------------------------------------------
Gross Margin       1,488,318     1,567,673     1,781,830     2,127,770     1,639,443     2,350,899     2,181,146     1,911,789
------------------------------------------------------------------------------------------------------------------------------
SG&A Expense       3,175,613     2,040,043     2,738,537     3,008,546     3,697,857     2,501,869     2,853,634     2,798,681
------------------------------------------------------------------------------------------------------------------------------
Operating loss    (1,687,295)     (472,370)     (956,707)     (880,776)   (2,058,414)     (150,970)     (672,488)     (886,892)
------------------------------------------------------------------------------------------------------------------------------
Interest            (427,924)     (352,735)     (373,771)     (292,438)     (160,598)     (133,669)     (146,504)     (166,647)
Expense
------------------------------------------------------------------------------------------------------------------------------
Other Income         554,022      (480,955)          307        45,090       149,351       169,834       (36,146)     (133,688)
(Expenses)
------------------------------------------------------------------------------------------------------------------------------
Loss Before       (1,561,197)   (1,306,060)   (1,330,171)   (1,128,124)   (2,069,661)     (114,805)     (855,138)   (1,187,227)
Taxes
------------------------------------------------------------------------------------------------------------------------------
Income Tax                 0             0             0             0        (9,000)            0             0             0
(Benefit)
Provision
------------------------------------------------------------------------------------------------------------------------------
Net Loss          (1,561,197)   (1,306,060)   (1,330,171)   (1,128,124)   (2,078,661)     (114,805)     (855,138)   (1,187,227)
------------------------------------------------------------------------------------------------------------------------------
Loss Per                (.19)         (.15)         (.18)         (.14)        (0.31)        (0.01)        (0.12)        (0.29)
Common
Share Basic
and Diluted
------------------------------------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2001

         Available working capital, for 2001, decreased $2,421,946 due to Vicom's net operating loss and net cash used in operating activities of $502,110. Proceeds from issuance of long term debt, stock and warrants totaling $3,190,262 helped offset Vicom's net operating loss. Vicom had a decrease of $1,114,332 in accounts payable and other current liabilities for 2001 versus last year's period, primarily due to significant reductions in accounts receivables which were used to reduce payables.

         Inventories year to date decreased net of reserves $705,050 over last year's prior period inventories due to a decrease in revenues. The aforementioned decrease in revenues also led to a decrease in accounts receivable net of reserves of $3,065,694.

         Total long-term debt and capital lease obligation decreased by $82,852 during the year ended December 31, 2001. The Company paid out $315,770 related to capital lease obligations and $461,808 related to long-term debt during the year ended December 31, 2001 versus $2,482,624 paid out in 2000.

         In 2001, the Company entered into wholesale line of credit agreements totaling $1,450,000 with two financial institutions for the purchase of resale merchandise from certain suppliers, interest generally at 0% (if paid within certain terms), and collateralized by the related inventories and accounts receivable.

         In 2001, the Company entered into a long-term debt agreement, expiring in 2003, with an investment fund. The fund, in exchange for its $1.5 million investment, also received 375,000 warrants and the right to convert its investment into Vicom common stock at a predetermined price. The effect of recording the beneficial conversion feature and warrants associated with the convertible loan resulted in a $1,500,000 discount in accordance with the Black-Scholes Option-Pricing Model. The Company is expensing the aforementioned warrant discount in eight quarterly installments over the two year term of the loan.

         The Company used $1,884,945 for capital expenditures during 2001, as compared to $1,316,022 in 2000. These 2001 and 2000 expenditures were primarily for construction related to MultiBand installations.

Net cash used by operations was approximately $502,110 in 2001 versus net cash used by operations of $3,640,226 in 2000. The cash used by operations in 2001 is due primarily to net operating losses, and reductions in accounts payable and wholesale line of credit balances in that year. During the fiscal years ended December 31, 2001 and 2000, the Company incurred significant net losses. These net losses were primarily incurred due to general corporate expense and the expense of building out its MultiBand network. The Company in 2001 significantly cut its payroll expense in an effort to mitigate these losses in the future and conserve cash. In addition, the Company expects to generate additional cash flows in 2002 and beyond as MultiBand building projects convert from work-in-process to completed projects capable of generating subscriber cash flows. However, there can be no assurance that the Company will be successful in achieving the aforementioned increase in cash flows. Management of Vicom believes that, for the next twelve months, cash generated from new investments combined with existing credit facilities are adequate to meet the anticipated liquidity in capital resource requirements of its business, contingent upon company operating results. Management estimates capital expenditures for the year ending December 31, 2002 will approximate $450,000. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned MultiBand projects, however, there can be no assurance that the sources will be available or available on favorable terms to the Company.


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

         Net cash used by operations was approximately $3,640,226 in 2000 versus cash provided by operations of approximately $1,385,000 in 1999. The cash used by operation is due primarily to the decrease in accounts payable and other liabilities and MultiBand start-up expenses in 2000. Management of Vicom believes that, for the near future, cash generated by sales of stock, exercise of warrants, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business.


CRITICAL ACCOUNTING POLICIES

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvements. At December 31, 2001, the Company had net property and equipment of $4,059,831, which represents approximately 33% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the years ended December 31, 2001, 2000 and 1999, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $2,749,879 (or 22% of total assets), is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the years ended December 31, 2001, 2000 and 1999, the Company did not record any impairment losses related to goodwill.

Inventories

We value our inventory at the lower of the actual cost or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory. Rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand characterize our industry.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company is evaluating the impact of this new accounting standard.

         In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. In the future, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company's books. To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized. Impairment will be reviewed annually.

         In June 2001, the FASB issued SFAS No. 143. "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No.
121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company is evaluating the impact of this new accounting standard.

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


ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS

VICOM, INCORPORATED AND SUBSIDIARIES - CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000, AND CONSOLIDATED STATEMENTS OF OPERATIONS, CONSOLIDATED STOCKHOLDERS' EQUITY AND CONSOLIDATED CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                               VICOM, INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                        December 31, 2001, 2000 and 1999

                      VICOM, INCORPORATED AND SUBSIDIARIES
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                                   1

Independent Auditor's Report                                                  1A

FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                                2

    Consolidated Statements of Operations                                      3

    Consolidated Statements of Stockholders' Equity                        4 - 7

    Consolidated Statements of Cash Flows                                     8

    Notes to Consolidated Financial Statements                            9 - 28

SUPPLEMENTAL INFORMATION

    Independent Auditors' Report on Supplementary Information                 29

    Independent Auditor's  Report - Supplementary Information                29A

    Valuation and Qualifying Accounts                                         30

                          INDEPENDENT AUDITORS' REPORT


To Stockholders and Board of Directors
Vicom, Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheet of Vicom, Incorporated and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Vicom, Incorporated and subsidiaries as of December 31, 2000 and 1999, were audited by other auditors whose report dated February 15, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicom, Incorporated and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP


Minneapolis, Minnesota
February 15, 2002

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
Vicom, Incororated and Subsidiaries
New Hope, Minnesota


We have audited the accompanying consolidated balance sheet of Vicom, Incorporated and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 200 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicom, Incorporated and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.


                                            Lurie Besikof Lapidus & Company, LLP


Minneapolis, Minnesota
February 15, 2001

                                                                         Page 1A

                      VICOM, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                     ASSETS
                                                                       2001             2000
                                                                   ------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                                      $    624,845     $  1,161,479
    Accounts receivable, net                                          2,595,368        5,661,064
    Inventories, net                                                  1,646,441        2,122,002
    Other current assets                                                295,324          301,707
                                                                   ------------     ------------
        Total Current Assets                                          5,161,978        9,246,252
                                                                   ------------     ------------

PROPERTY AND EQUIPMENT, NET                                           4,059,831        3,277,109
                                                                   ------------     ------------

OTHER ASSETS
    Goodwill, net                                                     2,748,879        2,914,037
    Other assets                                                        260,612          177,175
                                                                   ------------     ------------
        Total Other Assets                                            3,009,491        3,091,212
                                                                   ------------     ------------

           TOTAL ASSETS                                            $ 12,231,300     $ 15,614,573
                                                                   ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Wholesale line of credit                                       $  1,324,807     $  2,033,340
    Current portion of long-term debt                                    85,789           89,825
    Current portion of capital lease obligation                         309,906          338,509
    Accounts payable                                                  1,800,285        2,769,390
    Accrued liabilities                                                 776,417          825,933
    Deferred service obligations and revenue                            416,606          319,141
                                                                   ------------     ------------
        Total Current Liabilities                                     4,713,810        6,376,138

LONG-TERM DEBT, NET                                                   2,669,510        2,431,733
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                       642,360          930,350
                                                                   ------------     ------------
        Total Liabilities                                             8,025,680        9,738,221
                                                                   ------------     ------------

STOCKHOLDERS' EQUITY
    Cumulative convertible preferred stock, no par value:
        8% Class A (28,872 and 0 shares issued and outstanding)         433,867               --
        10% Class B (8,700 and 22,836 shares issued and
            outstanding)                                                 87,000          218,869
        10% Class C (139,510 and 150,810 shares issued and
            outstanding)                                              1,800,447        1,951,003
        14% Class D (40,000 and 72,500 shares issued and
            outstanding)                                                417,500          802,813
    Common stock, no par value (10,679,450 and 8,137,181 shares
        issued; 10,604,113 and 8,023,352 shares outstanding)          3,443,104        1,340,074
    Stock subscriptions receivable                                     (610,000)              --
    Options and warrants                                             24,957,912       14,347,833
    Unamortized compensation                                         (1,209,143)        (278,138)
    Accumulated deficit                                             (25,115,067)     (12,506,102)
                                                                   ------------     ------------
           Total Stockholders' Equity                                 4,205,620        5,876,352
                                                                   ------------     ------------
               TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                              $ 12,231,300     $ 15,614,573
                                                                   ============     ============

          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                               2001             2000             1999
                                           ------------     ------------     ------------
REVENUES                                   $ 31,822,891     $ 39,781,846     $ 20,388,870
                                           ------------     ------------     ------------

COST AND EXPENSES
    Cost of products and services            24,857,300       31,698,569       16,247,898
    Selling, general and administrative      10,962,739       11,852,041        5,823,945
                                           ------------     ------------     ------------
        Total costs and expenses             35,820,039       43,550,610       22,071,843
                                           ------------     ------------     ------------

LOSS FROM OPERATIONS                         (3,997,148)      (3,768,764)      (1,682,973)
                                           ------------     ------------     ------------

OTHER INCOME (EXPENSE)
    Interest expense                         (1,446,868)        (607,418)        (262,228)
    Interest income                              63,717           23,291           18,367
    Other income                                 54,747          126,060          104,400
                                           ------------     ------------     ------------
        Total Other Expense                  (1,328,404)        (458,067)        (139,461)
                                           ------------     ------------     ------------

           Loss Before Income Taxes          (5,325,552)      (4,226,831)      (1,822,434)

PROVISION FOR INCOME TAXES                           --            9,000          241,200
                                           ------------     ------------     ------------

NET LOSS                                   $ (5,325,552)    $ (4,235,831)    $ (2,063,634)
    Preferred stock dividends                   432,669          846,180           37,969
                                           ------------     ------------     ------------

LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                           $ (5,758,221)    $ (5,082,011)    $ (2,101,603)
                                           ============     ============     ============

LOSS PER COMMON SHARE- BASIC AND
    DILUTED                                $      (0.66)    $      (0.72)    $      (0.55)
                                           ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING - BASIC AND DILUTED           8,762,814        7,009,751        3,821,978
                                           ============     ============     ============

          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000, and 1999

                                                                 Cumulative Convertible Preferred Stock
                                       --------------------------------------------------------------------------------------------
                                            8% Class A             10% Class B              10% Class C             14% Class D
                                       --------------------   --------------------    ---------------------     -------------------
                                        Shares     Amount       Shares     Amount      Shares      Amount       Shares     Amount
                                       --------   ---------    -------   ---------    --------   ----------    --------   ---------
BALANCES, December 31, 1998                  --   $      --     35,050   $ 336,718          --   $       --          --   $      --
   Sale of stock                          2,550      23,638      2,500      23,175          --           --          --          --
Warrant issued:
   Preferred stock                           --          --         --          --          --           --          --          --
   Notes payable                             --          --         --          --          --           --          --          --
Restricted stock:
   Issued                                    --          --         --          --          --           --          --          --
   Forfeited                                 --          --         --          --          --           --          --          --
   Amortization expense                      --          --         --          --          --           --          --          --
Acquisition of Ekman:
   Stock                                     --          --         --          --          --           --          --          --
   Options and warrants                      --          --         --          --          --           --          --          --
Preferred dividends                          --          --         --          --          --           --          --          --
Net loss                                     --          --         --          --          --           --          --          --
                                       --------   ---------    -------   ---------    --------   ----------    --------   ---------
BALANCES, December 31, 1999               2,550      23,638     37,550     359,893          --           --          --          --
 Stock issued:
   Options and warrants exercised            --          --         --          --          --           --          --          --
   Other cash                                --          --         --          --     153,310    1,533,100      72,500     490,332
   Conversion of notes payable               --          --         --          --          --           --          --          --
   Conversion of preferred stock         (2,550)    (23,638)    (9,000)    (86,259)         --           --          --          --
Redemption of preferred stock                --          --     (5,714)    (54,765)     (2,500)     (25,000)         --          --
Issuance costs                               --          --         --          --          --           --          --          --
Warrants issued:
   Warrant dividend                          --          --         --          --          --           --          --          --
   Common stock                              --          --         --          --          --           --          --          --
   Preferred stock                           --          --         --          --          --           --          --          --
   Services                                  --          --         --          --          --           --          --          --
   Cash                                      --          --         --          --          --           --          --          --
Restricted Stock:
   Issued                                    --          --         --          --          --           --          --          --
   Forfeited                                 --          --         --          --          --           --          --          --
   Amortization expense                      --          --         --          --          --           --          --          --
Preferred dividends                          --          --         --          --          --      442,903          --     312,481
Net loss                                     --          --         --          --          --           --          --          --
                                       --------   ---------    -------   ---------    --------   ----------    --------   ---------

          See accompanying notes to consolidated financial statements.

BALANCES, December 31, 2000                  --          --     22,836     218,869     150,810    1,951,003      72,500     802,813
 Stock issued:
    Cash                                 32,050     320,500         --          --          --           --          --          --
    Stock subscriptions receivable           --          --         --          --          --           --          --          --
    Acquisition of assets                10,640     106,400         --          --          --           --          --          --
    Purchase of intangible asset             --          --         --          --          --           --          --          --
    Guarantee of debt financing              --          --         --          --          --           --          --          --
    Conversion of accounts payable        3,500      35,000         --          --          --           --          --          --
    Conversion of accrued liabilities     9,631      96,306         --          --          --           --          --          --
    Conversion of notes payable           5,804      58,044         --          --          --           --      10,000     100,000
    Conversion of preferred stock       (31,000)   (310,000)   (13,150)   (131,500)     (7,800)     (78,000)         --          --
    Conversion of dividends payable       6,030      60,300         --          --          --           --          --          --
 Redemption of preferred stock           (7,783)    (77,830)      (986)       (369)     (3,500)     (35,000)    (42,500)   (425,000)
 Discount on preferred stock related
   to warrants                               --     145,147         --          --          --      (37,556)         --     (60,313)
 Warrants issued:
    Preferred stock                          --          --         --          --          --           --          --          --
    Common stock                             --          --         --          --          --           --          --          --
    Debt                                     --          --         --          --          --           --          --          --
 Deferred compensation expense related
  to stock options issued below fair
  market value                               --          --         --          --          --           --          --          --
 Deferred compensation expense               --          --         --          --          --           --          --          --
 Restricted stock:
    Issued                                   --          --         --          --          --           --          --          --
    Forfeited                                --          --         --          --          --           --          --          --
    Amortization expense                     --          --         --          --          --           --          --          --
 Repricing of warrants                       --          --         --          --          --           --          --          --
 Embedded value with Pyramid Trading
   warrants                                  --          --         --          --          --           --          --          --
 Preferred dividends                         --          --         --          --          --           --          --          --
 Net loss                                    --          --         --          --          --           --          --          --
                                       --------   ---------    -------   ---------    --------   ----------    --------   ---------
 BALANCE, December 31, 2001              28,872   $ 433,867      8,700   $  87,000     139,510   $1,800,447      40,000   $ 417,500
                                       ========   =========    =======   =========    ========   ==========    ========   =========

          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000, and 1999

                                            Common Stock
                                      ------------------------     Stock       Options
                                                               Subscriptions     and       Unamortized   Accumulated
                                         Shares       Amount     Receivable    Warrants    Compensation     Deficit        Total
                                     -----------   ----------- ------------- -----------   -----------   ------------   -----------
BALANCES, December 31, 1998            3,612,995   $ 2,181,042   $      --   $       701   $   (62,988)    (1,765,698)  $   689,775
   Sale of stock                              --            --          --            --            --             --        46,813
Warrant issued:
   Preferred stock                            --            --          --         3,687            --             --         3,687
   Notes payable                              --            --          --       112,640            --             --       112,640
Restricted stock:
   Issued                                144,600       248,866          --            --      (248,866)            --            --
   Forfeited                             (22,750)      (15,663)         --            --        15,663             --            --
   Amortization expense                       --            --          --            --        37,532             --        37,532
Acquisition of Ekman:
   Stock                               1,250,000     2,137,500          --            --            --             --     2,137,500
   Options and warrants                       --            --          --       100,000            --             --       100,000
Preferred dividends                           --            --          --            --            --        (37,969)      (37,969)
Net loss                                      --            --          --            --            --     (2,063,634)   (2,063,634)
                                     -----------   -----------   ---------   -----------   -----------   ------------   -----------
BALANCES, December 31, 1999            4,984,845     4,551,745          --       217,028      (258,659)    (3,867,301)    1,026,344
 Stock issued:
   Options and warrants exercised      1,427,217     3,953,471          --      (163,703)           --             --     3,789,768
   Other cash                            860,828     1,804,921          --            --            --             --     3,828,353
   Conversion of notes payable           580,100     1,185,054          --            --            --             --     1,185,054
   Conversion of preferred stock          57,500       109,897          --            --            --             --            --
Redemption of preferred stock                 --            --          --            --            --             --       (79,765)
Issuance costs                           249,959      (679,110)         --            --            --             --      (679,110)
Warrants issued:
   Warrant dividend                           --    (9,699,079)         --    13,255,869            --     (3,556,790)           --
   Common stock                               --            --          --       495,971            --             --       495,971
   Preferred stock                            --            --          --       234,668            --             --       234,668
   Services                                   --            --          --       208,000            --             --       208,000
   Cash                                       --            --          --       100,000            --             --       100,000
Restricted Stock:
   Issued                                 35,000       200,185          --            --      (200,185)            --            --
   Forfeited                             (58,268)      (87,010)         --            --        87,010             --            --
   Amortization expense                       --            --          --            --        93,696             --        93,696
Preferred dividends                           --            --          --            --            --       (846,180)      (90,796)
Net loss                                      --            --          --            --            --     (4,235,831)   (4,235,831)
                                     -----------   -----------   ---------   -----------   -----------   ------------   -----------

          See accompanying notes to consolidated financial statements.

BALANCES, December 31, 2000            8,137,181     1,340,074          --    14,347,833      (278,138)   (12,506,102)    5,876,352
 Stock issued:
   Cash, including 197,000 shares
     issued for services rendered      1,092,953       421,566          --            --            --             --       742,066
   Stock subscriptions receivable        800,000       610,000    (610,000)           --            --             --            --
   Acquisition of assets                  87,000       261,000          --            --            --             --       367,400
   Purchase of intangible asset           50,000        83,750          --            --            --             --        83,750
   Guarantee of debt financing           100,000       120,000          --            --            --             --       120,000
   Conversion of accounts payable             --            --          --            --            --             --        35,000
   Conversion of accrued liabilities      10,000         9,007          --            --            --             --       105,313
   Conversion of notes payable            20,000        50,000          --            --            --             --       208,044
   Conversion of preferred stock         382,027       528,742          --            --            --             --         9,242
   Conversion of dividends payable            --            --          --            --            --             --        60,300
Redemption of preferred stock                 --            --          --            --            --             --      (538,199)
Discount on preferred stock related
  to warrants                                 --            --          --            --            --         68,948       116,226
Warrants issued:
   Preferred stock                            --            --          --        87,403            --             --        87,403
   Common stock                               --            --          --       544,683            --             --       544,683
    Debt                                      --            --          --     1,382,126            --             --     1,382,126
 Deferred compensation expense related
  to stock options issued below fair
  market value                                --            --          --     1,244,250    (1,244,250)            --            --
 Deferred compensation expense                --            --          --            --       239,461             --       239,461
 Restricted stock:
    Issued                                83,000       308,145          --            --      (308,145)            --            --
    Forfeited                            (82,711)     (289,180)         --            --       289,180             --            --
    Amortization expense                      --            --          --            --        92,749             --        92,749
 Repricing of warrants                        --            --          --     6,919,692            --     (6,919,692)           --
 Embedded value with Pyramid Trading
   warrants                                   --            --          --       431,925            --             --       431,925
 Preferred dividends                          --            --          --            --            --       (432,669)     (432,669)
 Net loss                                     --            --          --            --            --     (5,325,552)   (5,325,552)
                                     -----------   -----------   ---------   -----------   -----------   ------------   -----------
 BALANCE, December 31, 2001           10,679,450   $ 3,443,104   $(610,000)  $24,957,912   $(1,209,143)  $(25,115,067)  $ 4,205,620
                                     ===========   ===========   =========   ===========   ===========   ============   ===========

          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

                                                                   2001             2000             1999
                                                               ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                   $ (5,325,552)    $ (4,235,831)    $ (2,063,634)
    Adjustments to reconcile net loss to cash flows from
      operating activities:
        Depreciation                                              1,019,581          673,074          408,796
        Amortization                                                391,183          428,770          145,136
        Amortization of deferred compensation                       332,210               --               --
        Amortization of original issue discount                     797,169               --               --
        Loss on sale of property and equipment                          846               --               --
        Warrants issued for services                                 87,403          208,000               --
        Discount on preferred stock related to warrants             (33,178)              --               --
        Deferred income taxes                                            --               --          249,200
        Changes in operating assets and liabilities:
           Accounts receivable, net                               3,065,694         (291,843)       1,547,912
           Inventories, net                                         705,050         (320,406)       1,240,723
           Other current assets                                      47,031          225,234          (59,360)
           Other assets                                                  --           (2,178)         (44,625)
           Wholesale line of credit                                (708,533)       2,033,340               --
           Accounts payable and accrued liabilities                (978,479)      (2,092,811)         385,522
           Deferred service obligations and revenue                  97,465         (265,575)        (424,149)
                                                               ------------     ------------     ------------
               Net Cash Flows from Operating Activities            (502,110)      (3,640,226)       1,385,521
                                                               ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                          (1,884,945)      (1,316,022)        (631,166)
    Proceeds from sale of property and equipment                     60,019               --               --
    Purchase of business, net of $64,072 cash received                   --               --         (435,928)
    Payments received on notes receivable                            59,084           45,331           29,383
    Issuance of notes receivable                                         --          (96,897)         (30,000)
    Other                                                                --               --          (30,000)
                                                               ------------     ------------     ------------
        Net Cash Flows from Investing Activities                 (1,765,842)      (1,367,588)      (1,097,711)
                                                               ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in checks issued in excess of deposits                      --         (126,297)        (416,734)
    Proceeds from long-term debt and warrants issued
      with long-term debt                                         1,919,650        2,282,160        1,170,600
    Net payments under short-term loans                                  --       (1,307,400)          (2,600)
    Principal payments on notes and installment obligations              --       (2,482,624)        (847,242)
    Payments on long-term debt                                     (461,808)              --               --
    Payments on capital lease obligations                          (315,770)              --               --
    Proceeds from issuance of stock and warrants                  1,270,612        8,448,760           50,500
    Stock issuance costs                                                 --         (679,110)              --
    Redemption of preferred stock                                  (538,199)         (79,765)              --
    Preferred dividends                                            (143,167)         (90,796)         (37,969)
                                                               ------------     ------------     ------------
        Net Cash Flows from Financing Activities                  1,731,318        5,964,928          (83,445)
                                                               ------------     ------------     ------------
           NET CHANGE IN CASH AND CASH EQUIVALENTS                 (536,634)         957,114          204,365

CASH AND CASH EQUIVALENTS - Beginning of Year                     1,161,479          204,365               --
                                                               ------------     ------------     ------------

    CASH AND CASH EQUIVALENTS - END OF YEAR                    $    624,845     $  1,161,479     $    204,365
                                                               ============     ============     ============

          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

    NATURE OF BUSINESS

Vicom, Inc. (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to business, government and multi-dwelling customers. The Company's products and services are sold to customers located throughout the midwest geographical area of the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2001, 2000 and 1999, the Company incurred net losses of $5,325,552, $4,235,831 and $2,063,634, respectively. At December 31,
2001, the Company had an accumulated deficit of $25,115,067. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned MultiBand projects, however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

1. Continued reduction of operating expenses by controlling payroll, professional fees and other general and administrative expenses.
2. Solicit additional equity investment in the Company by either issuing preferred or common stock.
3. Continue to market MultiBand services and acquire additional multi-dwelling unit customers.
4. Control capital expenditures by contracting MultiBand services and equipment through a landlord-owned equipment program.

    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Vicom, Incorporated (Vicom) and its wholly owned subsidiaries, Vicom Midwest Telecommunication Systems, Inc. (VMTS), Corporate Technologies, USA, Inc. (CTU), and MultiBand, Inc. (MultiBand) (incorporated in February 2000 and in the start-up phase) which provides voice, data and video services to residential multi-dwelling units. All significant inter-company transactions and balances have been eliminated in consolidation.

    REVENUES AND COST RECOGNITION

The Company earns revenues from four sources: 1) Video and computer technology products which are sold but not installed, 2) Voice, video and data communication products which are sold and installed, 3) Service revenues related to communication products which are sold and both installed and not installed, and 4) MultiBand user charges to multiple dwelling units.

Revenues from video and computer technology products, which are sold but not installed, are recognized when delivered and the customer has accepted the terms and has the ability to fulfill the terms.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
================================================================================

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

Service revenues related to technology products including consulting, training and support are recognized when the services are provided. The Company, if the customer elects, enters into equipment maintenance agreements for products sold once the original manufacturer's warranty has expired. Revenues from all equipment maintenance agreements are recognized on a straight-line basis over the terms of each contract. Costs for services are expensed as incurred.

MultiBand user charges are recognized as revenues in the period the related services are provided.

Warranty costs incurred on new product sales are substantially reimbursed by the equipment suppliers.

    CASH AND CASH EQUIVALENTS

The Company includes as cash equivalents certificates of deposit and all other investments with original maturities of three months or less when purchased which are readily convertible into known amounts of cash. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

    ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts on accounts receivable. The allowance for uncollectible accounts was $178,000 and $159,000 at December 31, 2001 and 2000, respectively. The Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company extends unsecured credit to customers in the normal course of business.

    INVENTORIES

Inventories, consisting principally of purchased telecommunication, networking and computer equipment and parts, are stated at the lower of cost or market. Cost is determined using an average cost method for telecommunication and networking equipment and the first-in, first-out (FIFO) method for computer equipment. Nonmonetary exchanges of inventory items with third parties are recorded at the net book value of the items exchanged with no gains or losses recognized. The Company established a reserve to account for potential obsolescence of $321,000 and $200,000 at December 31, 2001 and 2000, respectively.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
================================================================================

    PROPERTY AND EQUIPMENT

Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repairs and maintenance costs are charged to operations when incurred. Property and equipment is depreciated or amortized using the straight-line method over estimated useful lives ranging from three to eight years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

    DEBT ISSUANCE COSTS

Debt issuance costs are amortized over the one year life of the loan using the straight-line method, which approximates the interest method.

    GOODWILL

Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and is amortized using the straight-line method over ten years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill is reduced by the estimated shortfall of cash flows. Accumulated amortization was $782,278 and $436,678 at December 31, 2001 and 2000, respectively. The Company did not record any impairment charges related to goodwill and property and equipment during the years ended December 31, 2001, 2000 and 1999.

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. In the future, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company's books. To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized. Impairment will be reviewed on a periodic basis based on its fair value.

The Company is currently evaluating the impact of this new accounting standard. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $345,600, $335,074 and $101,604, respectively.

    INTANGIBLE ASSET

The Company amortizes an intangible asset acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method. The cost and accumulated amortization at December 31, 2001 was $83,750 and $5,583, respectively.

    CREDIT RISK

Credit risk on accounts receivable, although concentrated in one geographic region, is minimized as a result of the large and diverse nature of the Company's customer base.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
================================================================================

    ADVERTISING COSTS

Advertising costs are charged to expense as incurred. Advertising costs were $230,629, $188,444 and $87,936 for the years ended December 31, 2001, 2000 and
1999, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

    SHIPPING AND HANDLING COSTS

In accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company is including shipping and handling revenues in revenues and shipping and handling costs in cost of products and services.

    INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization is not assured.

    STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," are presented in Note 9. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes model.

    NET LOSS PER SHARE

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the years ended December 31, 2001, 2000 and 1999 were anti-dilutive.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
================================================================================

    RECENT ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 - Revenue Recognition (SAB No. 101). SAB No. 101 provides the SEC's views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. In June 2000, the SEC released Staff Accounting Bulletin No. 101B - Second Amendment (SAB No. 101B) delaying the implementation date of SAB No. 101 to no later than the fourth fiscal quarter of registrants with fiscal years beginning after December 15, 1999. This pronouncement did not have a material effect on the Company's consolidated financial statements.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivatives gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial position or results of operations as the Company has no derivative instruments.

In June 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company is evaluating the impact of this new accounting standard.

In June 2001, the FASB issued SFAS No. 143. "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company is evaluating the impact of this new accounting standard.

    MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant management estimates relate to the allowances for doubtful accounts and inventory obsolescence, property and equipment estimated useful lives and the valuation of deferred income tax assets.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)
================================================================================

    FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations and long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

    RECLASSIFICATIONS

Certain accounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity.

--------------------------------------------------------------------------------
NOTE 2 - BUSINESS ACQUISITIONS
================================================================================

On May 21, 2001, Vicom purchased certain assets and assumed certain liabilities of Red River Computers, Inc. The purchase price was allocated to the acquired assets and assumed liabilities based on the estimated fair values as of the acquisition date. The purchase price was allocated to assets and liabilities acquired as follows:

       Inventories                                                 $    210,895
       Property and equipment                                            28,223
       Service obligations                                               (2,154)
                                                                   ------------
          Net assets acquired                                           236,964
       Goodwill                                                         180,442
                                                                   ------------
          Total purchase price                                     $    417,406
                                                                   ============

The consideration consisted of $50,000 in cash, 87,000 common shares of Vicom with an assigned value of $261,000, and 10,460 Class A 8% cumulative, convertible preferred shares of Vicom with an assigned value of $106,406 based on a $10 per share stated value. The value assigned to common stock of $3 per share was based on the approximate average of the Company's common stock ten trading days before May 21, 2001. The consolidated results of operations on an unaudited pro forma basis are not presented separately as the results do not differ significantly from historical amounts presented herein.

On November 1, 1999, Vicom purchased the common stock of Ekman, Inc. (Ekman) from its sole stockholder and merged it into CTU. The purchase price was allocated to assets and liabilities acquired as follows:

       Cash                                                        $     64,072
       Accounts receivable                                            4,047,221
       Inventories                                                    1,184,311
       Property and equipment                                           442,509
       Other assets                                                      93,196
       Checks issued in excess of deposits                             (335,812)
       Notes and installment obligations payable                     (1,326,666)
       Accounts payable                                              (2,080,426)
       Other liabilities                                               (322,822)
       Service obligations                                              (79,697)
                                                                   ------------
          Net assets acquired                                         1,685,886
       Goodwill                                                       2,801,614
                                                                   ------------
          Total purchase price                                     $  4,487,500
                                                                   ============

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 2 - BUSINESS ACQUISITIONS (cont.)
================================================================================

The consideration consisted of $500,000 in cash, $1,750,000 in 10% promissory notes, 1,250,000 common shares of Vicom with an assigned value of $2,137,500, and 150,000 stock options valued at $60,000 and 100,000 warrants valued at $40,000. The value of common shares was based on an independent third party appraisal. Stock options and warrants were valued in accordance with the Black-Scholes Options-Pricing Model (Note 9).

The Ekman acquisition was accounted for by the purchase method of accounting for business combinations. Accordingly, the operating results of Ekman were included in the consolidated financial statements since the date of acquisition. The Company's unaudited pro forma results for 1999 assuming the acquisition occurred on January 1, 1999, are as follows:

            Revenues                                               $ 44,941,776
            Net loss                                                 (2,259,869)
            Loss per common share - basic and diluted                     (0.48)

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the combination been effective on January 1, 1999, or indicative of future results of operations.

--------------------------------------------------------------------------------
NOTE 3 - PROPERTY AND EQUIPMENT
================================================================================

Property and equipment consisted of the following at December 31:

                                                       2001            2000
                                                   ------------    ------------
  Leasehold improvements                           $    130,733    $    100,034
  Property and equipment-owned                        3,621,407       2,350,281
  Property and equipment under capital lease
    obligations                                       1,388,184       1,461,234
  In process equipment (MultiBand)                      947,252         544,982
                                                   ------------    ------------
                                                      6,087,576       4,456,531
  Less accumulated depreciation and amortization     (2,027,745)     (1,179,422)
                                                   ------------    ------------
                                                   $  4,059,831       3,277,109
                                                   ============    ============

Depreciation and amortization expense on property and equipment was $1,019,581, $673,074 and $408,796 for the years ended December 31, 2001, 2000 and 1999, respectively.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 4 - OTHER ASSETS
================================================================================

Other assets consisted of the following at December 31:

                                                                   2001          2000
                                                                ----------    ----------
       Current assets:
          Current portion of notes receivable                   $   60,092    $  161,603
          Costs and estimated earnings in excess of billings            --         7,491
          Prepaid expenses and other                               235,232       132,613
                                                                ----------    ----------
                                                                $  295,324    $  301,707
                                                                ==========    ==========

       Noncurrent assets:
          Notes receivable, less current portion                $   33,908    $   20,270
          Prepaid expenses and other                               226,704       156,905
                                                                ----------    ----------
                                                                $  260,612    $  177,175
                                                                ==========    ==========

At December 31, 2001 and 2000, the Company had notes receivable of $94,000 and $181,873. The notes are due through December 2003 with interest at 12% and are unsecured.

--------------------------------------------------------------------------------
NOTE 5 - ACCRUED LIABILITIES
================================================================================

Accrued liabilities consisted of the following at December 31:

                                                                2001          2000
                                                             ----------    ----------
       Payroll and related taxes                             $  396,285    $  585,505
       Billings in excess of costs and estimated earnings            --        88,223
       Other                                                    380,132       152,205
                                                             ----------    ----------
                                                             $  776,417    $  825,933
                                                             ==========    ==========

--------------------------------------------------------------------------------
NOTE 6 - WHOLESALE LINE OF CREDIT
================================================================================

The Company has a $1,450,000 ($2,250,000 at December 31, 2000) wholesale line of credit agreement with a financial institution, which expires in October 2002, for the purchase of certain resale merchandise from certain suppliers. Interest is generally at 0% (if paid within certain terms, generally 30 days), and the wholesale line of credit is collateralized by the related inventories, accounts receivable and the $1,450,000 letters of credit noted in Note 7. The wholesale line of credit agreement is an agreement between the Company, financial institution, and certain vendors of the Company. The Company receives no funds from the financial institution, but pays the financial institution rather than certain vendors. The balance outstanding was $1,324,807 and $2,033,340 at December 31, 2001 and 2000, respectively.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 7 - LONG-TERM DEBT
================================================================================

Long-term debt consisted of the following at December 31:

                                                                       2001           2000
                                                                   -----------   ------------
       Note payable - Pyramid Trading Limited Partnership, net of  $   609,722   $        --
       original issue discount and beneficial conversion of note
       payable into common stock of $812,500 at December 31,
       2001, quarterly interest only payments through December
       2002 at 8%, due January 2003, unsecured.

       Debenture payable - Convergent Capital Partners I, L.P.,      2,045,618     2,250,000
       net of original issue discount of $204,382 at December 31,
       2001, monthly interest only payments through July 2003,
       monthly installments of $102,273 including interest at 14%
       (effective interest rate 18.4%), thereafter, due June
       2005, secured by substantially all of the assets of the
       Company.

       Notes payable, interest at 7% to 29% due through March           99,959       142,564
       2011, secured by certain assets of the Company.
       Subordinated note payable to ENStar - paid-in full
       during 2001.                                                         --       128,994
                                                                   -----------   -----------
       Total long-term debt                                          2,755,299     2,521,558
       Less: current portion                                           (85,789)      (89,825)
                                                                   -----------   -----------
       Long-term debt, net                                         $ 2,669,510   $ 2,431,733
                                                                   ===========   ===========

Future maturities of long-term debt are as follows for the years ending December 31:

       2002                                                        $    85,789
       2003                                                          1,842,976
       2004                                                          1,035,361
       2005                                                            798,055
       2006                                                                 --
       Thereafter                                                       10,000
                                                                   -----------
       Total future minimum payments                                 3,772,181
       Less: original issue discounts and beneficial
         conversion of note payable into common stock               (1,016,882)
                                                                   -----------
       Present value of future minimum payments                      2,755,299
       Less: current portion                                           (85,789)
                                                                   -----------
           Long-term debt, net                                     $ 2,669,510
                                                                   ===========

Two commercial line of credit arrangements expired in 2000.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 7 - LONG-TERM DEBT (cont.)
================================================================================

In 2000, the Company entered into a $2,250,000 debenture agreement with Convergent Capital Partners I, L.P., with interest at 14% payable monthly and monthly payments of $102,273 from August 1, 2003 through June 1, 2005. The debenture is secured by substantially all Company assets. In connection with this debenture, the Company issued 150,000 warrants to purchase common stock at prices ranging from $1.50 to $5.20 per share. The proceeds of $2,250,000 were allocated between the debenture and the warrant based on the relative fair values of the securities at the time of issuance. The warrants were valued using the Black Scholes calculation. The resulting original issue discount, the fair value of the warrant, is being amortized over the life of the debenture using the straight-line method, which approximates the interest method. The debenture payable may be redeemed at the Company's option at a premium declining ratably thereafter to par value in August 2003. The Company was in violation of certain covenants of this debt agreement. A waiver was obtained from the lender.

On January 23, 2001, the Company borrowed $1,500,000 and issued a warrant to the lender to purchase 375,000 common shares at $4.00 per share through January 2003. The debt is also convertible into common stock of the Company at a conversion rate of $4.75 per share through January 2003. The proceeds of $1,500,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes model. The resulting original issue discount (the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the note using the straight-line method, which approximates the interest method.

Interest expense to related parties for 2001, 2000, and 1999 was approximately $2,749, $153,000, and $142,000, respectively.

The maximum amounts borrowed under the lines of credit were approximately $2,405,000 and $2,105,000 for 2000 and 1999, respectively; average borrowings were approximately $339,000 and $656,000, respectively; and the weighted average interest rates were 18.53% and 11.97%, respectively.

The Company also had $1,450,000 and $1,048,000 of outstanding letters of credit at December 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------
NOTE 8 - CAPITAL LEASE OBLIGATIONS
================================================================================

The Company has lease financing facilities for property, equipment and leasehold improvements. Leases outstanding under these agreements bear interest at an average rate of 13.06% and expire through October 2004. The obligations are secured by the property under lease. Total cost and accumulated amortization of the leased equipment was $1,388,184 and $492,532 at December 31, 2001 and $1,461,234 and $203,974 at December 31, 2000.

Future minimum capital lease payments are as follows for the years ending December 31:

       2002                                                       $    409,884
       2003                                                            451,810
       2004                                                            255,937
                                                                  ------------
       Total                                                         1,117,631
       Less: amounts representing interest                            (165,365)
                                                                  ------------
       Present value of future minimum lease payments                  952,266
       Less: current portion                                          (309,906)
                                                                  ------------
       Capital lease obligations, net of current portion          $    642,360
                                                                  ============

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 9 - STOCKHOLDERS' EQUITY
================================================================================

    CAPITAL STOCK AUTHORIZED

The articles of incorporation authorize the Company to issue 50,000,000 shares of no par capital stock. Authorization to individual classes of stock are determined by a Board of Directors resolution. The authorized classes of stock at December 31, 2001 are the following: 275,000 shares of Class A cumulative convertible preferred stock, 60,000 shares of Class B cumulative convertible preferred stock, 250,000 shares of Class C cumulative convertible preferred stock, and 250,000 shares of Class D cumulative convertible preferred stock.

    CUMULATIVE CONVERTIBLE PREFERRED STOCK

Dividends on Class A, Class C, and Class D cumulative convertible preferred stock are cumulative and payable quarterly at 8%, 10%, and 14% per annum, respectively. Cumulative convertible preferred stock can be converted into common shares at any time as follows: Class A and Class B - five shares, Class C
- two shares, and Class D - two and one-half shares. The intrinsic value of any beneficial conversion option is recorded as preferred stock dividends at the time of preferred stock issuance. Dividends on Class B preferred are cumulative and payable monthly at 10% per annum. The dividends are based on $10 per share for all preferred shares. The Class B preferred was offered to certain note payable holders at a conversion of $10 per Class B preferred share. All preferred stock is non-voting. Warrants to purchase shares of the Company's common stock were given with the issuance of Class A, Class B, and Class D preferred stock and were valued at fair value using the Black Scholes model. The Company can redeem the preferred stock at $10.50 per share for Class A and Class B and $10.00 per share for Class C and Class D, whenever the Company's common stock price exceeds certain defined criteria as defined in the preferred stock agreements. Upon the Company's call for redemption, the holders of the preferred stock called for redemption have the option to convert each preferred share into shares of the Company's common stock. Holders of preferred stock cannot require the Company to redeem their shares. The liquidation preference is the same as the redemption price for each class of preferred stock.

    STOCK COMPENSATION PLANS

The Company has a 1999 Stock Compensation Plan, which permits the issuance of restricted stock and stock options to key employees and agents. All outstanding incentive stock options granted under the prior 1997 Stock Options Plan continue until all agreements have expired. There are 2,500,000 shares of common stock reserved for issuance through restricted stock, non-qualified stock option awards and incentive stock option awards. The Plans also provide that the term of each award be determined by the Board of Directors. Under the Plans, the exercise price of incentive stock options may not be less than the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

The Company also has a 2000 Non-employee Director Stock Compensation Plan, which permits the issuance of stock options for 300,000 shares of common stock to non-employee directors. The exercise price of the stock options is the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 9 - STOCKHOLDERS' EQUITY (cont.)
================================================================================

    EMPLOYEE STOCK PURCHASE PLAN

The Company has a 2000 Employee Stock Purchase Plan, which allows for the sale of 400,000 shares of Company common stock to qualified employees. At December 31, 2001, no shares were issued under the Plan.

    STOCK SUBSCRIPTIONS RECEIVABLE

The Company has stock subscriptions receivable totaling $610,000 due to the Company at December 31, 2001 from the issuance of common stock. Monthly interest only payments at interest ranging from 9% to 10% are required through December 2003 at which time any unpaid stock subscription receivable is due. The receivables are secured by the common stock issued.

    RESTRICTED STOCK

The Company awards restricted common shares to selected employees. Recipients are not required to provide any consideration other than services. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The intrinsic value at the date of grant related to the shares awarded is generally amortized over three years, the vesting term of the awards. Compensation expense recorded during the years ended December 31, 2001, 2000, and 1999 in connection with the amortization of the award cost was $92,749, $93,696 and $37,532, respectively.

Restricted stock activity is as follows for the years ended December 31:

                                         2001           2000            1999
                                      ----------     ----------     ----------
Outstanding, January 1                   113,829        199,939        106,759
     Issued                               83,000         35,000        144,600
     Vested                              (38,781)       (62,842)       (28,670)
     Forfeited                           (82,711)       (58,268)       (22,750)
                                      ----------     ----------     ----------
Outstanding, December 31                  75,337        113,829        199,939
                                      ==========     ==========     ==========

    STOCK OPTIONS

Stock option activity is as follows for the years ended December 31:

                                              Options                        Weighted-Average Exercise Price
                             ----------------------------------------     --------------------------------------
                                 2001          2000           1999           2001          2000          1999
                             ----------     ----------     ----------     ----------    ----------    ----------
Outstanding, January 1        1,145,507        998,591        690,500     $     2.31    $     1.09    $     0.66
     Granted                    839,500        440,700        341,841           1.20          4.26          1.95
     Exercised                 (615,933)      (221,217)            --           0.51          0.75            --
     Forfeited                 (319,050)       (72,567)       (33,750)          2.11          2.10          1.01
                             ----------     ----------     ----------     ----------    ----------    ----------
Outstanding, December 31      1,050,024      1,145,507        998,591     $     2.55    $     2.31    $     1.09
                             ==========     ==========     ==========     ==========    ==========    ==========

The weighted-average grant-date fair value of options granted during the years ended December 31, 2001, 2000, and 1999 was $2.94, $2.38 and $.38, respectively.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 9 - STOCKHOLDERS' EQUITY (cont.)
================================================================================

Options outstanding and exercisable as of December 31, 2001, are as follows:

                                    Outstanding                       Exercisable
                     -----------------------------------------  -----------------------
                                        Weighted - Average
                                   ---------------------------
                                                                              Weighted-
                                                   Remaining                   Average
 Range of Exercise                  Exercise      Contractual                 Exercise
       Prices          Options       Price        Life-Years      Options      Price
-------------------  -----------   ----------    -------------  -----------  ----------
    $.60 to $1.03        275,717     $   0.71          5.41         256,042    $   0.70
   $1.50 to $2.50        375,574         2.00          9.48         306,244        2.01
  $2.875 to $4.40        199,333         3.49          8.61          51,666        2.89
   $4.75 to $6.75        199,400         5.16          8.71         162,767        4.87
                     -----------     --------     ---------     -----------    --------
    $.60 to $6.75      1,050,024     $   2.55          9.04         776,719    $   2.24
                     ===========     ========     =========     ===========    ========

The Company applies APB No. 25 and related interpretations in accounting for its stock option plans. Accordingly, $239,461, $0 and $0 of compensation cost has been recognized in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and loss attributable to common stockholders and basic and diluted loss per common share would have been increased to the following pro forma amounts:

                                              2001            2000           1999
                                          ------------    ------------   ------------
Pro forma net loss                        $ (5,699,000)   $ (4,569,000)  $ (2,124,000)
Loss attributable to common
    stockholders                          $ (6,132,000)   $ (5,424,800)  $ (2,161,969)

Loss per common share -
    basic and diluted                     $      (0.65)   $      (0.77)  $      (0.56)

Loss attributable to common
   stockholders - basic and diluted       $      (0.70)   $      (0.77)  $      (0.57)

The fair value of stock options is the estimated present value at grant-date using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

                                              2001            2000           1999
                                          ------------    ------------   ------------
Risk-free interest rate                           5.00%           6.46%          5.45%
Expected life                                 10 years         5 years        5 years
Expected volatility                                110%             51%            20%
Expected dividend rate                               0%              0%             0%

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 9 - STOCKHOLDERS' EQUITY (cont.)
================================================================================

    STOCK WARRANTS

Stock warrants activity is as follows for the years ending December 31:

                                           Outstanding                     Weighted-Average Exercise Price
                            ----------------------------------------    --------------------------------------
                               2001           2000           1999          2001          2000          1999
                            ----------     ----------     ----------    ----------    ----------    ----------
Outstanding, January 1       8,093,464        836,100        270,050    $     8.71    $     2.12    $     1.50
     Granted                 9,483,530      8,760,964        566,050          2.32          8.42          2.42
     Exercised                      --     (1,206,000)            --            --          3.00            --
     Forfeited              (8,012,544)      (297,600)            --          8.75          5.00            --
                            ----------     ----------     ----------    ----------    ----------    ----------
Outstanding, December 31     9,564,450      8,093,464        836,100          2.37          8.71          2.12
                            ==========     ==========     ==========    ==========    ==========    ==========

The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2001, 2000, and 1999 was $1.79, $1.63 and $.028,
respectively.

Warrants outstanding and exercisable as of December 31, 2001, are as follows:


                      Range of Exercise                                 Remaining
                           Prices              Warrants          Contractual Life-Years
                        -------------        -------------       ----------------------
                        $0.75 - $2.00              664,373                5.27
                        $2.24 - $2.75            8,304,544                 .92
                        $3.00 - $5.20              595,533                4.18
                                             -------------
                                                 9,564,450                1.20
                                             =============

Stock warrants were awarded for:

                                                           2001          2000          1999
                                                        ----------    ----------    ----------
Warrant dividend                                                --     7,531,744            --
Warrant repricing                                        8,012,544            --            --
Common stock                                               441,642       898,300            --
Cash                                                            --       150,000            --
Services rendered                                          455,756            --            --
Preferred stock                                             48,588        80,920         5,050
Multiband startup                                               --        50,000            --
Debt issuance and guarantees                               525,000        50,000       461,000
Ekman acquisition                                               --            --       100,000
                                                        ----------    ----------    ----------
                                                         9,483,530     8,760,964       566,050
                                                        ==========    ==========    ==========

The warrant dividend was declared in April 2000. For each share of common stock outstanding, one warrant was issued to purchase common stock at $8.75 per share for two years.

On August 2, 2001, the Company approved the repricing of all outstanding warrants issued at $8.75 to $2.25. The expiration date of these warrants was extended to October 11, 2002. The Company recorded $6,919,692 to the accumulated deficit related to the change in warrant value using a Black Scholes Option Pricing Model.

All warrants were recorded at fair value using the Black Scholes model.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 9 - STOCKHOLDERS' EQUITY (cont.)
================================================================================

The fair value of stock warrants is the estimated present value at grant-date using the Black Scholes Option Pricing Model with the following weighted-average assumptions:

                                       2001            2000           1999
                                   ------------    ------------   ------------
Risk-free interest rate                    5.30%           6.49%          5.88%
Expected life                         4.5 years       2.2 years        5 years
Expected volatility                       94.30%             28%            20%
Expected dividend rate                        0%              0%             0%

--------------------------------------------------------------------------------
NOTE 10 - INCOME TAXES
================================================================================

The Company has generated federal and state net operating losses of approximately $18,180,000 and $11,150,000, respectively, which, if not used, will begin to expire in 2002. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The income tax provision is as follows for the years ended December 31:

                                            2001          2000          1999
                                         ----------    ----------    ----------
Current                                  $       --    $    9,000    $   (8,000)
Deferred                                         --            --       249,200
                                         ----------    ----------    ----------
                                         $       --    $    9,000    $  241,200
                                         ==========    ==========    ==========

Components of net deferred income taxes are as follows at December 31:

                                                        2001            2000
                                                    -----------     -----------
Deferred income tax assets:
     Net operating loss carryforwards               $ 7,250,000     $ 5,549,200
     Goodwill                                           100,000              --
     Asset valuation reserves                           200,000              --
     Accrued liabilities                                100,000              --
     Nondeductible allowances                                --         323,600
                                                    -----------     -----------
                                                      7,650,000       5,872,800
Less valuation allowance                             (7,550,000)     (5,792,800)
                                                    -----------     -----------
                                                        100,000          80,000
Deferred income tax liabilities - depreciation         (100,000)        (80,000)
                                                    -----------     -----------
Net deferred income tax assets                      $        --     $        --
                                                    ===========     ===========

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 10 - INCOME TAXES (cont.)
================================================================================

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

                                          2001          2000           1999
                                       ---------     ---------      ---------
Federal statutory tax rate benefits        (35.0)%       (34.0)%        (34.0)%
State tax, net of federal benefit           (5.0)           --             --
Change in valuation allowance               33.0          41.3           64.3
Net operating loss not recognized            0.0          (6.9)         (20.0)
Other                                        7.0          (0.2)           2.9
                                        --------     ---------      ---------
Effective tax rate                           0.0%          0.2%          13.2%
                                        ========     =========      =========

The Company has the following net operating loss carryforwards at December 31, 2001, for income tax purposes:

                                            Federal Net             State Net
                  Year of Expiration      Operating Loss         Operating Loss
                  ------------------      --------------         --------------
                          2002            $    3,152,000         $    3,152,000
                          2004                 1,050,000              1,050,000
                          2005                   599,000                599,000
                          2007                   501,000                501,000
                          2008                    59,000                 57,000
                          2009                    22,000                 22,000
                          2011                   595,000                575,000
                          2012                    25,000                     --
                          2018                 1,122,000              1,096,000
                          2019                 1,585,000                989,000
                          2020                 4,839,000              1,586,000
                          2021                 4,631,000              1,523,000
                                         ---------------         --------------
                                         $    18,180,000         $   11,150,000
                                         ===============         ==============

Under Internal Revenue Code Section 382, utilization of federal losses expiring prior to 2019 are limited to approximately $375,000 each year.

State income tax effects for the years ended December 31, 2000 and 1999 are not material and therefore not separately shown.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 11 - SUPPLEMENTAL CASH FLOWS INFORMATION
================================================================================

                                                         2001           2000           1999
                                                     -----------    -----------    -----------
Cash paid for interest                               $ 1,286,155    $   647,742    $   214,730
Noncash investing and financing transactions:
    Repricing of warrants                              6,919,692             --             --
    Stock options issued below fair market
        value                                          1,244,250             --             --
    Stock subscriptions receivable received for
        stock                                            610,000             --             --
    Issuance of preferred and common stock
        for acquisition of Red River Company             386,000             --             --
    Current liabilities converted to stock               225,613             --             --
    Stock issued for guarantee of debt                   120,000             --             --
    Issuance of stock for intangible asset                83,750             --             --
    Warrant dividend                                          --     13,255,869             --
    Refinancing  of debt                                      --      1,603,189             --
    Notes payable converted to stocks and
        warrants issued                                  227,009      1,185,054             --
    Capitalized lease equipment purchases                     --      1,310,081         11,845
    Preferred dividend attributable to beneficial
        conversion of preferred stock                         --        755,384             --
    Conversion of preferred stock to common
        stock                                            528,742        109,897             --
    Acquisition of Ekman                                      --             --      3,987,500
    Warrants issued with notes                                --             --        112,640

--------------------------------------------------------------------------------
NOTE 12 - RETIREMENT SAVINGS PLAN
================================================================================

The Company has 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company made no discretionary contributions for any of the years presented.

--------------------------------------------------------------------------------
NOTE 13 - COMMITMENTS AND CONTINGENCIES
================================================================================

    OPERATING LEASES

Facilities are leased under related party operating leases expiring through 2006. In addition to basic monthly rents, the Company pays building maintenance costs, real estate taxes and assessments. In addition, the Company leases vehicles under operating leases from an entity owned by a relative of a stockholder/officer and various equipment under other leases.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 13 - COMMITMENTS AND CONTINGENCIES (cont.)
================================================================================

The Company has various other operating leases for its existing and future corporate office space, vehicles and various equipment with lease terms ranging from one to five years. The monthly base rents range from $51,700 to $53,400. The leases contain provisions for payments of real estate taxes, insurance and common area costs. Total rent expense for the years ended December 31, 2001, 2000 and 1999 including common area costs and real estate taxes was approximately $689,000, $650,000 and $261,000, respectively.

Future minimum rental payments are as follows for the years ending December 31:

                       Year             Amount
                       ----          -----------
                       2002          $   528,000
                       2003              419,000
                       2004              416,000
                       2005              212,000
                       2006              159,000
                                     -----------
                                     $ 1,734,000
                                     ===========

Rent expense with related parties for December 31, 2001, 2000, 1999 was approximately $561,000 $619,000 and $190,000, respectively.

    LEGAL PROCEEDINGS

The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's consolidated financial position or results of operations.

--------------------------------------------------------------------------------
NOTE 14 - SIGNIFICANT CUSTOMERS AND SUPPLIERS
================================================================================

One customer represented approximately 15% of revenues for the year ended December 31, 2001. Two customers represented approximately 27% (18% and 9%) of revenues for the year ended December 31, 2000. The Company had no individually significant customers in 1999.

The Company purchased materials from major suppliers approximately as follows for the years ending December 31:

                                Supplier
              ----------------------------------------------
                   A                B                C
              -------------   --------------   -------------
       2001       38%              19%              --%
       2000       24%              18%               4%
       1999        7%              34%              18%

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 15 - BUSINESS SEGMENTS
================================================================================

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

Segment disclosures are as follows:

                                       Vicom             CTU           MultiBand           Total
                                    ------------     ------------     ------------     ------------
Year Ended December 31, 2001:
   Revenues                         $         --     $ 31,573,300     $    249,591     $ 31,822,891
   Loss from operations               (2,079,592)        (299,553)      (1,618,003)      (3,997,148)
   Identifiable assets                 3,193,588        5,786,795        3,250,917       12,231,300
   Depreciation and amortization         418,655          550,075          442,034        1,410,764
   Capital expenditures                    6,900          491,532        1,386,513        1,884,945

                                     Vicom and
                                        VMTS             CTU           MultiBand           Total
                                    ------------     ------------     ------------     ------------
Year Ended December 31, 2000:
   Revenues                         $  3,248,310     $ 36,460,217     $     73,319     $ 39,781,846
   Loss from operations               (1,558,914)        (463,762)      (1,746,088)      (3,768,764)
   Identifiable assets                   868,438       12,388,215        2,357,920       15,614,573
   Depreciation and amortization         301,445          727,449           72,950        1,101,844
   Capital expenditures                   22,273          344,898        2,258,932        2,626,103

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------
NOTE 15 - BUSINESS SEGMENTS (cont.)
================================================================================

                                      Vicom and
                                        VMTS             CTU         MultiBand          Total
                                    ------------    ------------    ------------    ------------
Year Ended December 31, 1999:
   Revenues                         $ 15,567,482    $  4,821,388    $         --    $ 20,388,870
   Loss from operations               (1,642,919)        (40,054)             --      (1,682,973)
   Identifiable assets                 5,753,985       6,844,760              --      12,598,745
   Depreciation and amortization         471,990          81,942              --         553,932
   Capital expenditures                  515,524         127,487              --         643,011

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system.

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION




To Stockholders and Board of Directors
Vicom, Incorporated and subsidiaries
New Hope, Minnesota



Our report on our audit of the basic consolidated financial statements of Vicom, Incorporated and subsidiary for the year ended December 31, 2001 appears on page
1. The audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page 30 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP


Minneapolis, Minnesota
February 15, 2002

           INDEPENDENT AUDITORS'S REPORT - SUPPLEMENTARY INFORMATION



Board of Directors and Stockholders
Vicom, Incorporated and Subsidiaries
New Hope, Minnesota


Our report on our audits of the basic consolidated financial statements of Vicom, Incorporated and Subsidiary for 2000 and 1999 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page 30 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financail statements taken as a whole.


                                        /s/ Lurie Besikof Lapidus & Company, LLP


Minneapolis, Minnesota
February 15, 2001

                                                                        Page 29A

                      VICOM, INCORPORATED AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2001, 2000 and 1999

                          Column A                             Column B      Column C      Column D                Column E
----------------------------------------------------------    ----------    ----------    ----------             -----------

                                                                             Additions
                                                              Balance at    Charged to
                                                              Beginning      Costs and                           Balance at
                         Description                           of Year       Expenses     Deductions             End of Year
----------------------------------------------------------    ----------    ----------    ----------    -----    -----------
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
     2001                                                      159,000        141,000        122,000     (A)       178,000
     2000                                                      140,000        176,000        157,000     (A)       159,000
     1999                                                      115,000        165,000        140,000     (A)       140,000

Allowance for inventory obsolescence:
     2001                                                      200,000        112,000             --               312,000
     2000                                                      330,000        245,000        375,000     (B)       200,000
     1999                                                      910,000             --        580,000     (B)       330,000

Notes receivable:
     2001                                                           --             --             --                    --
     2000                                                      105,000             --        105,000     (A)            --
     1999                                                      115,000             --         10,000     (D)       105,000

Allowance for doubtful utilization of prepaid advertising:
     2001                                                           --             --             --                    --
     2000                                                      392,000             --        392,000     (C)            --
     1999                                                      392,000             --             --               392,000

(A)      Write-off uncollectible receivables
(B)      Write-off obsolete inventory
(C)      Write-off unusable prepaid advertising
(D)      Collections

See Independent auditors' report on supplementary information.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 22, 2001 Vicom dismissed Lurie Besikof Lapidus and Company, LLP as Vicom's independent public accountants. On that same date, Vicom Inc., subject to shareholder approval, retained Virchow, Krause and Company, LLP to be Vicom's principal independent accountants. These changes were reflected on a form 8K originally filed with the SEC on October 26, 2001 and amended on November 5, 2001.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the directors and executive officers of the Company set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Compliance with Section 16 (a) "in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about May 30, 2002, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to Executive Compensation set forth under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about May 30, 2002, is incorporated (other than the subsections captioned "Report of the Compensation and Stock Option Committee" and "Performance Group"), is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management, set forth under "Beneficial Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about May 30, 2002, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions, set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about May 30, 2002, is incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)
         Financial Statements, Financial Statement Schedules and Exhibits.
1.
         Financial Statements

See Index to Consolidated Financial Statements and Financial Statement
Schedules.

2.
         Financial Statement Schedules

All schedules to the Consolidated Financial Statements normally required by the applicable accounting regulations are included in Item 8 or are not applicable.

3.
         Exhibits
See Index to Exhibits on page 51 of this report.

(b)
         Reports on Forms 8-K.

One report on Form 8-K was filed by the Company during the last quarter of the fiscal year covered by this report. This Form 8-K was filed originally on October 26, 2001 and amended on November 5, 2001. This subject of the 8-K report was Vicom's change in independent public accountants.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 2 to its 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                VICOM, INC.
                                Registrant
Date: April 1, 2002             By:

                                                /s/ James L. Mandel
                                              CHIEF EXECUTIVE OFFICER


Date: April 1, 2002             By:

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

                                 EXHIBITS INDEX


EXHIBIT
   NO.         DESCRIPTION
    2.1        Asset Purchase Agreement and related documents with Enstar
               Networking Corporation dated December 31, 1998(1)
    2.2        Agreement and Plan of Merger with Ekman, Inc. dated December
               29, 1999(1)
    3.1        Amended and Restated Articles of Incorporation of Vicom, Inc.(1)
    3.2        Restated Bylaws of Vicom, Incorporated(1)
    3.3        Articles of Incorporation of Corporate Technologies, USA, Inc.(1)
    3.4        Bylaws of Corporate Technologies, USA, Inc.(1)
    4.1        Certificate of Designation of the Relative Rights, Restrictions
               and Preferences of 8% Class A Cumulative Convertible Preferred
               Stock and 10% Class B Cumulative Convertible Preferred Stock dated December 9, 1998(1)
    4.2        Form of Warrant Agreement(1)
    4.3        Warrant Agreement with James Mandel dated December 29, 1999(1)
    4.4        Warrant Agreement with Marvin Frieman dated December 29, 1999(1)
    4.5        Warrant Agreement with Pierce McNally dated December 29, 1999(1)
    4.6        Warrant Agreement with Enstar, Inc. dated December 29, 1999(1)
    4.7        Warrant Agreement with David Ekman dated December 29, 1999(1)
    4.8        Certificate of Designation of the Relative Rights, Restrictions
               and Preferences of 10% Class C Cumulative Convertible Stock(2)
    5.1        Opinion of Winthrop & Weinstine, P.A.(2)
   10.1        Vicom Lease with Marbell Realty dated June 20, 1996(1)
   10.2        Employment Agreement with Marvin Frieman dated October 1, 1996(1)
   10.3        Employment Agreement with Steven Bell dated October 1, 1996(1)
   10.4        Employment Agreement with James Mandel dated August 14, 1998(1)
   10.5        Vicom Associate Agreement with NEC America, Inc. dated June
               1999(1)
   10.6        Loan Agreement with Wells Fargo dated June 17, 1999(1)
   10.7        Employment Agreement with David Ekman dated December 29, 1999(1)
   10.8        Debenture Loan Agreement with Convergent Capital dated March 9,
               2000(1)
   10.9        Corporate Technologies, USA, Inc. lease with David Ekman dated
               January 19, 2000(1)
   10.10       Supplement dated July 11, 2000 to debenture loan agreement with
               Convergent Capital dated March 9, 2000.(2)
   10.11       Corporate Technologies Dealer Agreement with Siemens Enterprise
               Networks dated December 14, 2001(4)
   10.12       Note Payable to Pyramid Trading Dated January 23, 2001(4)
   10.13       Amended Debenture Agreement with Convergent Capital dated July
               11, 2000(4)
   21.1        List of subsidiaries of the registrant(1)
   23.1        Consent of Virchow, Krause & Company, LLP(4)
   23.2        Consent of Lurie Besikof Lapidus & Company, LLP(4)
   23.3        Consent of Winthrop & Weinstine, P.A.(2)

   24.1 Power of Attorney (included on signature page of this registration statement)

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