Form 10-Q
period 2002-03-31
VICOM INC
filed 2002-05-15
CIK 732412

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDING MARCH 31, 2002
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                                Yes |X|   No |_|

         On April 25, 2002 there were 11,036,934 shares outstanding of the registrant's common stock, par value $.01 per share, and 200,146 outstanding shares of the registrant's convertible preferred stock.

================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended
                                                                      ------------------
                                                               March 31, 2002     March 31, 2001
                                                               --------------     --------------
                                                                (unaudited)        (unaudited)
REVENUES ..................................................    $    6,262,188     $   10,682,819
COSTS AND EXPENSES
     Cost of products and services ........................         4,789,214          8,555,049
     Selling, general and administrative ..................         2,236,736          3,008,546
                                                               --------------     --------------
     Total Costs and Expenses .............................         7,025,950         11,563,595

LOSS FROM OPERATIONS ......................................          (763,762)          (880,776)
OTHER EXPENSE
     Interest expense .....................................          (365,835)          (292,438)
     Income (expense) .....................................            19,676             45,090
                                                               --------------     --------------
     Total Other Expense ..................................          (346,159)          (247,348)

LOSS BEFORE INCOME TAXES ..................................        (1,109,921)        (1,128,124)

PROVISION FOR INCOME TAXES ................................                 0                  0
                                                               --------------     --------------

NET LOSS ..................................................        (1,109,921)    $   (1,128,124)
Preferred Stock Dividends .................................            51,726             52,461
                                                               --------------     --------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ..................        (1,161,647)        (1,180,585)
                                                               ==============     ==============

LOSS PER SHARE - BASIC AND DILUTED ........................    $         (.10)    $         (.14)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC
AND DILUTED ...............................................        10,639,224          8,024,447

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                                                 March 31, 2002   December 31, 2001
                                                                                 --------------   -----------------
                                                                                   (unaudited)         (audited)
                                     ASSETS
CURRENT ASSETS
   Cash .....................................................................    $      976,469     $      624,845
   Accounts receivable, net .................................................         2,017,332          2,595,368
   Inventories, net .........................................................         1,628,353          1,646,441
   Other Current Assets .....................................................           241,993            295,324
                                                                                 --------------     --------------

      TOTAL CURRENT ASSETS ..................................................         4,864,147          5,161,978
                                                                                 --------------     --------------

PROPERTY AND EQUIPMENT, NET .................................................         3,906,236          4,059,831
                                                                                 --------------     --------------

OTHER ASSETS
   Goodwill, net ............................................................         2,748,879          2,748,879
   Other ....................................................................           247,774            260,612
                                                                                 --------------     --------------

       TOTAL OTHER ASSETS ...................................................         2,996,653          3,009,491
                                                                                 --------------     --------------

TOTAL ASSETS ................................................................    $   11,767,036     $   12,231,300
                                                                                 ==============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Wholesale line of credit .................................................    $    1,250,552     $    1,324,807
   Current portion of long term debt ........................................         1,595,394             85,789
   Current portion of capital lease obligations .............................           322,215            309,906
   Accounts payable .........................................................         1,685,727          1,800,285
   Accrued liabilities ......................................................           810,751            776,417
   Deferred service obligations and revenue .................................           368,742            416,606
                                                                                 --------------     --------------

      TOTAL CURRENT LIABILITIES .............................................         6,033,381          4,713,810

LONG TERM DEBT, NET .........................................................         1,787,680          2,669,510

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ...........................           555,045            642,360
                                                                                 --------------     --------------
TOTAL LIABILITIES ...........................................................         8,376,106          8,025,680
                                                                                 --------------     --------------
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
  8% Class A (29,731 and 28,872 shares issued and outstanding) ..............           446,752            433,867
  10% Class B (8,700 shares issued and outstanding) .........................            87,000             87,000
  10% Class C (139,510 shares issued and outstanding) .......................         1,800,447          1,800,447
  14% Class D (40,000 shares issued and outstanding) ........................           417,500            417,500
  Common stock, no par value (10,835,376 and 10,679,450 shares issued;
  10,774,983 and 10,604,113 shares outstanding) .............................         3,486,224          3,443,104
  Stock subscriptions receivable ............................................          (610,000)          (610,000)
  Options and warrants ......................................................        25,108,752         24,957,912
  Unamortized compensation ..................................................        (1,059,735)        (1,209,143)
  Accumulated deficit .......................................................       (26,286,010)       (25,115,067)
                                                                                 --------------     --------------

TOTAL STOCKHOLDERS' EQUITY ..................................................         3,390,930          4,205,620
                                                                                 --------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................    $   11,767,036     $   12,231,300
                                                                                 ==============     ==============

            See notes to condensed consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001 (Unaudited)

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                        ---------
                                                                                                  2002             2001
                                                                                              ------------     ------------
OPERATING ACTIVITIES
   Net loss ..............................................................................    $ (1,109,921)    $ (1,128,124)
   Adjustments to reconcile net loss to net cash flows from operating activities
      Depreciation .......................................................................         258,300          241,479
      Amortization of deferred compensation ..............................................         130,428          281,421
      Amortization of original issue discount ............................................         210,983                0
      Common stock issued for marketing services .........................................           7,500                0
      Loss on sales of property and equipment ............................................          (6,726)               0
      Discount on preferred stock related to warrants ....................................          (5,001)               0
      Changes in operating assets and liabilities:
        Accounts receivable, net .........................................................         578,036       (1,116,956)
        Inventories, net .................................................................          18,088          (38,898)
        Other current assets .............................................................          53,329            6,541
        Other assets .....................................................................          12,838          (11,064)
        Wholesale line of credit .........................................................         (74,255)         (57,530)
        Accounts payable and accrued liabilities .........................................         (80,223)       2,080,546
        Deferred service obligations and revenue .........................................         (47,864)         (30,456)
                                                                                              ------------     ------------
           Net cash flows from operating activities ......................................         (54,488)         226,959
                                                                                              ------------     ------------

INVESTING ACTIVITIES
   Purchases of property and equipment ...................................................        (105,533)      (1,194,656)
   Proceeds from sale of property and equipment ..........................................           7,554                0
   Issuance of note receivable ...........................................................               0           (7,089)
   Collections on notes receivable .......................................................               0           18,239
                                                                                              ------------     ------------
           Net cash flows from investing activities ......................................         (97,979)      (1,183,506)
                                                                                              ------------     ------------

FINANCING ACTIVITIES
   Deferred finance costs ................................................................               0         (107,604)
   Proceeds from long-term debt and warrants issued with long term debt ..................         600,000        1,545,000
   Payments on long term debt ............................................................          (1,547)        (222,486)
   Payments on capital lease obligations .................................................         (87,636)               0
   Proceeds from issuance of stock and warrants ..........................................          55,000            1,880
   Stock issuance costs ..................................................................               0           (1,079)
   Redemption of preferred stock .........................................................         (10,000)        (460,000)
   Preferred stock dividends .............................................................         (51,726)         (52,461)
                                                                                              ------------     ------------
           Net cash flows from financing activities ......................................         504,091          703,250
                                                                                              ------------     ------------

INCREASE (DECREASE) IN CASH ..............................................................         351,624         (253,297)
CASH
   Beginning of period ...................................................................         624,845        1,161,479
                                                                                              ------------     ------------
   End of period .........................................................................    $    976,469     $    908,182
                                                                                              ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest, net of amortization of original issue discount ................    $    171,567     $    153,320
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Stock options issued below fair market value ..........................................             400                0
   Issuance of preferred stock for acquisition of assets .................................          18,590                0
   Warrants issued with debt .............................................................           8,529                0

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             MARCH 31, 2002 and 2001


NOTE 1 - UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUES AND COST RECOGNITION
Vicom, Inc. and subsidiaries (the Company) earns revenues from four sources:
1) Video and computer technology products which are sold but not installed,
2) Voice, video and data communication products which are sold and installed,
3) Service revenues related to communication products which are sold and both installed and not installed, and 4) MultiBand user charges to multiple dwelling units.

Revenues from video and computer technology products, which are sold but not installed, are recognized when delivered and the customer has accepted the terms and has the ability to fulfill the terms.

Customer contracts for both the purchase and installation of voice and data networking technology products and certain video technologies products on one sales agreement, as installation of the product is essential to the functionality of the product. Revenues and costs on the sale of products where installation is involved are recognized under the percentage of completion method. Costs are expensed as incurred. The amount of revenue recognized is the portion that the cost expended to date bears to the anticipated total contract cost, based on current estimates to complete. Contract costs include all labor and materials unique to or installed in the project, as well as subcontract costs. Costs and estimated earnings in excess of billings are classified as current assets; billings in excess of costs and estimated earnings are classified as current liabilities.

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

GOODWILL
Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and was amortized using the straight-line method over ten years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill is reduced by the estimated shortfall of cash flows. The Company did not record any impairment charges related to goodwill and property and equipment during the three months ended March 31, 2002 and 2001. Amortization was $0 and $83,769 for the three months ended March 31, 2002 and 2001.

NET LOSS PER SHARE
Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three months ended March 31, 2002 and 2001 were anti-dilutive.

NOTE 3 - LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2002 and 2001, the Company incurred net losses of $1,109,921 and $1,128,124, respectively. At March 31, 2002, the Company had an accumulated deficit of $26,286,010. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned MultiBand projects, however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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

NOTE 4 - NOTES PAYABLE

During the three months ended March 31, 2002, the Company borrowed $600,000 from a member of the board of directors. The notes are unsecured, due through March 2005 with interest at 12% payable monthly. In connection with these notes, the Company issued 120,000 (four to five year) warrants to purchase common stock at price of $1.50 per share. The proceeds of $600,000 were allocated between the loans and the warrants based on the relative fair values of the securities at the time of issuance. The warrants were valued using the Black Scholes calculation. The resulting original issue discount, the fair value of the warrant, is being amortized over the life of the debenture using the straight-line method, which approximates the interest method.

NOTE 5 - STOCK WARRANTS

Stock warrants activity is as follows for the three months ended March 31, 2002:

                                                                    WEIGHTED
                                                   NUMBER OF         AVERAGE
                                                   WARRANTS      EXERCISE PRICE
                                                --------------   --------------

      WARRANTS OUTSTANDING - DECEMBER 31, 2001       9,565,450             2.37
        GRANTED                                        122,000             1.51
        CANCELED OR EXPIRED                                  0                0
        EXERCISED                                            0                0
                                                --------------   --------------
      WARRANTS OUTSTANDING - MARCH 31, 2002          9,687,450   $         2.37
                                                ==============   ==============

The warrants granted during the three months ended March 31, 2002 were awarded for common stock and in connection with notes payable.

NOTE 6 - BUSINESS SEGMENTS

Following is Company business segment information for the three months ended March 31, 2002 and 2001:

                                         Vicom           CTU        MultiBand         Total
                                       ------------------------------------------------------
Quarter ended March 31, 2002:
     Revenues                                  0      6,161,581       100,607      6,262,188
     Loss from operations               (424,480)       (87,275)     (252,007)      (763,762)
     Identifiable assets               3,231,228      5,374,184     3,161,624     11,767,036
     Depreciation and amortization       343,828        119,917       135,966        599,711
     Capital expenditures                      0         39,820        65,713        105,533

Quarter ended March 31, 2001:
     Revenues                                  0     10,617,741        65,078     10,682,819
     Loss from operations               (170,053)      (147,619)     (563,104)      (880,776)
     Identifiable assets               3,949,643     10,284,074     3,252,168     17,485,885
     Depreciation and amortization       293,891        124,100       104,909        522,900
     Capital expenditures                 51,726         61,205     1,081,725      1,194,656

NOTE 7 - SUBSEQUENT EVENT

During April 2002, the Company expanded its credit facility with Convergent Capital Partners I, L.P. to $2,500,000. In addition, the principal repayment was extended to begin in August 2005. The credit facility is secured by Company assets and the facility agreement requires the Company to maintain collateral requirements and minimum quarterly earnings before income taxes, depreciation and amortization requirements, the latter requirement beginning in the Company's fourth fiscal quarter of 2002. All other terms remain the same.

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

         Vicom's website is located at: www.vicominc.net.
                                        ----------------

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

         As of March 31, 2002, CTU was providing telephone equipment and service to approximately 1,000 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 3,000 customers. MultiBand, as of March 31, 2002, had approximately 700 customers. Telecommunications systems distributed by Vicom are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

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

SELECTED CONSOLIDATED FINANCIAL DATA

--------------------------------------------------------------------------------
                                   DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
                                               THREE MONTHS ENDED
--------------------------------------------------------------------------------
                                      March 31, 2002        MARCH 31, 2001
                                       (unaudited)           (unaudited)
--------------------------------------------------------------------------------
REVENUES                                   100%                  100%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
COST OF PRODUCTS & SERVICES               76.4%                 80.1%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
GROSS MARGIN                              23.6%                 19.9%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SELLING, GENERAL & ADMINISTRATIVE         35.7%                 28.1%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OPERATING LOSS                           -12.1%                 -8.2%
--------------------------------------------------------------------------------
  INTEREST EXPENSE & OTHER, NET           -5.5%                 -2.4%
--------------------------------------------------------------------------------
LOSS BEFORE TAXES                        -17.7%                -10.6%
--------------------------------------------------------------------------------
  INCOME TAX                                 0                   0.0%
--------------------------------------------------------------------------------
NET LOSS                                 -17.7%                -10.6%
--------------------------------------------------------------------------------

The following table sets forth, for the period indicated, the gross margin percentages for Corporate Technologies USA, Inc. and MultiBand, Inc.

                                                    THREE MONTHS ENDED
                                           MARCH 31, 2002        MARCH 31, 2001
      GROSS MARGIN PERCENTAGES:
        CORPORATE TECHNOLOGIES USA, INC.       22.9%                  20.1%
        MULTIBAND, INC.                         .6%                  -19.4%


RESULTS OF OPERATIONS

REVENUES

         Revenues decreased 41.38% to $6,262,188 in the quarter ended March 31, 2002, as compared to $10,682,819 for the quarter ended March 31, 2001.

         Vicom Inc. has recorded no revenue since the first quarter of fiscal 2001 as all sales operations were transferred to Corporate Technologies, USA, Inc. (CTU).

         Revenues for (CTU) decreased 41.8% in the first quarter of fiscal 2002 to $6,161,581 as compared to $10,601,335 in the first quarter of fiscal 2001. This decrease in CTU's revenues resulted primarily from CTU's desire to increase gross margins versus maintaining top line revenues.

         Revenues for MultiBand, Inc. increased 35.3% to $100,607 as compared to $45,078 in the first quarter of fiscal 2001. This increase is due to expansion of MultiBand services to two additional properties.

GROSS MARGIN

         The Company's gross margin decreased 30.77% or $654,796 to $1,472,974 for the quarter ended March 31, 2002, as compared to $2,127,770 for the similar quarter last year. This decrease in gross margin is due to the substantial decrease in revenues. For the quarter ended March 31, 2002, as a percent of total revenues, gross margin was 23.6% as compared to 19.9% for the similar period last year. This increase in gross margin percentage is primarily due to an increase in service sales which have better margins than equipment sales.

         Gross margin for Corporate Technologies USA, Inc. decreased by 32.58% to $1,435,399 for the quarter ended March 31, 2002, as compared to $2,129,163 in the first quarter of fiscal 2001. This decrease is due to the aforementioned decrease in revenues.

         Gross margin for MultiBand, Inc. for the quarter ended March 31, 2002 increased 39.70% to $37,575 as compared to ($12,651) in the first quarter of fiscal 2001 reflecting on the increase of revenue being billed.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 25.65% to $2,236,736 in the quarter ended March 31, 2002, compared to $3,008,546 in the prior year quarter. Selling, general and administrative expenses were, as a percentage of revenues, 35.7% for the quarter ended March 31, 2002 and 28.1% for the similar period a year ago. This decrease is primarily attributable to reductions in payroll and overall cost reduction efforts by management.

INTEREST EXPENSE

         Interest expense was $365,835 for the quarter ended March 31, 2002, versus $292,438 for the similar period a year ago, reflecting an increased Company debt load due to acquisition related debt, warrant valuation and increased borrowings. Amortization of original issue discount was $210,983 and $0 for the three months ended March 31, 2002 and 2001.

NET LOSS

         In the first quarter of fiscal 2002, the Company incurred a net loss of $1,109,921 compared to a net loss of $1,128,124 for the first fiscal quarter of 2001. A decline in operating losses for the first quarter of 2002 versus the similar period a year ago was offset by an increase in interest expense primarily due to amortization of original issue discount.

LIQUIDITY AND CAPITAL RESOURCES

         Available working capital, for the three months ended March 31, 2002, decreased over the similar period last year due to , in part, certain debt maturities shifting from long term debt to short term debt during the quarter. Vicom experienced a decrease in accounts payable for the period ended March 31, 2002 versus last year's period, primarily due to a significant reduction in revenues which led to a payables decrease. Accounts receivable decreased for the period ended March 31, 2002, compared to the prior year period, due to a significant decrease in revenues.

         Inventories decreased slightly over last year's prior period inventories due to the aforementioned revenue decreases. Net borrowings under notes and installment obligations payable increased materially for the three months ended March 31, 2002 compared to the prior year's period due to financing with an investor, the proceeds of which were used in part to finance MultiBand, Inc.'s project build-out.

         Management of Vicom believes that, for the near future, cash generated by sales of stock, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its Corporate Technologies USA, Inc. business for the next twelve months. Significant continuation of the Company's MultiBand, Inc.'s build-out is highly dependent on securing additional financing for future projects. Management believes that while future build-out financing is available, there is no guarantee that said financing will be obtained.

CAPITAL EXPENDITURES

         The Company used $105,533 for capital expenditures during the three months ended March 31, 2002, as compared to $1,194,656 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use and for MultiBand build-out projects as compared to the same period last year when MultiBand build-out costs for construction totaled $1,081,725. The Company has started a new business approach with having the building owners buy the equipment and pay MultiBand a reduced management fee.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvements. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the three months ended March 31, 2002 and 2001, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three months ended March 31, 2002 and 2001, the Company did not record any impairment losses related to goodwill.

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

PART II. OTHER INFORMATION

ITEM 4. LEGAL PROCEEDINGS

                  As of March 31, 2002, Vicom was not engaged in any legal proceedings whose anticipated results would have a material adverse impact on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           10.14 Employment Agreement of Steven M. Bell dated January 1, 2002
                           10.15 Employment Agreement of James Mandel dated January 1, 2002

         (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VICOM, INC.
                              Registrant
Date: May 15, 2002            By:               /s/ James L. Mandel
                                              -----------------------
                                                  James L. Mandel
                                              CHIEF EXECUTIVE OFFICER


Date: May 15, 2002            By:               /s/ Steven M. Bell
                                              -----------------------
                                                   Steven M. Bell
                                              CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)