Form 10-Q
period 2002-06-30
VICOM INC
filed 2002-08-14
CIK 732412

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                    FORM 10-Q

(MARK ONE) QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
   [X]     SECURITIES AND EXCHANGE  ACT  OF  1934
                       FOR THE PERIOD ENDING JUNE 30, 2002
                                       OR
   [ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE  ACT  OF  1934
           FOR  THE  TRANSITION  PERIOD  FROM __________ TO __________
                         COMMISSION FILE NUMBER 0 - 1325

                                _______________

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

                                   Yes  [ X ]  No  [  ]

     On August 6, 2002 there were 11,994,060 shares outstanding of the registrant's common stock, par value $.01 per share, and 165,641 outstanding shares of the registrant's convertible preferred stock.
--------------------------------------------------------------------------------

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                      VICOM, INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended          Six Months Ended
                                                                 ------------------          ----------------
                                                          June 30, 2002  June 30, 2001   June 30, 2002  June 30, 2001
                                                          -------------  -------------   -------------  -------------
                                                            (unaudited)    (unaudited)    (unaudited)    (unaudited)

REVENUES . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,944,424   $   7,830,229   $  12,206,612   $  18,513,048
COSTS AND EXPENSES
     Cost of products and services                          4,354,714       6,048,399       9,143,928      14,603,448
     Selling, general and administrative . . . . . . . .    2,240,223       2,738,537       4,496,761       5,747,083
                                                           ------------    -----------     -----------    -------------
     Total Costs and Expenses                               6,594,937       8,786,936      13,640,689      20,350,531

LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . . .     (650,513)       (956,707)     (1,434,077)     (1,837,483)
OTHER EXPENSE
     Interest expense. . . . . . . . . . . . . . . . . .     (426,869)       (373,771)       (772,904)       (666,209)
     Income (expense). . . . . . . . . . . . . . . . . .       25,281             307          44,957          45,397
                                                           ------------    -----------     -----------    -------------
     Total Other Expense                                     (401,588)       (373,464)       (727,947)       (620,812)

LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . . . .   (1,052,101)     (1,330,171)     (2,162,024)     (2,458,295)

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . .            0               0               0               0
                                                           ------------    -----------     -----------    -------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . .  $(1,052,101)  $  (1,330,171)  $  (2,162,024)  $  (2,458,295)
      Preferred Stock Dividends                                (8,427)       (123,147)        (60,153)       (175,608)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                  $(1,060,528)  $  (1,453,318)  $  (2,222,177)  $  (2,633,903)
                                                           ============    ===========     ===========    =============
LOSS PER SHARE - BASIC AND DILUTED . . . . . . . . . . .  $      (.09)  $        (.18)  $        (.20)  $        (.33)


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED.   11,505,838       7,989,569      11,078,284       7,960,727

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                        June 30, 2002     December 31, 2001
                                                                        -------------     -----------------
                                                                         (unaudited)          (audited)
                                                ASSETS

CURRENT ASSETS
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    600,250      $    624,845
 Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .     2,537,931         2,595,368
 Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,593,384         1,646,441
 Other Current Assets . . . . . . . . . . . . . . . . . . . . . . . . .       233,898           295,324
                                                                         ------------      ------------

        TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . .     4,965,463         5,161,978

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . . . . . . . .     3,801,736         4,059,831

OTHER ASSETS
 Goodwill, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,748,879         2,748,879
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       246,015           260,612
                                                                         ------------      ------------
       TOTAL OTHER ASSETS                .                                  2,994,894         3,009,491
                                                                         ------------      ------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,762,093      $ 12,231,300
                                                                         ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Wholesale line of credit . . . . . . . . . . . . . . . . . . . . . . .  $  1,182,146      $  1,324,807
 Current portion of long term debt. . . . . . . . . . . . . . . . . . .     1,226,890            85,789
 Current portion of capital lease obligations . . . . . . . . . . . . .       407,749           309,906
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,785,359         1,800,285
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .       802,680           776,417
 Deferred service obligations and revenue . . . . . . . . . . . . . . .       377,312           416,606
                                                                         ------------      ------------
   TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . .     5,782,136         4,713,810

LONG TERM DEBT, NET . . . . . . . . . . . . . . . . . . . . . . . . . .     2,212,376         2,669,510

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION . . . . . . . . . . .       393,377           642,360
                                                                         ------------      ------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,387,899         8,025,680
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
   8% Class A (27,931 and 28,872 shares issued and outstanding) . . . .       419,752           433,867
  10% Class B (6,200 and 8,700 shares issued and outstanding) . . . . .        62,000            87,000
  10% Class C (131,510 and 139,510 shares issued and outstanding) . . .     1,699,407         1,800,447
  14% Class D (0 and 40,000 shares issued and outstanding). . . . . . .             0           417,500
  Common stock, no par value (11,953,965 and 10,679,450 shares issued;
  11,912,402 and 10,604,113 shares outstanding) . . . . . . . . . . . .     4,461,089         3,443,104
  Stock subscriptions receivable. . . . . . . . . . . . . . . . . . . .      (578,740)         (610,000)
Options and warrants. . . . . . . . . . . . . . . . . . . . . . . . . .    25,559,402        24,957,912
Unamortized compensation. . . . . . . . . . . . . . . . . . . . . . . .      (911,584)       (1,209,143)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (27,337,122)      (25,115,067)
                                                                         ------------      ------------
TOTAL STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . .     3,374,204         4,205,620
                                                                         ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . .  $ 11,762,093      $ 12,231,300
                                                                         ============      ============

            See notes to condensed consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   SIX  MONTHS  ENDED
                                                                                -------------------------
                                                                                  JUNE 30, (UNAUDITED)
                                                                                -------------------------
                                                                                    2002        2001
                                                                                -----------  ------------
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(2,162,024)  $(2,458,295)
Adjustments to reconcile net loss to net cash flows from operating activities
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    510,438       497,176
  Amortization of deferred compensation . . . . . . . . . . . . . . . . . . . .    261,030       450,435
  Amortization of original issue discount . . . . . . . . . . . . . . . . . . .    471,757        89,984
  Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .     14,700             0
  Loss on sales of property and equipment . . . . . . . . . . . . . . . . . . .     (7,359)            0
  Discount on preferred stock related to warrants                                  (52,541)            0
  Changes in operating assets and liabilities:
    Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . .     57,437     1,401,139
    Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     53,057        29,603
    Costs, estimated earnings and billings. . . . . . . . . . . . . . . . . . .         0        35,295
    Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     31,424             0
    Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,598       (98,009)
    Wholesale line of credit                              . . . . . . . . . . .   (142,661)       39,913
    Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . .     91,461      (386,205)
    Deferred service obligations and revenue. . . . . . . . . . . . . . . . . .   (39,294)       131,878
                                                                                 ---------     ---------
      Net cash flows from operating activities. . . . . . . . . . . . . . . . .  (897,977)      (267,086)
                                                                                 ---------     ---------
INVESTING ACTIVITIES
  Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . .   (255,261)   (1,403,953)
  Purchase acquisition. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0       (50,000)
  Proceeds from sale of property and equipment. . . . . . . . . . . . . . . . .     10,277             0
  Collections on notes receivable . . . . . . . . . . . . . . . . . . . . . . .     28,572        38,007
                                                                                 ---------     ---------
      Net cash flows from investing activities. . . . . . . . . . . . . . . . .   (216,412)   (1,415,946)
                                                                                 ---------     ---------

FINANCING ACTIVITIES
  Proceeds from notes and installment obligations payable                                0       169,050
  Proceeds from long-term debt and warrants issued with long term debt. . . . .    750,000     1,545,000
  Payments on long term debt. . . . . . . . . . . . . . . . . . . . . . . . . .    (53,110)     (256,037)
  Payments on capital lease obligations                          .. . . . . . .   (151,139)            0
  Proceeds from issuance of stock and warrants. . . . . . . . . . . . . . . . .    687,779       483,918
  Stock issuance costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0       (23,310)
  Redemption of preferred stock . . . . . . . . . . . . . . . . . . . . . . . .    (93,000)     (460,000)
  Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . .    (50,736)     (175,608)
                                                                                 ---------     ---------
      Net cash flows from financing activities. . . . . . . . . . . . . . . . .  1,089,794     1,283,013
                                                                                 ---------     ---------
INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .    (24,595)     (400,019)
CASH
  Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    624,845     1,161,479
                                                                                 ---------     ---------
  End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 600,250   $   761,460
                                                                                 =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest, net of amortization of original issue discount. . . .    291,995   $   378,237
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Stock options issued below fair market value                        . . . . .        400     1,200,000
  Issuance of preferred stock for acquisition of assets . . . . . . . . . . . .     18,590             0
  Warrants issued with debt . . . . . . . . . . . . . . . . . . . . . . . . . .      8,529             0
  Notes payable converted to preferred stock. . . . . . . . . . . . . . . . . .    227,868       255,850
  Accounts payable converted to common stock. . . . . . . . . . . . . . . . . .      7,255       129,050
  Conversion of preferred stock to common stock . . . . . . . . . . . . . . . .    150,000             0
  Subscriptions receivable on common stock. . . . . . . . . . . . . . . . . . .          0       300,000
  Conversion of note receivable to common stock . . . . . . . . . . . . . . . .     32,688             0
  Conversion of preferred stock to note payable . . . . . . . . . . . . . . . .    290,000             0
  Purchase acquisition
    Assets acquired. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0       438,154
    Liabilities assumed. . . . . . . . . . . . . . . . . . . . . . . . . . . .           0         2,154
    Equity securities consideration. . . . . . . . . . . . . . . . . . . . . .           0       386,000

     See  notes  to  condensed  consolidated  financial  statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             JUNE 30, 2002 and 2001


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

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and was amortized using the straight-line method over ten years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill is reduced by the estimated shortfall of cash flows. The Company did not record any impairment charges related to goodwill and property and equipment during the six months ended June 30, 2002 and 2001. Amortization was $0 and $83,769 for the three months ended June 30, 2002 and 2001. Amortization was $0 and $175,120 for the six months ended June 30, 2002 and 2001. (See Note 3).

Net  Loss  per  Share
Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three and six months ended June 30, 2002 and 2001 were anti-dilutive.

NOTE  3  -  ADOPTION  OF  NEW  ACCOUNTING  STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", effective for acquisitions initiated on or after July 1, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules effective January 1, 2002. The Company will perform the required goodwill impairment test at the close of the quarter ended September 30, 2002 based on the carrying amount as of January 1, 2002. If it is determined there is an impairment of goodwill, we will record an adjustment at that time.

Components  of  intangible  assets  are  as  follows:

                                                     June 30, 2002      December 31, 2001
                                                 Gross                   Gross
                                                Carrying  Accumulated   Carrying Accumulated
                                                 Amount  Amortization   Amount   Amortization

Intangible assets subject to
 amortization
  Domain name                                  $   83,750  $ 13,958  $   83,750  $  5,588

Intangible assets not subject to
 amortization
  Goodwill                                     $3,531,157  $782,278  $3,531,157  $782,278


There was no change in reported goodwill during the six months ended June 30, 2002.

Amortization of intangible assets was $4,185 and $0 for the three months ended June 30, 2002 and 2001, respectively, and $8,370 and $0 for the six months ended June 30, 2002 and 2001, respectively. Amortization expense is expected to be approximately $8,370 for the remainder of 2002 (a total of approximately $16,740 for 2002). Estimated amortization expense of intangible assets for the years ending December 31, 2003, 2004, 2005 and 2006 is $16,740, $16,740, $16,740 and
$11,202, respectively. Our net loss excluding goodwill amortization expense, for the three months and six months ended June 30, 2001 would have been as follows had we adopted SFAS No. 142 on January 1, 2001:

                                                     Three            Six Months
                                                   Months Ended          Ended
                                                            June 30, 2001


Net loss-as reported                              $   (1,330,171)  $  (2,458,295)
SFAS No. 142 amortization adjustment                      86,776         175,120
Net loss-as adjusted                              $   (1,243,395)  $  (2,283,175)
Basic and diluted net loss per share-as reported  $        (0.18)  $       (0.33)
Basic and diluted net loss per share-adjusted     $        (0.16)  $       (0.29)

NOTE  4  -  LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2002 and 2001, the Company incurred net losses of $2,162,024 and $2,458,295, respectively. At June 30, 2002, the Company had an accumulated deficit of $27,337,122. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned MultiBand projects, however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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

NOTE  5  -  NOTES  PAYABLE

During April 2002, the Company expanded its credit facility with Convergent Capital Partners I, L.P. to $2,400,000. In addition, the principal repayment was extended to begin in August 2005. The credit facility is secured by Company assets and the facility agreement requires the Company to maintain collateral requirements and minimum quarterly earnings before income taxes, depreciation and amortization requirements, the latter requirement beginning in the Company's fourth fiscal quarter of 2002. All other terms remain the same. In connection with this note, the Company issued 500,000 (seven year) warrants to purchase common stock at a price of $1.10 per share. The proceeds of the credit facility were allocated between the loan and the warrants based on the relative fair value of the securities at the time of issuance. The warrants were valued using the Black Scholes calculation. The resulting original issue discount, the fair value of the warrant, is being amortized over the life of the debenture using the straight-line method, which approximates the interest method.

In April 2002, the Company converted 10,000 shares of 14% Class D convertible preferred stock into a demand note for $100,000. The note expires in May 2007 and bears 14% interest.

In the second quarter of 2002, the Company amended its agreement with Pyramid Trading, L.P. to convert approximately one-third of the principal balance of the Pyramid note to Vicom common stock. As part of the amendment, the conversion rate of the note was changed to 0.92 of a thirty day prior rolling average of the Company's closing stock price. This change has been reflected in a revised original issue discount.

NOTE  6  -  STOCK  WARRANTS

Stock  warrants  activity  is as follows for the six months ended June 30, 2002:

                                                                   WEIGHTED
                                                   NUMBER OF       AVERAGE
                                                    WARRANTS    EXERCISE PRICE
                                                  -----------  ---------------
WARRANTS OUTSTANDING - DECEMBER 31, 2001           9,565,450            $2.37
  GRANTED                                          1,293,690             1.68
  CANCELED OR EXPIRED                                      0                0
  EXERCISED                                                0                0
                                                  -----------  ---------------
WARRANTS OUTSTANDING - JUNE 30, 2002              10,858,140            $2.29
                                                  ===========  ===============

The warrants granted during the six months ended June 30, 2002 were awarded as part of common stock issued, services related to equity financing, and in connection with notes payable.

NOTE 7 - BUSINESS SEGMENTS

The following is Company business segment information for the three months ended June 30, 2002 and 2001.

                                    Vicom       CTU       MultiBand     Total
Quarter ended June 30, 2002
  Revenues                               0   5,815,531    128,893      5,944,424
  Income/(Loss) from operations   (424,970)     30,832   (256,375)      (650,513)
  Identifiable assets            3,081,046   5,509,679  3,171,368     11,762,093
  Depreciation and amortization    136,795     112,823    137,310        386,928
  Capital expenditures                   0      44,619    105,109        149,728

Quarter ended June 30, 2001
  Revenues                               0   7,794,443     35,786      7,830,229
  Income/(Loss) from operations   (395,167)   (77,809)   (483,731)      (956,707)
  Identifiable assets            3,283,754   8,423,440  3,277,087     14,984,281
  Depreciation and amortization    194,659     114,757    128,468        437,884
  Capital expenditures                   0     138,255    122,768        261,023


Following is Company business segment information for six months ended June 30, 2002 and 2001:


                                     Vicom       CTU       MultiBand     Total
Six months ended June 30, 2002
  Revenues                               0   11,977,112      229,500   12,206,612
  Income/(Loss) from operations   (869,252)     (56,443)    (508,382)  (1,434,077)
  Identifiable assets            3,081,046    5,509,679    3,171,368   11,762,093
  Depreciation and amortization    265,454      232,740      273,276      771,468
  Capital expenditures                   0       84,439      170,822      255,261

Six months ended June 30, 2001
  Revenues                               0   18,412,184      100,864   18,513,048
  Income/(Loss) from operations   (849,200)      58,552   (1,046,835)  (1,837,483)
  Identifiable assets            3,283,754    8,423,440    3,277,087   14,984,281
  Depreciation and amortization    194,659      114,757      128,468      437,884
  Capital expenditures                   0      199,460    1,204,493    1,403,953

NOTE  8-  SUBSEQUENT  EVENT

Vicom, Incorporated announced on July 26, 2002 that it had received notice from Nasdaq that its closing bid price has failed to meet the minimum requirement of $1.00 per share for the last 30 consecutive trading days. Under the notice, the Company has until January 21, 2003 to come back into compliance or be subject to removal from the Nasdaq SmallCap Market.

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

     Vicom's  website  is  located  at:  www.vicominc.net.
                                        -----------------

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

     As of June 30, 2002, CTU was providing telephone equipment and service to approximately 1,000 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 3,000 customers. MultiBand, as of June 30, 2002, had approximately 806 customers. Telecommunications systems distributed by Vicom are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

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

SELECTED  CONSOLIDATED  FINANCIAL  DATA

                                               DOLLAR AMOUNTS AS A            DOLAR AMOUNTS AS A
                                              PERCENTAGE OF REVENUES        PERCENTAGE OF REVENUES
                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                        June 30, 2002    June 30, 2001   June 30, 2002     June 30, 2001
                                         (unaudited)      (unaudited)     (unaudited)       (unaudited)

REVENUES                                   100%               100%            100%             100%

COST OF PRODUCTS & SERVICES               73.3%              77.2%           74.9%            78.9%

GROSS MARGIN                              26.7%              22.8%           25.1%            21.1%

SELLING, GENERAL & ADMINISTRATIVE         37.7%              35.0%           36.8%            31.0%

OPERATING LOSS                           -11.0%             -12.2%          -11.7%            -9.9%
  INTEREST EXPENSE & OTHER, NET           -6.7%              -4.8%           -6.0%            -3.4%
LOSS BEFORE TAXES                        -17.7%             -17.0%          -17.7%           -13.3%
  INCOME TAX                                 0                  0               0                0
NET LOSS                                 -17.7%             -17.0%          -17.7%           -13.3%

The following table sets forth, for the period indicated, the gross margin percentages for Corporate Technologies USA, Inc. and MultiBand, Inc.

                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                        June 30, 2002    June 30, 2001   June 30, 2002     June 30, 2001
GROSS MARGIN PERCENTAGES:
  CORPORATE TECHNOLOGIES USA, INC.       26.7%             23.7%           25.0%             21.4%
  MULTIBAND, INC.                        34.1%            -63.6%           35.5%            -35.1%

RESULTS  OF  OPERATIONS

Revenues

     Revenues decreased 24.1% to $5,944,424 in the quarter ended June 30, 2002, as compared to $7,830,229 for the quarter ended June 30, 2001.

     Vicom Inc. has recorded no revenue since the first quarter of fiscal 2001 as all sales operations were transferred to Corporate Technologies, USA, Inc.
(CTU).

     Revenues for (CTU) decreased 25.3% in the second quarter of fiscal 2002 to $5,815,531 as compared to $7,794,443 in the second quarter of fiscal 2001. This decrease in CTU's revenues resulted primarily from CTU's desire to increase gross margins versus maintaining top line revenues. Thus, CTU has chosen to eliminate certain lower margin equipment sales and instead has increased sales of services which have higher margins.

     Revenues for MultiBand, Inc. increased 260% to $128,893 as compared to $35,786 in the second quarter of fiscal 2001. This increase is due to expansion of MultiBand services to three additional properties as well as increased sales to existing properties.

     Revenues for the six month period ended June 30, 2002 decreased 34.1% to $12,206,612 from $18,513,048 for the same period in 2001.

Gross  Margin

     The Company's gross margin decreased 10.8% or $192,120 to $1,589,710 for the quarter ended June 30, 2002, as compared to $1,781,830 for the similar quarter last year. This decrease in gross margin is due to the substantial decrease in revenues prompted by the Company's increased focus on sales of services. For the quarter ended June 30, 2002, as a percent of total revenues, gross margin was 26.7% as compared to 22.8% for the similar period last year. This increase in gross margin percentage is primarily due to an increase in service sales which have better margins than equipment sales.

     Gross margin for Corporate Technologies USA, Inc. decreased by 14.1% to $1,551,763 for the quarter ended June 30, 2002, as compared to $1,806,855 in the second quarter of fiscal 2001. This decrease is due to the aforementioned decrease in revenues.

     Gross margin for MultiBand, Inc. for the quarter ended June 30, 2002 increased 293% to $43,947 as compared to ($22,747) in the second quarter of fiscal 2001 reflecting on the increase of revenue being billed.

     For the six month period ended June 30, 2002, as a percent of total revenues, gross margin was 25.1% as compared to 21.1% for the same period in 2001.

Selling,  General  and  Administrative  Expenses

     Selling, general and administrative expenses decreased 18.2% to $2,240,223 in the quarter ended June 30, 2002, compared to $2,738,537 in the prior year quarter. Selling, general and administrative expenses were, as a percentage of revenues, 37.7% for the quarter ended June 30, 2002 and 35.0% for the similar period a year ago. This increase is primarily attributable to lower top line revenues.

     For the six month period ended June 30, 2002 these expenses decreased 21.8% to $4,496,761 as compared to $5,747,083 for the six months ended June 30, 2001. As a percentage of revenues, selling, general and administrative expenses are 36.8% for the period ended June 30, 2002 as compared to 31.0% for the same period 2001.

Interest  Expense

     Interest expense was $426,869 for the quarter ended June 30, 2002, versus $373,771 for the similar period a year ago, reflecting an increased Company debt load due to acquisition related debt, warrant valuation and increased borrowings. Amortization of original issue discount was $260,774 and $0 for the three months ended June 30, 2002 and 2001.

     Interest expense was $772,904 for the six months ended June 30, 2002 and $666,209 for the same period last year. For the six months ended June 30, 2002 amortization of original discount was $471,757 and $89,984 in same period as last year.

Net  Loss

     In the second quarter of fiscal 2002, the Company incurred a net loss of $1,052,101 compared to a net loss of $1,330,171 for the second fiscal quarter of 2001. A decline in operating losses for the second quarter of 2002 versus the similar period a year ago was offset by an increase in interest expense primarily due to amortization of original issue discount.

     For the six months ended June 30, 2002, the Company recorded a net loss of $2,162,024, as compared to $2,458,295 for the six months ended June 30, 2001.

Liquidity  and  Capital  Resources

     Available working capital at June 30, 2002 decreased over the similar period last year due to operating losses. Vicom experienced a decrease in accounts payable for the period ended June 30, 2002 versus last year's period, primarily due to a significant reduction in revenues which led to a payables decrease. Accounts receivable decreased for the period ended June 30, 2002, compared to the prior year period, due to a significant decrease in revenues.

     Inventories decreased over last year's prior period inventories due to the aforementioned revenue decreases. Net borrowings under notes and installment obligations payable increased materially for the period ended June 30, 2002 compared to the prior year's period due to financing with an investor, the proceeds of which were used in part to finance MultiBand, Inc.'s project build-out.

     Management of Vicom believes that, for the near future, cash generated by sales of stock, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its Corporate Technologies USA, Inc. business for the next twelve months provided Company operating losses continue to decrease. Significant continuation of the Company's MultiBand, Inc.'s build-out is highly dependent on securing additional financing for future projects. Management believes that while future build-out financing is available, there is no guarantee that said financing will be obtained.

Capital  Expenditures

     The Company used $255,261 for capital expenditures during the six months ended June 30, 2002, as compared to $1,403,953 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use and for MultiBand build-out projects as compared to the same period last year when MultiBand build-out costs for construction totaled $1,081,725. The Company has started a new business approach with having the building owners buy the equipment and pay MultiBand a reduced management fee.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

Impairment  of  Long-Lived  Assets
----------------------------------
The Company's long-lived assets include property, equipment and leasehold improvements. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the six months ended June 30, 2002 and 2001, the Company did not record any impairment losses related to long-lived assets.

Impairment  of  Goodwill
------------------------
We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the six months ended June 30, 2002 and 2001, the Company did not record any impairment losses related to goodwill.


Inventories
-----------
We value our inventory at the lower of the actual cost or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory. Rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand characterize our industry.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM  3.  QUANTITIVE  AND  QUALITIVE  DISCLOSURE  ABOUT  MARKET  RISK

     Vicom is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest.

PART  II.  OTHER  INFORMATION

ITEM  4.  LEGAL  PROCEEDINGS

          As of June 30, 2002, Vicom was not engaged in any legal proceedings whose anticipated results would have a material adverse impact on the Company.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

               99.1

     (b)     Reports  on  Form  8-K.

               1) On June 4, 2002, Vicom filed a report on Form 8-K relating to a solicitation from The Amara Group, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VICOM,  Inc.
                                   Registrant

Date:  August  14,  2002           By:     /s/ James  L.  Mandel
                                               Chief  Executive  Officer

Date:  August  14,  2002           By:     /s/ Steven  M.  Bell
                                              Chief  Financial  Officer
                                   (Principal Financial and Accounting Officer)