Form 10-Q
period 2002-09-30
VICOM INC
filed 2002-11-14
CIK 732412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDING SEPTEMBER 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     FOR  THE  TRANSITION  PERIOD  FROM__________  TO____________
                         COMMISSION FILE NUMBER 0 - 1325


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

                                  Yes [X] No [ ]

     On October 31, 2002 there were 12,882,073 shares outstanding of the registrant's common stock, par value $.01 per share, and 165,541 outstanding shares of the registrant's convertible preferred stock.

================================================================================

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                          VICOM, INCORPORATED AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                        ---------------------------------  ----------------------------
                                                        September 30,  September 30,       September 30,   September 30,
                                                           2002             2001               2002          2001
                                                        ------------  -------------------- -------------  -------------

REVENUES                                                 $6,382,633        $7,678,534       $18,589,245    $26,191,582
                                                        ------------  --------------------  ------------  -------------

COSTS AND EXPENSES
Cost of products and services. . . . . . . . . . . . .    4,680,582             6,110,861    13,824,510     20,714,309
Selling, general and administrative. . . . . . . . . .    2,256,745             2,529,531     6,753,506      8,276,614
Impairment on property and equipment . . . . . . . . .      119,480                     0       119,480              0
                                                        ------------  --------------------  ------------  -------------

 Total Costs and Expenses                                 7,056,807             8,640,392    20,697,496     28,990,923
                                                        ------------  --------------------  ------------  -------------

LOSS FROM OPERATIONS . . . . . . . . . . . . . . . . .     (674,174)             (961,858)   (2,108,251)    (2,799,341)
                                                        ------------  --------------------  ------------  -------------


OTHER EXPENSES
Interest expense . . . . . . . . . . . . . . . . . . .     (349,388)             (352,735)   (1,122,292)    (1,018,944)
Income (expense) . . . . . . . . . . . . . . . . . . .      (93,171)                8,533       (48,214)        53,930
                                                        ------------  --------------------  ------------  -------------

 Total Other Expense                                       (442,559)             (344,202)   (1,170,506)      (965,014)
                                                        ------------  --------------------  ------------  -------------

LOSS BEFORE INCOME TAXES . . . . . . . . . . . . . . .   (1,116,733)           (1,306,060)   (3,278,757)    (3,764,355)

PROVISION FOR INCOME TAXES . . . . . . . . . . . . . .            0                     0             0              0
                                                        ------------  --------------------  ------------  -------------



NET LOSS                                                $(1,116,733)  $        (1,306,060)  $(3,278,757)  $(3,764,355))
     Preferred stock dividends                              (39,494)              (72,817)      (90,230)      (248,425)
                                                        ------------  --------------------  ------------  -------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                $(1,156,227)  $        (1,378,877)  $(3,368,987)  $ (4,012,780)
                                                        ============  ====================  ============  =============

LOSS PER SHARE-
BASIC AND DILUTED. . . . . . . . . . . . . . . . . . .  $      (.09)  $              (.15)  $      (.29)  $       (.48)
                                                        ============  ====================  ============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC AND DILUTED    12,028,501             8,939,847    11,398,078      8,317,954

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                                                         ------------------  -----------------
                                                                             (UNAUDITED)       (AUDITED)
                                  ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    261,931   $    624,845
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .     2,165,072      2,595,368
Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,507,801      1,646,441
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       264,821        295,324
                                                                            -------------  -------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,199,625     5,161,978

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . . . . . . . . .     2,822,250     4,059,831

OTHER ASSETS
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,748,879      2,748,879
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       239,491        260,612
                                                                            -------------  -------------
 TOTAL OTHER ASSETS                                                            2,988,370      3,009,491
                                                                            -------------  -------------

TOTAL ASSETS                                                                $ 10,010,245   $ 12,231,300
                                                                           =============  =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Wholesale line of credit . . . . . . . . . . . . . . . . . . . . . . . . .  $    817,873   $  1,324,807
Current portion of long term debt. . . . . . . . . . . . . . . . . . . . .       528,317         85,789
Current portion of capital lease obligations . . . . . . . . . . . . . . .        39,006        309,906
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,849,546      1,800,285
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .       755,451        776,417
Deferred service obligations and revenue . . . . . . . . . . . . . . . . .       308,609        416,606
                                                                           -------------  -------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . .     4,298,802      4,713,810

LONG TERM DEBT, NET. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,885,108      2,669,510
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION. . . . . . . . . . . . .        76,015        642,360
                                                                           -------------  -------------
TOTAL LIABILITIES                      . . . . . . . . . . . . . . . . . .     7,259,925      8,025,680
                                                                           -------------  -------------

STOCKHOLDERS' EQUITY
     Cumulative convertible preferred stock, no par value:
         8% Class A (27,831 and 28,872 shares issued and outstanding). . .       418,252        433,867
         10% Class B (6,200 and 8,700 shares issued and outstanding) . . .        62,000         87,000
         10% Class C (131,510 and 139,510 shares issued and outstanding) .     1,699,407      1,800,447
         14% Class D (0 and 40,000 shares issued and outstanding). . . . .             0        417,500
Common stock-no par value (12,757,634 and 10,679,450 shares issued;
12,700,313 and 10,604,113 shares outstanding) . . . . . . . . . . . . . .      4,802,146      3,443,104
Stock subscription receivable. . . . . . . . . . . . . . . . . . . . . . .      (573,740)      (610,000)
Options and warrants . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,604,899     24,957,912
Unamortized compensation                   . . . . . . . . . . . . . . . .      (769,295)    (1,209,143)
Accumulated deficit                   .. . . . . . . . . . . . . . . . . .   (28,493,349)   (25,115,067)
                                                                            -------------  -------------
TOTAL STOCKHOLDERS' EQUITY                                                      2,750,320      4,205,620
                                                                            -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 10,010,245   $ 12,231,300
                                                                            =============  =============

     See  notes  to  condensed  consolidated  financial  statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                           NINE  MONTHS  ENDED
                                                                                          --------------------------
                                                                                          SEPTEMBER 30, (UNAUDITED)
                                                                                          --------------------------
                                                                                              2002          2001
                                                                                          ------------  ------------
OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,278,757)  $(3,764,355)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      730,581       766,881
Amortization of deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . .      408,201       667,735
Amortization of original issue discount. . . . . . . . . . . . . . . . . . . . . . . . .      768,159       179,968
Impairment on property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .      119,480             0
Common stock issued for services . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,700             0
Loss on sales of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . .      118,367             0
Discount on preferred stock related to warrants                                               (53,041)            0
Changes in operating assets and liabilities:
Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      428,421     2,450,753
Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      138,640       350,697
Costs, estimated earnings and billings . . . . . . . . . . . . . . . . . . . . . . . . .            0        25,460
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (30,621)            0
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,507      (107,650)
Wholesale line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (506,934)     (974,647)
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .      140,432      (313,134)
Deferred service obligations and revenue . . . . . . . . . . . . . . . . . . . . . . . .     (107,997)      121,103
                                                                                          ------------  ------------
Net cash flows from operating activities . . . . . . . . . . . . . . . . . . . . . . . .   (1,090,862)     (597,189)
                                                                                          ------------  ------------
INVESTING ACTIVITIES
Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .     (583,552)   (1,585,278)
Purchase acquisition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0       (50,000)
Proceeds from sale of property and equipment                       . . . . . . . . . . .      965,948             0
Collections on notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,572        52,972
                                                                                          ------------  ------------
Net cash flows from investing activities . . . . . . . . . . . . . . . . . . . . . . . .      415,968    (1,582,306)
                                                                                          ------------  ------------
FINANCING ACTIVITIES
Proceeds from notes and installment obligations payable. . . . . . . . . . . . . . . . .            0       169,050
Proceeds from long-term debt and warrants issued with long term debt                   .      672,001     1,695,000
Payments on long term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (96,855)     (352,883)
Payments on capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . . .     (919,365)            0
Proceeds from issuance of stock and warrants . . . . . . . . . . . . . . . . . . . . . .      840,429     1,363,919
Stock issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0      (101,975)
Redemption of preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (94,000)     (480,500)
Preferred stock dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (90,230)     (248,425)
                                                                                          ------------  ------------
Net cash flows from financing activities . . . . . . . . . . . . . . . . . . . . . . . .      311,980     2,044,186
                                                                                          ------------  ------------
DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (362,914)     (135,309)
CASH
Beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      624,845     1,161,479
                                                                                          ------------  ------------
End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      261,931     1,026,170
                                                                                          ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amortization of original issue discount . . . . . . . . .      393,587       495,234
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock options issued below fair market value related to compensation.  . . . . . . . . .          400             0
Issuance of preferred stock for acquisition of assets. . . . . . . . . . . . . . . . . .       18,590             0
Warrants issued with debt                                     .. . . . . . . . . . . . .        8,529             0
Notes payable converted to preferred stock . . . . . . . . . . . . . . . . . . . . . . .      414,882       255,850
Accounts payable converted to common stock . . . . . . . . . . . . . . . . . . . . . . .        7,255             0
Accounts payable converted to preferred stock. . . . . . . . . . . . . . . . . . . . . .            0       129,050
Conversion of preferred stock to common stock. . . . . . . . . . . . . . . . . . . . . .      150,000             0
Subscriptions receivable on common stock . . . . . . . . . . . . . . . . . . . . . . . .            0       510,000
Conversion of note receivable to common stock                            . . . . . . . .       34,563             0
Conversion of preferred stock to note payable                             .. . . . . . .      290,000             0
Stock issued for guarantee of debt                                  .. . . . . . . . . .       14,750             0
Purchase acquisition
  Assets acquired  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0       381,808
  Liabilities assumed .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0         2,154
  Equity securities consideration .  . . . . . . . . . . . . . . . . . . . . . . . . . .            0       329,664
Employee Stock Options Issued with Unamortized Compensation  . . . . . . . . . . . . . .            0     1,200,000

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

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and was amortized using the straight-line method over ten years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill is reduced by the estimated shortfall of cash flows. The Company did not record any impairment charges related to goodwill during the nine months ended September 30, 2002 and 2001. Amortization was $0 and $89,284 for the three months ended September 30, 2002 and 2001.
Amortization was $0 and $264,904 for the nine months ended September 30, 2002 and 2001. (See Note 3).

NET  LOSS  PER  SHARE

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three months ended September 30, 2002 and 2001 were anti-dilutive.

NOTE  3  -  ADOPTION  OF  NEW  ACCOUNTING  STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", effective for acquisitions initiated on or after July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted the new rules effective January 1, 2002. We performed the required goodwill impairment test at the close of the quarter ended September 30, 2002. As part of adopting this standard, we obtained an independent appraisal to assess the fair value of our business units to determine whether goodwill carried on our books was impaired and the extent of such impairment, if any. The independent appraisal used the income method to measure the fair value of our business units. Under the income method, value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market-based rates of return to provide indications of value. The independent appraiser used a discount factor of 18.35%. Based upon this independent appraisal, we determined that our current goodwill balances were not impaired as of July 1, 2002.

Components  of  intangible  assets  are  as  follows:

                                               September 30, 2002          December 31, 2001
                                               Gross                         Gross
                                              Carrying    Accumulated       Carrying     Accumulated
                                               Amount     Amortization       Amount      Amortization
                                                          ------------                   ------------
Intangible assets subject to
amortization
  Domain name                                      83,750    18,146             83,750        5,588

Intangible assets not subject to amortization
  Goodwill                                      3,531,157   782,278          3,531,157      782,278



Amortization of intangible assets was $4,185 and $0 for the three months ended September 30, 2002 and 2001, respectively, and $12,555 and $0 for the nine months ended September 30, 2002 and 2001, respectively. Amortization expense is expected to be approximately $4,185 for the remainder of 2002 (a total of approximately $16,740 for 2002). Estimated amortization expense of intangible assets for the years ending December 31, 2003, 2004, 2005 and 2006 is $16,740, $16,740, $16,740 and $11,202, respectively. Our net loss excluding goodwill amortization expense, for the three months and nine months ended September 30, 2001 would have been as follows had we adopted SFAS No. 142 on January 1, 2001:


                                                   Three Months Ended    Nine Months Ended
                                                              September 30, 2001
Net loss-as reported                              $        (1,306,060)   $      (3,764,355)
SFAS No. 142 amortization adjustment                           89,784              264,904
Net loss-as adjusted                              $        (1,216,276)   $      (3,499,451)
Basic and diluted net loss per share-as reported  $             (0.15)   $           (0.48)
Basic and diluted net loss per share-adjusted     $             (0.14)   $           (0.42)



NOTE  4  -  LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2002 and 2001, the Company incurred net losses of $3,278,757 and $3,764,355, respectively. At September 30, 2002, the Company had an accumulated deficit of $28,493,349. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned MultiBand projects, however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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

NOTE  5  -  CAPITAL  LEASE  OBLIGATIONS

During the three months ended September 30, 2002, the Company paid off capital lease obligations of approximately $738,000. During the three months ended September 30, 2002, the Company sold property and equipment related to the Multiband subsidiary resulting in a net loss of approximately $111,000.

NOTE  6  -  STOCK  WARRANTS

Stock warrants activity is as follows for the nine months ended September 30, 2002:

                                                         WEIGHTED
                                            NUMBER OF    AVERAGE
                                            WARRANTS   EXERCISE PRICE
                                           ----------  --------------
WARRANTS OUTSTANDING - DECEMBER 31, 2001   9,564,450   $        2.37
  GRANTED                                   1,443,690           1.64
  CANCELED OR EXPIRED                               0              0
  EXERCISED                                         0              0
                                           ----------  --------------
WARRANTS OUTSTANDING - SEPTEMBER 30, 2002  10,008,140  $         .64
                                           ----------  -------------

The warrants granted during the nine months ended September 30, 2002 were awarded as part of common stock issued, services related to equity financing, and in connection with notes payable.

NOTE  7  -  BUSINESS  SEGMENTS

The following is Company business segment information for the three months ended September 30, 2002 and 2001:

                                        Vicom     CTU          MultiBand     Total
                                       --------  ---------    ---------     ---------
Three months ended September 30, 2002:
 Revenues                                     0  6,227,683      154,950     6,382,633
Gain/(Loss) from operations            (437,013)   164,881     (402,042)     (674,174)
Identifiable assets                   3,020,620  5,020,048    1,969,577    10,010,245
Depreciation and amortization           140,871    107,966      110,101       358,938
Capital expenditures                      2,126    195,421      130,744       328,291

Three months ended September 30, 2001:
Revenues                                      0  7,618,442       60,092     7,678,534
Loss from operations                   (554,126)   (86,777)    (320,955)     (961,858)
Identifiable assets                   2,782,481  7,666,404    3,199,417    13,648,302
Depreciation and amortization           223,434    139,160      126,894       489,488
Capital expenditures                          0     18,613      162,712       181,325

The following is Company business segment information for the nine months ended September 30, 2002 and 2001:

                                          Vicom       CTU       MultiBand    Total
                                          --------  ----------  ---------    -----------
Nine months ended September 30, 2002

 Revenues                                        0  18,204,795    384,450     18,589,245
  Gain/(Loss) from operations           (1,286,465)     88,638   (910,424)    (2,108,251)
  Identifiable assets                    3,020,620   5,020,048  1,969,577     10,010,245
  Depreciation and amortization            414,699     340,706    383,377      1,138,782
  Capital expenditures                       2,126     279,860    301,566        583,552

Nine months ended September 30,2001

  Revenues                                       0  26,030,626    160,956     26,191,582
  Loss from operations                  (1,403,296)    (28,255)(1,367,790)    (2,799,341)
  Identifiable assets                    2,782,481   7,666,404  3,199,417     13,648,302
  Depreciation and amortization            696,328     391,728    346,560      1,434,616
  Capital expenditures                           0     218,073  1,367,205      1,585,278

NOTE  8-  COMMITMENTS AND CONTINGENCIES

(A) Vicom, Incorporated announced on July 26, 2002 that it had received notice from Nasdaq that its closing bid price has failed to meet the minimum requirement of $1.00 per share for the last 30 consecutive trading days. Under the notice, the Company has until January 21, 2003 to come back into compliance or be subject to removal from the Nasdaq SmallCap Market.

(B) Recently, one of Multiband's suppliers of satellite TV programming, WSNet, filed Chapter 11 Bankruptcy. While the Company does have alternate suppliers for programming, it could be potentially disruptive and detrimental to Multiband's business if WSNet were to entirely cease operations with little notice.

NOTE  9  -  RELATED  PARTY TRANSACTIONS

During the three months ended September 30, 2002, the Company sold property and equipment to the Chairman of the Company's board of directors and an entity controlled by another Director, resulting in a net loss of approximately $111,000. The Company also approved an option for the Chairman to purchase two additional properties held by Multiband. The Company believes these transactions were at fair market value.

NOTE  10  -  RECLASSIFICATION

For comparability, certain third quarter 2001 amounts have been reclassified to conform with classifications adopted in the third quarter 2002.

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

     Vicom's  website  is  located  at:  www.vicominc.net  .
                                         ----------------

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

     As of September 30, 2002, CTU was providing telephone equipment and service to approximately 1,000 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 3,000 customers. MultiBand, as of September 30, 2002, had approximately 850 customers. Telecommunications systems distributed by Vicom are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

     CTU provides a full range voice, data and video communications systems and service, system integration, training and related communication sales and support activities for commercial, professional and institutional customers, most of which are located in Minnesota, North Dakota, and South Dakota. CTU purchases products and equipment from NEC America, Inc. (NEC), Siemens Enterprise Networks (Siemens), Cisco Systems, Inc. (Cisco), Nortel Networks Corp. (Nortel), Tadiran Telecom, Inc. (Tadiran), and other manufacturers of communications and electronic products and equipment. CTU uses these products to design telecommunications systems to fit its customers' specific needs and demands.

SELECTED  CONSOLIDATED  FINANCIAL  DATA


                                        DOLLAR AMOUNTS AS A       DOLAR AMOUNTS AS A
                                     PERCENTAGE OF REVENUES     PERCENTAGE OF REVENUES
                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                   September 30, September 30, September 30, September 30,
                                       2002          2001          2002       2001
                                    (unaudited)  (unaudited)  (unaudited)  (unaudited)

REVENUES                                  100%         100%         100%         100%
COST OF PRODUCTS & SERVICES              73.3%        79.6%        74.4%        79.1%

GROSS MARGIN                             26.7%        20.4%        25.6%        20.9%

SELLING, GENERAL & ADMINISTRATIVE        35.4%        32.9%        36.3%        31.6%

IMPAIRMENT ON PROPERTY AND EQUIPMENT      1.9%           0          .06%           0

OPERATING LOSS                          -10.6%       -12.5%       -11.3%       -10.7%
  INTEREST EXPENSE & OTHER, NET           6.9%        -4.5%         6.3%        -3.7%
LOSS BEFORE TAXES                       -17.5%       -17.0%       -17.6%       -14.4%
  INCOME TAX                                0            0            0            0
NET LOSS                                -17.5%       -17.0%       -17.6%       -14.4%

The following table sets forth, for the period indicated, the gross margin percentages for Corporate Technologies USA, Inc. and MultiBand, Inc.

                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                   September 30, September 30,   September 30, September 30,
                                       2002          2001             2002       2001
GROSS MARGIN PERCENTAGES:
  CORPORATE TECHNOLOGIES USA, INC.       26.8%       20.0%           25.6%       20.9%
  MULTIBAND, INC.                        24.0%       76.3%           30.9%        6.5%

RESULTS  OF  OPERATIONS

Revenues

     Revenues decreased 16.9% to $6,382,633 in the quarter ended September 30, 2002, as compared to $7,678,534 for the quarter ended September 30, 2001.

     Vicom Inc. has recorded no revenue since the first quarter of Fiscal 2001 as all sales operations were transferred to Corporate Technologies, USA, Inc.

     Revenues for Corporate Technologies decreased 18.3% to $6,227,683 as compared to $7,618,442 in the third quarter of fiscal 2001. This decrease in CTU's revenues resulted primarily from CTU's desire to increase gross margins versus maintaining top line revenues. Thus, CTU has chosen to eliminate certain lower margin equipment sales and instead has increased sales of services which have higher margins.

     MultiBand revenues increased 157.8% to $154,950 in the quarter ended September 30, 2002 as compared to $60,092 in the third quarter of fiscal 2001. This increase is due to the continual addition of Multiband subscribers.

     Revenues for the nine-month period ended September 30, 2002 decreased 29.0% to $18,589,245 from $26,191,582 for the comparable nine-month period of fiscal 2001.

Gross  Margin

     The Company's gross margin increased 8.6% or $134,378 to $1,702,051 for the three months ended September 30, 2002, as compared to $1,567,673 for the similar quarter last year. For the three months ended September 30, 2002, as a percent of total revenues, gross margin was 26.7% as compared to 20.4% for the similar period last year. This increase in gross margin percentage is primarily due to an increase in service sales which have better margins than equipment sales.

     Gross margin for CTU increased by 9.8 %, or $148,990 to $1,670,806 for the three months ended September 30, 2002, as compared to $1,521,816 in the three months ended September 30, 2001.

     Gross margin for Multiband, Inc. for the three months ended September 30, 2002 decreased 18.8% to $37,245 as compared to $45,857 in the third quarter of 2001. Gross margin is expected to increase in the fourth quarter as the Company is anticipating credits to invoices for circuits it believes it has overpaid for as of September 30, 2002.

     For the nine-month period ended September 30, 2002, the Company's gross margin decreased 13.0% or $712,538 to $4,764,735, as compared to $5,477,273 for the similar period last year. The decrease in gross margin is directly attributable to the Company's decrease in revenues.

     For the nine-month period ended September 30, 2002, as a percent of total revenues, gross margin was 25.6% as compared to 20.9% for the similar period last year.

Selling,  General  and  Administrative  Expenses

     Selling, general and administrative expenses decreased 10.8% to $2,256,745 in the three months ended September 30, 2002, compared to $2,529,531 in the prior year quarter. This decrease in selling, general and administrative expenses was, as a percentage of revenues, 35.4% for the three months ended September 30, 2002 and 32.9% for the similar period a year ago.

     For the nine-month period ended September 30, 2002, these expenses decreased 18.4% to $6,753,506, as compared to $8,276,614 for the same period in 2001. As a percentage of revenues, selling, general and administrative expenses are 36.3% for the period ended September 30, 2002, as compared to 31.6% for the same period last year. This percentage increase is primarily attributable to lower top line revenues.

Interest  Expense

     Interest expense was $349,388 for the three months ended September 30, 2002, versus $352,735 for the similar period a year ago. Amortization of original issue discount was $218,400 and $187,500 for the three months ended September 30, 2002 and 2001.

     Interest expense was $1,122,292 for the nine months ended September 30, 2002, and $1,018,944 for the same period last year. For the nine months ended September 30, 2002 amortization of the original discount was $768,159 and $179,968 in the same nine month period last year.

Net  Loss

     In the three months ended September 30, 2002, the Company incurred a net loss of $1,116,733 compared to a net loss of $1,306,060 for the three months ended September 30 of 2001. The nine-month period ended September 30, 2002, resulted in a net loss of $3,278,757 compared to a net loss of $3,764,355 for the same period last year. This reduction in net loss is primarily due to elimination of goodwill amortization in 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Available working capital at September 30, 2002 decreased over the similar period last year due to operating losses. Vicom experienced a material decrease in accounts payable for the period ended September 30, 2002 versus last year's period, primarily due to reduced revenues. Accounts receivable decreased for the period ended September 30, 2002, compared to the prior year period, due to a significant decrease in revenues.

     Inventories as of September 30, 2002 decreased as compared to the period ended September 30, 2001 due to the aforementioned revenue decreases. Net borrowings under notes, leases and installment obligations payable decreased materially for the period ended September 30, 2002 versus prior year period primarily due to payoff of $738,000 worth of leases.

     Management of Vicom believes that, for the near future, cash generated by sales of stock, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its Corporate Technologies USA, Inc. business for the next twelve months provided Company cash losses continue to decrease. Significant continuation of the Company's MultiBand, Inc.'s build-out is highly dependent on securing additional financing for future projects. Management believes that while future build-out financing is available, there is no guarantee that said financing will be obtained.

CAPITAL  EXPENDITURES

     The Company used $583,552 for capital expenditures during the nine months ended September 30, 2002, as compared to $1,585,278 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use and for MultiBand build-out projects as compared to the same period last year when MultiBand build-out costs for construction totaled $1,548,072. The Company has started a new business approach with having the building owners buy the equipment and pay MultiBand a reduced management fee.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

Impairment  of  Long-Lived  Assets
----------------------------------
The Company's long-lived assets include property, equipment and leasehold improvements. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the nine months ended September 30, 2002 and 2001, the Company recorded an impairment loss related to long-lived assets of $119,480 and $0 for the nine months ended September 30, 2002 and 2001.

Impairment  of  Goodwill
------------------------
We periodically evaluate acquired businesses for potential impairment indicators. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the nine months ended September 30, 2002 and 2001, the Company did not record any impairment losses related to goodwill.

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

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS.

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM  3.  QUANTITIVE  AND  QUALITIVE  DISCLOSURE  ABOUT  MARKET  RISK

     Vicom is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest.

ITEM  4.  CONTROLS  AND  PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

As of September 30, 2002, the Company was not engaged in any legal proceedings whose anticipated results would have a material adverse impact.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

           99.1

(b)     Reports  on  Form  8-K.

           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Vicom,  Inc.
                               Registrant
                               By:

                                        /s/  James  L.  Mandel
Date:  November  14,  2002             Chief  Executive  Officer



                               By:
                                        /s/  Steven  M.  Bell
                                       Chief  Executive  Officer
Date: November 14, 2002           (Principal Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, James Mandel, Chief Executive Officer of Vicom Incorporated, certify that:

     1.     I  have  reviewed  this  quarterly  report  on  Form  10-Q  of Vicom
Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November  14,  2002               Signature: /s/ James Mandel
                                                     ___________________________
                                                     James  Mandel
                                                     Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Steven Bell, Chief Financial Officer of Vicom Incorporated, certify that:

     1.     I  have  reviewed  this  quarterly  report  on  Form  10-Q  of Vicom
Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November  14,  2002               Signature: /s/ Steven Bell
                                                    ___________________________
                                                    Steven  Bell
                                                    Chief  Financial  Officer

                                  Exhibit 99.1

                                   Vicom, Inc.


                Certification Pursuant to 18 U.S.C. Section 1350
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with this Quarterly Report Form 10-Q, Vicom, Inc. (the "Company") for the period ended September 30, 2002, I, James L Mandel, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. This Periodic Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November  14,  2002           By:         /s/  James  L.  Mandel
                                               Chief  Executive  Officer

     In connection with this Quarterly Report Form 10-Q, Vicom, Inc. (the "Company") for the period ended September 30, 2002, I, Steven M. Bell, Secretary and Treasurer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. This Periodic Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and
2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November  14,  2002           By:       /s/ Steven  M.  Bell
                                             Chief  Financial  Officer