Form 10-K
period 2002-12-31
VICOM INC
filed 2003-03-31
CIK 732412

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

                     FOR THE PERIOD ENDED DECEMBER 31, 2002

                                       OR

|_|  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  AND
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                         ------------    -------

                         COMMISSION FILE NUMBER 0 - 1325


                               VICOM, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    MINNESOTA
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                  41 - 1255001
--------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

              9449 Science Center Drive, New Hope, Minnesota 55428
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |_| No |X|

     As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq Smallcap was approximately $9,393,037.

     As of March 17, 2003, there were 13,642,405 outstanding shares of the registrant's common stock, par value $0.01 per share.

================================================================================

                       Documents Incorporated By Reference

     Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

                                Table of Contents

           Page
Part I     Item 1.  Business
                    Summary
                    Industry Overview
                    Products and Services
                    MultiBand, Inc.
                    Risk Factors
           Item 2.  Properties
           Item 3.  Legal Proceedings
           Item 4.  Submission of Matters to a Vote of Security Holders
Part II
           Item 5.  Market for the Registrant's Common Equity and Related Shareholder Matters
           Item 6.  Selected Financial Data
           Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations
          Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
           Item 8.  Consolidated Financial Statements and Supplementary Data
           Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure
Part III
          Item 10.  Directors and Executive Officers of the Registrant
          Item 11.  Executive Compensation
          Item 12.  Security Ownership of Certain Beneficial Owners and Management
          Item 13   Certain Relationships and Related Transactions
Part IV
          Item 14   Controls and Procedures
          Item 17   Exhibits, Financial Statement Schedules, and Reports on Form-8K
                    Signatures

Item 1

Business

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

     As of March 17, 2003, CTU was providing telephone equipment and service to approximately 800 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 2,100 customers. Telecommunications systems distributed by CTU are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

     CTU provides a full range voice, data and video communications systems and service, system integration, training and related communication sales and support activities for commercial, professional and institutional customers, most of which are located in Minnesota and North Dakota. CTU purchases products and equipment from NEC America, Inc. (NEC), Siemens Enterprise Networks (Siemens), Cisco Systems, Inc. (Cisco), Nortel Networks Corp. (Nortel), Tadiran Telecommunications, Inc. (Tadiran), and other manufacturers of communications and electronic products and equipment. CTU uses these products to design telecommunications systems to fit its customers' specific needs and demands.

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

     In February 2003, the Company formed a 50% owned subsidiary, Multiband USA, Inc. This subsidiary will provide the digital satellite signal to private cable operations to multiple dwelling units.

     See Page 23 for financial information for each segment.

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

     The markets and technologies for communication equipment and IT applications and systems continues to converge as communication equipment migrates from proprietary switches to software-driven systems operating on standardized computer platforms. As a result, businesses are integrating their communication and IT systems. As previously separate communication and IT technologies converge and their interoperability increases, more organizations will seek a unified technology solution. Vicom believes that these organizations will attempt to reduce costs and management complexity by establishing relationships with a small number of providers that offer a broad range of both communication and IT products and services throughout the full life-cycle of a project. Vicom believes it has positioned itself to be one of those providers.

     While   customers   continue  to  rely  heavily  on  technology  to  reduce
transaction costs by increasing operational efficiencies, the bias toward software-centric solutions in lieu of hardware continues. Notwithstanding the slow economic conditions, growth continues to occur in areas such as customer contact solutions, CTI (computer telephony integration), unified media, convergence (IP telephony), and mobility.

     Current financial pressures also are making it increasingly difficult for communications equipment manufacturers to support a direct distribution model. Most independent distribution channels lack an adequate geographic footprint, infrastructure, processes, and resources to effectively fulfill the manufacturer's need to deploy complex high-end technology solutions. This has resulted in the need for systems integration and support services through third party providers. A key competency being driven by the market is the ability to effectively integrate disparate technology platforms into enterprise-wide applications solutions.

     As a result of these factors, demand for communication services and products has been relatively flat. Phillips InfoTech (InfoTech), a market research firm specializing in telecommunications market information, estimates that the U.S. market for traditional voice PBX systems will continue to decline over the next five year as enterprises shift to converged solutions, a combined form of voice and data, also referred to as IP Telephony. In 2001, total PBX line shipments declined 12.2% from the same period in 2000. In contrast, IP line shipments grew nearly 230.0% to 1.6 million lines during the same period.

Purchases associated with converged solutions are forecasted to grow approximately 29.0% between 2001 and 2002, increasing to 47.8% growth from 2002 to 2003. Recent slowdowns in technology spending may delay this development, however. Overall revenues in the U.S. marketplace for voice and convergence are projected to reach $5.6 billion by 2005. Field maintenance and repair is the largest, but slowest growing segment in services associated with the voice marketplace. This includes the maintenance and repair of PBX, Key/Hybrid, Voice
Processing: IVR, CTI, ACD and fax. Growth in 2001 was estimated by Phillips InfoTech at 2.8% to $4.2 billion, with expected growth to $4.8 billion by 2005. Spending in video conferencing totaled an estimated $600.0 million in 2001, and is projected to grow to $1.4 billion by 2006, while the audio and data conferencing market is projected to grow to $2.4 billion in 2004 from $1.7 billion in 2001, according to Wainhouse Research and Frost & Sullivan, market research firms specializing in collaboration and telecommunications data.


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

Sales and Marketing

     As of March 17, 2003, we had 30 sales and marketing personnel with expertise in telecommunications, computers and network services. CTU has a consultative approach to selling, in which the salesperson analyzes the customer's operations and then designs an application-oriented technical solution to make the customer more efficient and profitable. CTU uses several techniques to pursue new customer opportunities, including advertising, participation in trade shows, seminars and telemarketing.

Customers

     CTU provides its products and services to commercial, professional and government users within the states of Minnesota and North Dakota. CTU's customers are diverse and represent various industries such as financial services, hospitality, legal, manufacturing, and education. In its year ended December 31, 2002 CTU received approximately 22.8% of its revenues from two customers, Merit Care and Microsoft Great Plains. In its year ended December 31, 2001, CTU received approximately 21.7 % of all revenues from two customers. Those two customers are Microsoft Great Plains and the State of North Dakota. CTU received approximately 27% of all revenues from two customers in the year 2000. These two customers are Great Plains Software and the State of North Dakota.


Customer Service

     CTU has 18 full-time customer service and related support personnel who assist in project management duties, post-sale communications (which include site surveys), coordinated network services, and end-user training. Each key account is assigned its own individual customer service representative to ensure efficient implementation. The customer service representative works closely with the sales representative and main technician assigned to the project to facilitate the utmost in customer satisfaction.

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

     In 2002, Ingram Micro supplied 57.7% and Dell Computer 11.8% of total products purchased. In 2001, Ingram Micro supplied 37.8% and Tech Data provided 18.9% of total products purchased. In 2000, Ingram Micro supplied 24% and Tech Data provided 18% of total products purchased.

     The products CTU purchase are off-the-shelf products. CTU has several alternate suppliers of computer products and could substitute any one of these suppliers with an alternate supplier fairly quickly on the same or similar terms.

     CTU has a distribution agreement with NEC, its main supplier of telecommunication products, which expires June 30, 2003. CTU could replace NEC with an alternate supplier fairly quickly, but with a less competitive product. However, CTU's replacement of NEC could have a material adverse effect on Vicom's business, operating results and financial condition.

MultiBand

     We have expanded our strategy to include the vast potential of the multi dwelling unit (MDU) market. Our experience in this market suggests that property owners and managers are currently looking for a solution that will satisfy two pressing concerns. The first problem that they are dealing with is how to satisfy the residents who desire to bring satellite television service to the unit without creating an eyesore or a structural/maintenance problem. The second is how to allow competitive access for local and long distance telephone cable television and Internet services. Our MultiBandsm offering addresses these problems and provides the consumer several benefits, including:

     o    Lower Cost Per Service

     o    Blended Satellite and Cable Television Package

     o Multiple Feature Local Phone Services (features such as call waiting, call forwarding and three-way calling)

     o    Better than Industry Average Response Times

     o    One Number for Billing and Service Needs

     o    One Bill for Local, Long Distance Cable Television and Internet

     o    "Instant On" Service Availability

     As we develop and market this package, we will keep a marketing focus on two levels of customer for this product. The primary decision-makers are the property owners/managers. Their concerns are focused on delivering their residents reliability, quality of service, short response times, minimized disruptions on the property, minimized alterations to the property and value added services. Each of these concerns is addressed in our contracts with the property owner, which include annual reviews and 10 to 15 year terms as service providers on the property. The secondary customer is the end-user. We will provide the property with on-going marketing support for their leasing agents to deliver clear, concise and timely information on our services. This will include simple sign up options that should maximize our penetration of the property.

     When taken as a whole, and based on Vicom's interpretations of U.S. Census Bureau statistics, cable television, telephone and internet services generate over $170 billion of revenues annually in the U.S. These statistics indicate stable growing markets with demand that is likely to deliver significant values to businesses that can obtain a subscriber base of any meaningful size.

Multiband Industry Analysis

Strategy

     For the near future, the services described below will be offered primarily in Midwestern states.

Local Telephone Service

     Our primary competition will come from the local incumbent providers of telephone and cable television services. In Minnesota, we expect to compete with Qwest (Qwest) for local telephone services and with Comcast for PAY-TV customers. Although Qwest has become the standard for local telephone service, we believe we have the ability to underprice their service while maintaining high levels of customer satisfaction.

Cable Television Service

     Comcast is the cable television service provider that has resulted from the merger and acquisition of two competitive cable providers. This actually has improved the overall continuity of service. However, we have a significant consumer benefit in that we are establishing private rather than public television systems, which allows us to deliver a package that is not laden with local "public access" stations that clog the basic service package. In essence, we will be able to deliver a customized service offering to each property based upon pre-installation market research that we perform.

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

Market Description

     We are currently marketing MultiBandsm to MDU properties primarily throughout Minnesota. We are focusing on properties that consist of 50 or more units. We will target properties that range from 50 to 150 units on a contiguous MDU property for television and Internet access only. We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

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

Number of Units/Customers

     At December 31, 2002, MultiBand had 2,870 units wired for service and 1,125 customers using its services.



Backlog

     At December 31, 2002, MultiBand was projecting that in 2003, it would wire for its services in excess of 6,000 multi-dwelling units. The Company's timetable for completing and its ability to complete these installations is contingent on its ability to raise additional debt and/or equity financing necessary to fund the installations.

Employees

     As of March 15, 2003, Vicom employed four full-time management employees. As of that same date, CTU had 111 full-time employees, consisting of 30 in sales and marketing, 45 in technical positions, 18 in customer service and related support, 10 in management and 8 in administration and finance. As of March 15, 2003, MultiBand, Inc. has 2 full-time employees, one in sales and the rest in operations.

Risk Factors

     Our operations and our securities are subject to a number of risks, including but not limited to those described below. If any of the following risks actually occur, the business, financial condition or operating results of Vicom and the trading price or value of our common stock could be materially adversely affected.

General

     Vicom, since 1998, has taken several significant steps to reinvent and reposition itself to take advantage of opportunities presented by a shifting economy and industry environment.

     Recognizing that voice, data and video technologies in the late twentieth century were beginning to systematically integrate as industry manufacturers were evolving technological standards from "closed" proprietary networking architectures to a more "open" flexible and integrated approach, Vicom, between 1998 and 2001, purchased three competitors which, in the aggregrate, possessed expertise in data networking, voice and data cabling and video distribution technologies.

     In early 2000, Vicom created its Multiband subsidiary, employing the aforementioned expertise, to provide communications and entertainment services (local dial tone, long distance, high-speed internet and expanded satellite television services) to residents in Multi-Dwelling-Unit properties (MDUs) on one billing platform. Although Multiband related revenues (installations and recurring subscriber fees) should account for less than 10% of overall Vicom revenues in 2002, Vicom expects Multiband related revenues to increase significantly in 2003 as a percentage of overall revenues. These revenues are expected to provide higher gross margins than the company's more traditional sales to commercial enterprises.

     The specific risk factors, as detailed below, should be analyzed in the context of the Company's anticipated Multiband related growth.

Net Losses

     The Company had net losses of $4,438,059 for the fiscal year ended December 31, 2002, $5,325,552 for the fiscal year ended December 31, 2001, and $4,235,831 for the fiscal year ended December 31, 2000. Vicom may never be profitable.

     The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

     If we cannot achieve profitability from operating activities, we may not be able to meet:

     o    our capital expenditure objectives;

     o    our debt service obligations; or

     o    our working capital needs.

Dependence on Asset-Based Financing

     Vicom currently depends on asset-based financing to purchase product, and we cannot guarantee that such financing will be available in the future. Furthermore, we need additional financing to support the anticipated growth of our Multiband subsidiary. We cannot guarantee that we will be able to obtain this additional financing.

     However, the Company recently introduced a program where it can control capital expenditures by contracting Multiband services and equipment through a landlord or third party investor owned equipment program. This program both significantly reduces any Company expenditures in a Multi-dwelling-unit installation and permits the Company to record revenues from the third party sale of said equipment.

Goodwill

     In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changes the amortization rules on recorded goodwill from a monthly amortization to a periodic "impairment" analysis for fiscal years beginning after December 15, 2001. In 2002, the Company retained an independent outside expert to evaluate the impact of this new Accounting standard and the expert concluded there was no impairment to goodwill. However, the Company could be subject to a determination that its goodwill is impaired in the future. As of December 31, 2002, the Company had recorded goodwill of approximately $2.7 million.

Deregulation

     Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced that address issues affecting operations and those of our competitors, which may cause significant changes to our industry. We cannot predict the outcome of these developments, nor can we assure you that these changes will not have a material adverse effect on us. Historically, we have been a reseller of products and services, not a manufacturer or carrier requiring regulation of its activities. Pursuant to Minnesota statutes, our Multiband activity is specifically exempt from the need to tariff our services in multiple dwelling units (MDUs). However, the Telecommunications Act of 1996 provides for significant deregulation of the telecommunications industry, including the local telecommunications and long-distance industries. This federal statute and the related regulations remain subject to judicial review and additional rule-makings of the Federal Communications Commission, making it difficult to predict what effect the legislation will have on us, our operations, and our competitors.

Dependence on Strategic Alliances

     Vicom has a distribution agreement with NEC, its main supplier of telecommunication products, which expires June 30, 2003. An interruption or substantial modification of Vicom's distribution relationship with NEC could have a material adverse effect on Vicom's business, operating results and financial condition.

     In addition, several suppliers, or potential suppliers of Vicom, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years. While the financial distress of its suppliers or potential suppliers could have a material adverse effect on Vicom's business, Vicom believes that enough alternate suppliers exist to allow the Company to execute its business plans.

Changes in Technology

     A portion of our projected future revenue is dependent on public acceptance of broadband, and expanded satellite television services. Acceptance of these services is partially dependent on the infrastructure of the internet and satellite television which is beyond Vicom's control. In addition, newer technologies, such as video-on-demand, are being developed which could have a material adverse effect on the Company's competitiveness in the marketplace if Vicom is unable to adopt or deploy such technologies.

Attraction and Retention of Employees

     Vicom's success depends on the continued employment of certain key personnel, including executive officers. If Vicom were unable to continue to attract and retain a sufficient number of qualified key personnel, its business, operating results and financial condition could be materially and adversely affected. In addition, Vicom's success depends on its ability to attract, develop, motivate and retain highly skilled and educated professionals with a wide variety of management, marketing, selling and technical capabilities. Competition for such personnel is intense and is expected to increase in the future.

Business Growth and Scalability

     Vicom's Multiband subsidiary, as of December 31, 2002, was providing communications and entertainment services to ten MDUs located in Minnesota and North Dakota. Vicom needs to provide products and services to additional MDUs if it is to become profitable. Vicom may need to go beyond its current geographic territory to increase its MDU customers and attract additional financing.

     In expanding the provision of its services to MDUs in its current territories and beyond, Vicom needs to successfully overcome a number of the factors listed above such as attracting the capital to finance expanded installations, obtaining additional technical staff for installation and support in its present markets and beyond; and extending its key vendor relationships into other markets.

Intellectual Property Rights

     Vicom relies on a combination of trade secret, copyright, and trademark laws, license agreements, and contractual arrangements with certain key employees to protect its proprietary rights and the proprietary rights of third parties from which Vicom licenses intellectual property. If it was determined that Vicom infringed the intellectual property rights of others, it could be required to pay substantial damages or stop selling products and services that contain the infringing intellectual property, which could have a material adverse effect on Vicom's business, financial condition and results of operations. Also, there can be no assurance that Vicom would be able to develop non-infringing technology or that it could obtain a license on commercially reasonable terms, or at all. Vicom's success depends in part on its ability to protect the proprietary and confidential aspects of its technology and the products and services it sells. There can be no assurance that the legal protections afforded to Vicom or the steps taken by Vicom will be adequate to prevent misappropriation of Vicom's intellectual property.



Variability of Quarterly Operating Results; Seasonality

     Variations in Vicom's revenues and operating results occur from quarter to quarter as a result of a number of factors, including customer engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates, the ability of customers to terminate engagements without penalty, the size and scope of assignments and general economic conditions. Because a significant portion of Vicom's expenses are relatively fixed, a variation in the number of customer projects or the timing of the initiation or completion of projects could cause significant fluctuations in operating results from quarter to quarter. Further, Vicom has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues and operating income occurring during the third quarter of the fiscal year.

Certain Anti-Takeover Effects

     Vicom is subject to Minnesota statutes regulating business combinations and restricting voting rights of certain persons acquiring shares of Vicom. These anti-takeover statutes may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of Vicom's securities, or the removal of incumbent management.

Volatility of Vicom's Common Stock

     The trading price of our common stock has been and is likely to be volatile. The stock market has experienced extreme volatility, and this volatility has often been unrelated to the operating performance of particular companies. We cannot be sure that an active public market for our common stock will continue after this offering. Investors may not be able to sell the common stock at or above the price they paid for their common stock, or at all. Prices for the common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors' perceptions of us and general economic, industry and market conditions.

Future Sales of Our Common Stock May Lower Our Stock Price

     If our existing shareholders sell a large number of shares of our common stock, the market price of the common stock could decline significantly. The perception in the public market that our existing shareholders might sell shares of common stock could depress our market price.

FORWARD-LOOKING STATEMENTS

     This document contains forward-looking statements within the meaning of federal securities law. Terminology such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements appear in a number of places in this prospectus and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the industries in which we operate, as well as the industries we service, and our business and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in "Risk Factors."


Item 2:

Properties

     Vicom and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58103 and 9449 Science Center Drive, New Hope, Minnesota 55428. We have no foreign operations. The main Fargo office lease expires in 2017 and covers approximately 22,500 square feet. The Fargo base rent ranges from $21,577 to $24,360 per month. The New Hope office lease expires in 2006 and covers approximately 47,000 square feet. The New Hope base rent ranges from $16,640 to $17,653 per month. Both the New Hope and Fargo leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities. Both offices have office, warehouse and training facilities.

     Vicom considers its current facilities adequate for its current needs and believes that suitable additional space would be available as needed.

Item 3:

Legal Proceedings

     The Company is involved in legal actions in the ordinary course of business. However, as of December 31, 2002, Vicom was not engaged in any pending legal proceedings where, in the opinion of the Company and its counsel, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

Item 4:

Submission of Matters to a vote of Security Holders

     The Company did not submit matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

Item 5:

Market for the Registrant's Common Stock and Related Shareholder Matters

     Through May 17, 2000, Vicom's common stock was traded and quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "VICM." From May 18, 2000 until August 21, 2000, the common stock was quoted under the VICM symbol on the Pink Sheets(R) operated by Pink Sheets LLC. From August 21, 2000, to December 12, 2000, Vicom's common stock was traded and quoted on the OTCBB under the VICM symbol. Since then, the stock has been traded and quoted on the Nasdaq Smallcap market system. The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2001 and December 31, 2002 and as provided by Nasdaq, the OTCBB or the Pink Sheets. Market quotations provided herein represent inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

            Quarter Ended                              High Bid      Low Bid
            -------------                              --------      -------
March 31, 2001 .........................                5.25           3.00
June 30, 2001 ..........................                4.38           2.38
September 30, 2001 .....................                3.00           1.01
December 31, 2001 ......................                2.14            .91
March 31, 2002 .........................                1.90           1.37
June 30, 2002 ..........................                1.75            .80
September 30, 2002 .....................                 .92            .52
December 31, 2002 ......................                1.12            .50

     As of March 17, 2003, Vicom had 518 shareholders of record of its common stock and 13,642,405 shares of common stock outstanding. As of that date, eight shareholders held a total of 27,831 of Class A Preferred, one shareholder held 6,200 shares of Class B Preferred, five shareholders held a total of 127,510 shares of Class C Preferred, and seven shareholders held a total of 70,000 shares of Class E Preferred.

Recent Sales of Unregistered Securities

     The Company in 2002 issued $460,000 worth of its common stock to Pyramid Trading LP. The common stock was issued at various prices pursuant to a formula tied to the trading price of the Company's common stock.

     The Company, in the fourth quarter of 2002, issued $700,000 worth of Class E Preferred Stock to various accredited investors.

     At various other times in 2002, the Company, via conversions of preferred stock or investor purchases of common stock, issued common shares at various prices.

     In connection with these sales, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D based on (i) our belief that the issuances did not involve a public offering, (ii) the transactions involved fewer than 35 purchasers, and (iii) because we had a reasonable basis to believe that each of the shareholders were either accredited or otherwise had sufficient knowledge and sophistication, either alone or with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment decision.

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

     Holders of common stock are entitled to receive such dividends as are declared by Vicom's Board of Directors out of funds legally available for the payment of dividends. Vicom presently intends not to pay any dividends on the common stock for the foreseeable future. Any future determination as to the declaration and payment of dividends will be made at the discretion of the Board of Directors. In the event of any liquidation, dissolution or winding up of Vicom, and subject to the preferential rights of the holders of the Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred and Class E Preferred, the holders of common stock will be entitled to receive a pro rata share of the net assets of Vicom remaining after payment or provision for payment of the debts and other liabilities of Vicom.

     All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock of Vicom are not liable for further calls or assessments.


Preferred Stock

     In December 1998, Vicom issued 2,550 shares of Class A Preferred for $23,638 and 37,550 shares of Class B Preferred for $359,893. The Class B Preferred was offered to certain note holders at a conversion rate of $10.00 per share of Class B Preferred. Each share of Class A Preferred and Class B Preferred is non-voting (except as otherwise required by law) and convertible into five shares of common stock, subject to adjustment in certain circumstances. Each holder of a share of Class A Preferred or Class B Preferred has a five-year warrant to purchase one share of common stock at $3.00 per share, subject to adjustment. During 2001, Vicom issued 67,655 shares of Class A Preferred for $676,556.

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

     In the second quarter of 2002, Preferred Class D stocks were redeemed; $100,000 converted to Common Stock, and $300,000 converted to a Note Payable.

     In the fourth quarter of 2002, Vicom issued 70,000 shares of Class E Preferred for $700,000, with $600,000 related to conversion of a note payable from a director of the Company into Preferred Stock.

     The holders of the Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred and Class E Preferred (collectively, "Preferred Stock") are entitled to receive, as and when declared by the Board, out of the assets of the Company legally available for payment thereof, cumulative cash dividends calculated based on the $10.00 per share stated value of the Preferred Stock. The per annum dividend rate is eight percent (8%) for the Class A Preferred and ten percent (10%) for the Class B Preferred and Class C Preferred, fourteen percent (14%) for the Class D Preferred and fifteen percent (15%) in the Class E Preferred, to be paid in kind. Dividends on the Class A Preferred, Class C Preferred and Class D Preferred are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Dividends on the Class B Preferred are payable monthly on the first day of each calendar month. Dividends on the Preferred Stock accrue cumulatively on a daily basis until the Preferred Stock is redeemed or converted.

     In the event of any liquidation, dissolution or winding up of Vicom, the holders of the Class A Preferred and Class B Preferred will be entitled to receive a liquidation preference of $10.50 per share, and the holders of the Class C Preferred, Class D Preferred and Class E Preferred will be entitled to receive a liquidation preference of $10.00 per share, each subject to adjustment. Any liquidation preference shall be payable out of any net assets of Vicom remaining after payment or provision for payment of the debts and other liabilities of Vicom.

     Vicom may redeem the Preferred Stock, in whole or in part, at a redemption price of $10.50 per share for the Class A Preferred and the Class B Preferred and $10.00 per share for the Class C Preferred, Class D Preferred and Class E Preferred (subject to adjustment, plus any earned and unpaid dividends) on not less than thirty days' notice to the holders of the Preferred Stock, provided that the closing bid price of the common stock exceeds $4.00 per share (subject to adjustment) for any ten consecutive trading days prior to such notice. Upon Vicom's call for redemption, the holders of the Preferred Stock called for redemption will have the option to convert each share of Preferred Stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by Vicom in its sole discretion. Preferred Stock not so converted will be redeemed. No holder of Preferred Stock can require Vicom to redeem his or her shares.

Equity Compensation

     The following table sets forth certain information regarding equity compensation plan information as of December 31, 2002.

                      Equity Compensation Plan Information


                                               Number of Securities                                 Number of securities
                                                 to be issued upon         Weighted-average       remaining available for
                                                    exercise of           exercise price of        future issuance under
                                               outstanding options,      outstanding options,    equity compensation plans
                                                   warrants and        warrants and restricted     (excluding securities
                                                 restricted stock               stock             reflected in column (a))
                                                 ----------------               -----             ------------------------
                                                        (a)                      (b)                          (c)
Equity compensation plans approved by
security holders                                     1,093,157                   2.45                    2,106,843
Equity  compensation  plans not  approved by
security holders                                     4,372,462                   2.05                         N/A
                                                     ---------                                           --------
Total                                                5,465,619                                           2,106,843


Item 6:

Selected Consolidated Financial Data

     The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data for each of the fiscal years in the three year period ended December 31, 2002, have been derived from our consolidated financial statements and accompanying notes contained in this prospectus. The Statement of Operations Data for the years ended December 31, 1999 and1998 and the Balance Sheet data at December 31, 2000, 1999 and 1998 has been derived from our audited consolidated financial statements which are not contained in this filing.


Statement of Operations Data        2002              2001              2000              1999              1998
----------------------------    ------------      ------------      ------------      ------------      ------------
Revenues ...................    $ 24,540,969      $ 32,260,777      $ 39,781,846      $ 20,388,870      $  6,458,113
Cost of products and
   services ................    $ 18,036,750      $ 25,245,186      $ 31,698,569      $ 16,247,898      $  4,841,111
Gross profit ...............    $  6,504,219      $  6,965,591      $  8,083,277      $  4,140,972      $  1,617,002
% of revenues ..............            26.5%             21.6%             20.3%             20.3%             25.0%
Selling, general and
 administrative expenses ...    $  9,337,292      $ 10,962,739      $ 11,852,041      $  5,823,945      $  2,839,862
% of revenues ..............            38.0%             34.0%             29.8%             28.6%             44.0%
Loss from Operations .......    $ (2,833,073)     $ (3,997,148)     $ (3,768,764)     $ (1,682,973)     $ (1,222,860)
Other expense net ..........    $ (1,604,986)     $ (1,328,404)     $   (458,067)     $   (139,461)     $   (170,888)
Loss before income taxes        $ (4,438,059)     $ (5,325,552)     $ (4,226,831)     $ (1,822,434)     $ (1,393,748)
Income tax provision .......    $          0      $          0      $      9,000      $    241,200      $     50,000
Net Loss ...................    $ (4,438,059)     $ (5,325,552)     $ (4,235,831)     $ (2,063,634)     $ (1,443,748)
Loss attributable to common
   stockholders ............    $ (4,591,637)     $ (5,758,221)     $ (5,082,011)     $ (2,101,603)     $ (1,443,748)
Loss per common share-basic
   and diluted .............    $       (.39)     $       (.66)     $      (0.72)     $      (0.55)            (0.68)
Weighted average shares
   outstanding .............      11,735,095         8,762,814         7,009,751         3,821,978         2,129,387


Balance Sheet Data                  2002              2001              2000              1999              1998
----------------------------    ------------      ------------      ------------      ------------      ------------
Working capital
   (deficiency) ............    $   (252,870)     $    426,549      $  2,870,114      $ (2,882,907)     $    (43,161)
Total assets ...............    $ 10,347,316      $ 12,209,681      $ 15,614,573      $ 12,598,745      $  6,630,917
Long-term debt .............    $  3,273,350      $  3,311,870      $  3,362,083      $    926,821      $    826,490
Stockholders' equity .......    $  2,642,285      $  4,184,001      $  5,876,352      $  1,026,344      $    689,775

Item 7:

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of the financial condition and results of operations of Vicom, Incorporated should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Years Ended December 31, 2002 and December 31, 2001

Results of Operations

     The   following   table  sets  forth   certain  items  from  the  Company's
consolidated statements of operations expressed as a percentage of total revenue.


                            2002         2001
                           -------      -------
Revenues
Vicom                          .0%         .0%
CTU                         97.65%      99.22%
MultiBand, Inc.              2.35%        .78%
                           ------      ------
         Total Revenues     100.0%      100.0%
                           ======      ======
Cost of Sales
Vicom                          .0%        .02%
CTU                         71.89%      77.39%
MultiBand, Inc.              1.61%        .69%
                           ------      ------
Total Cost of Sales         73.50%      78.10%
                           ======      ======
Gross Margin                 26.5%      21.88%
Selling, General and        37.39%      34.45%
Administrative expenses
Operating Loss             (11.34%)    (12.56%)
Net Loss                   (17.78%)    (16.73%)

Revenues

     Total revenues decreased 23.9% to $24,540,969 in 2002 from $32,260,777 in 2001.

     Revenues from the CTU segment which traditionally sells computer technologies products and services decreased 25.1% to $23,963,748 in 2002 from $31,994,781 in 2001. This decrease in CTU segment revenues resulted primarily from weaker economic conditions in 2002 and from CTU's desire to increase gross margins versus maintaining top line revenues.

     Vicom segment had no revenues.

     Revenues from MultiBand increased 131% to $577,221 in 2002 from $249,590 in 2001. This increase is due to the expansion of Multiband services to ten properties.

Gross Margin

     The Company's gross margin was $6,504,219 for 2002, as compared to $6,965,591 for 2001. The decrease of 6.6% in 2002 was due to reduced revenues. For 2002, gross margin, as a percentage of total revenues, was 26.50% versus 21.5% for 2001. This increase in gross margin revenues is primarily due to an increase in sale of services constituting a greater percentage of overall revenues than in the prior year. As the Company continues to strive for bundled sales of services, and bundled sales of equipment and services, the Company anticipates that it will maintain its gross margin percentages in fiscal 2003.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 14.83% to $9,337,292 in 2002, compared to $10,962,739 in 2001. This decrease in expenses is primarily related to reductions in payroll, benefits and vehicle expenses. Selling, general and administrative expenses were, as a percentage of revenues, 38.0% for 2002 and 33.9% for 2001.

Interest Expense

     Interest expense was $1,604,512 for 2002, versus $1,446,868 for 2001 reflecting an increase in debt due to capital raising efforts, valuation of warrants issued with Preferred Stock and convertible notes, and additional borrowings.

Net Loss

     In 2002, the Company incurred a net loss of $4,438,059 compared to a net loss of $5,325,552 for 2001. The decrease in net loss is primarily due to a significant reduction in payroll and benefit related expenses from the prior year.

Years Ended December 31, 2001 and December 31, 2000

Results of Operations

     The   following   table  sets  forth   certain  items  from  the  Company's
consolidated statements of operations expressed as a percentage of total revenue.

                            2001         2000
                           -------      -------
Revenues
Vicom and VMTS                   0%         8.2%
CTU                           99.2%        91.6%
MultiBand, Inc.                .78%         0.2%
                           -------      -------
   Total Revenues            100.0%       100.0%
                           =======      =======
Cost of Sales
Vicom and VMTS                 .02%         6.2%
CTU                          77.39%        73.2%
MultiBand, Inc.                .69%         0.3%
                           -------      -------
Total Cost of Sales          78.10%        79.7%
                           =======      =======
Gross Margin                 21.88%        20.3%
Selling, General and         34.45%        29.8%
Administrative expenses
Operating Loss              (12.56%)       (9.5%)
Net Income Loss             (16.73%)      (10.6%)

Revenues

     Total revenues decreased 18.9% to $32,260,777 in 2001 from $39,781,846 in 2000.

     Revenues from the CTU segment which traditionally sells computer technologies products and services decreased 12.2% to $31,994,781 in 2001 from $36,460,217 in 2000. This decrease in CTU segment revenues resulted primarily from weaker economic conditions in 2001 and from CTU's desire to increase gross margins versus maintaining top line revenues.

     Revenues from the Vicom segment were minimal as Vicom had no active operations in 2001.

     Revenues from Multiband increased 240% to $249,591 in 2001 from $73,219 in 2000. The year 2001 was the first full year of operations for Multiband. Revenues for 2000 reflected only six months of operations.

Gross Margins

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



Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 7.5% to $10,962,739 in 2001, compared to $11,852,041 in 2000. This decrease in expenses is primarily related to reductions in payroll. Selling, general and administrative expenses were, as a percentage of revenues, 33.9% for 2001 and 29.8% for 2000.

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

Unaudited Quarterly Results

     The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ending December 31, 2002. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues in the third quarter of the fiscal year.

------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
                             Dec. 31,     Sept. 30,     June 30,     March 31,    Dec. 31,      Sept. 30,    June 30,     March 31,
                              2002         2002          2002         2002         2001          2001         2001         2001
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Revenues:
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Vicom                               0             0            0            0             0            0            0            0
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
CTU                         5,758,953     6,227,683    5,815,531    6,161,581     5,980,561    7,618,442    7,794,443   10,617,741
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
MultiBand                     192,771       154,950      128,893      100,607        88,634       60,092       35,786       65,078
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Total Revenues              5,951,724     6,382,633    5,944,424    6,262,188     6,069,195    7,678,534    7,830,229   10,682,819
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Cost of Sales               4,212,240     4,680,582    4,354,714    4,789,214     4,580,877    6,110,861    6,048,399    8,555,049
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Gross Margin                1,739,484     1,702,051    1,589,710    1,472,974     1,488,318    1,567,673    1,781,830    2,127,770
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
SG&A Expense                2,484,108     2,376,225    2,240,223    2,236,736     3,175,613    2,040,043    2,738,537    3,008,546
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Operating Loss              (744,624)     (674,174)    (650,513)    (763,762)   (1,687,295)    (472,370)    (956,707)    (880,776)
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Interest Expense            (462,420)     (349,388)    (426,869)    (365,835)     (427,924)    (352,735)    (373,771)    (292,438)
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Other Income (Expenses)        47,740      (93,171)       25,281       19,676       554,022    (480,955)          307       45,090
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Net Loss Before Taxes     (1,159,304)   (1,116,733)  (1,052,101)  (1,109,921)   (1,561,197)  (1,306,060)  (1,330,171)  (1,128,124)
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Income Tax (Benefit)
Provision                           0             0            0            0             0            0            0            0
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Net Loss                  (1,159,304)   (1,116,733)  (1,052,101)  (1,109,921)   (1,561,197)  (1,306,060)  (1,330,171)  (1,128,124)
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------
Loss Per Common Share
Basic and Diluted               (.11)         (.09)        (.09)        (.10)         (.19)        (.15)        (.18)        (.14)
------------------------- ------------ ------------- ------------ ------------ ------------- ------------ ------------ ------------

Liquidity and Capital Resources

Year Ended December 31, 2002

     Available working capital, for 2002, decreased $679,419 due to Vicom's net operating loss and net cash used in operating activities of $869,721. Proceeds from issuance of long term debt, stock and warrants totaling $2,121,597 helped offset Vicom's net operating loss. Vicom had a decrease of $38,344 in accounts payable and other current liabilities for 2002 versus last year's period, primarily due to significant reductions in accounts receivables which were used to reduce payables.

     Inventories  year to date  decreased  net of  reserves  $182,783  over last
year's  prior   period   inventories   due  to  a  decrease  in  revenues.   The
aforementioned decrease in revenues also led to a decrease in accounts receivable net of reserves of $576,509.

     Total long term debt and capital lease obligation decreased by $102,631 during the year ended December 31, 2002. The Company paid out $937,828 related to capital lease obligations and $131,605 related to long term debt during the year ended December 31, 2002 versus $777,578 paid out in 2001.

     In 2001, the Company entered into a long-term debt agreement, expiring in 2003, with an investment fund. The fund, in exchange for its $1.5 million investment, also received 375,000 warrants and the right to convert its investment into Vicom common stock at a predetermined price. The effect of recording the beneficial conversion feature and warrants associated with the convertible loan resulted in a $1,500,000 discount attributable to the warrants in accordance with the Black-Scholes pricing model. The Company is expensing the aforementioned warrant discount in eight quarterly installments over the two year term of the loan. $460,000 of the debt was converted to stock in 2002 pursuant to a formula tied to the trading price of the Company's Common Stock.

     In 2002, the Company borrowed $600,000 from a Director. This investment was later converted into Class E Preferred Stock. Also in 2002, the Company restructured its debenture with Convergent Capital, resetting the date of principal repayment to begin in August 2005.

     The Company used $1,275,434 for capital expenditures during 2002, as compared to $1,884,945 in 2001. The decrease was primarily attributed to a reduction in self-financed Multiband construction.

     In 2002, the Company extinguished $937,828 worth of capital lease obligations, reduced its principal indebtedness $460,000 to a note holder, and converted another $600,000 worth of debt to Preferred Stock. All these events, combined, with the aforementioned refinancing and delayed principal repayment to its largest debt holder, should materially improve projected cash flows throughout 2003 provided Company operating losses continue to diminish.

     Net cash used by operations was approximately $869,721 in 2002 versus net cash used by operations of $502,110 in 2001. The cash used by operations in 2002 is due primarily to net operating losses, and reductions in accounts payable and wholesale line of credit balances in that year. During the years ended December 31, 2002 and December 31, 2001, the Company incurred significant net losses. Although the majority of these losses were due to non-cash expenses, the Company still continued to incur cash losses as well due to general corporate expense and continuing expenses related to the building out of its Multiband network. The Company in 2002 significantly cut its selling, general and administrative expenses which led to a material decrease in cash losses. The on-going addition of Multiband properties in the Company's portfolio also generated additional cash flows in 2002 and these Multiband cash flows are projected to improve meaningfully in 2003. Management of Vicom believes that, for the near future, cash generated from new investments combined with existing credit facilities are adequate to meet the anticipated liquidity in capital resource requirements of its business, contingent upon Company operating results for the next twelve months.

Year Ended December 31, 2001

     Available working capital, for 2001, decreased $2,443,565 due to Vicom's net operating loss and net cash used in operating activities of $502,110. Proceeds from issuance of long term debt, stock and warrants totaling $3,190,262 helped offset Vicom's net operating loss. Vicom had a decrease of $1,114,332 in accounts payable and other current liabilities for 2001 versus 2000, primarily due to significant reductions in accounts receivables which were used to reduce payables.

     Inventories year to date decreased net of reserves $705,050 over 2000 inventories due to a decrease in revenues. The aforementioned decrease in revenues also led to a decrease in accounts receivable net of reserves of $3,087,313.

     Total long term debt and capital lease obligation decreased by $82,852 during the year ended December 31, 2001. The Company paid out $315,770 related to capital lease obligations and $461,808 related to long term debt during the year ended December 31, 2001 versus $777,578 paid out in 2000.

     In 2001, the Company entered into wholesale line of credit agreements totaling $1,450,000 with two financial institutions for the purchase of resale merchandise from certain suppliers, interest generally at 0% (if paid within certain terms), and collateralized by the related inventories and accounts receivable.

     In 2001, the Company entered into a long-term debt agreement, expiring in 2003, with an investment fund. The fund, in exchange for its $1.5 million investment, also received 375,000 warrants and the right to convert its investment into Vicom common stock at a predetermined price. The effect of recording the beneficial conversion feature and warrants associated with the convertible loan resulted in a $1,500,000 discount attributable to the warrants in accordance with the Black-Scholes Option-Pricing Model. The Company is expensing the aforementioned warrant discount in eight quarterly installments over the two year term of the loan.

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

Critical Accounting Policies

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvement. At December 31, 2002, the Company had net property and equipment of $3,248,973, which represents approximately 31% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. In 2002, the Company recorded an impairment of $119,480 on property plant and equipment. During the years ended December 31, 2001 and 2000, the Company did not record any impairment losses related to long-lived assets.



Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $2,748,879 (or 26% of total assets), may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the years ended December 31, 2002, 2001 and 2000, the Company did not record any impairment losses related to goodwill.

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

Recent Accounting Pronouncements

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operations.

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

In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial position or results of operations.


Disclosures about Contractual Obligations and Commercial Commitments

     The following summarizes our contractual obligations at December 31, 2002, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                               Total     1 Year of Less    1-3 Years    Over 3 Years
                            -----------    -----------    -----------    -----------
Operating Leases            $ 4,954,000    $   519,000    $ 1,382,000    $ 3,053,000
Capital Leases                  272,282         79,307        156,894         36,081
Long Term Debt                4,090,140        321,589      2,923,507        845,044
Wholesale Line of Credit      1,290,383      1,290,383             --             --
                            -----------    -----------    -----------    -----------
Total                       $10,606,805    $ 2,210,279    $ 4,462,401    $ 3,934,125
                            ===========    ===========    ===========    ===========


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

Item 8.

Consolidated Financial Statements and Supplementary Data

                      VICOM, INCORPORATED AND SUBSIDIARIES

                               New Hope, Minnesota

                        December 31, 2002, 2001, and 2000






                        CONSOLIDATED FINANCIAL STATEMENTS

                     Including Independent Auditors' Report

                      VICOM, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


--------------------------------------------------------------------------------

Independent Auditors' Report                                                  1

Independent Auditors' Report                                                 1A

Financial Statements

    Consolidated Balance Sheets                                               2

    Consolidated Statements of Operations                                     3

    Consolidated Statements of Stockholders' Equity                       4 - 7

    Consolidated Statements of Cash Flows                                     8

    Notes to Consolidated Financial Statements                           9 - 28

Supplemental Information

    Independent Auditors' Report on Supplementary Information                29

    Independent Auditors' Report on Supplementary Information               29A

    Valuation and Qualifying Accounts                                        30

                          INDEPENDENT AUDITORS' REPORT



To Stockholders, Board of Directors, and Audit Committee
Vicom, Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Vicom, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicom, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ VIRCHOW, KRAUSE & COMPANY, LLP


Minneapolis, Minnesota
February 14, 2003

                          INDEPENDENT AUDITOR'S REPORT



Board  of  Directors  and  Stockholders
Vicom,  Incorporated  and  Subsidiaries
New  Hope,  Minnesota


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Vicom, Incorporated and Subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above of Vicom, Incorporated and Subsidiaries present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                       /s/ Lurie Besikof Lapidus & Company, LLP

Minneapolis,  Minnesota
February  15,  2001




                                       Page 1A

                      VICOM, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                     ASSETS
                                                                                    2002             2001
                                                                            ------------     ------------
CURRENT ASSETS
    Cash and cash equivalents                                               $    540,375     $    624,845
    Accounts receivable, net                                                   1,948,004        2,573,749
    Inventories, net                                                           1,463,658        1,646,441
    Other current assets                                                         226,774          295,324
                                                                            ------------     ------------
        Total Current Assets                                                   4,178,811        5,140,359
                                                                            ------------     ------------

PROPERTY AND EQUIPMENT, NET                                                    3,248,973        4,059,831
                                                                            ------------     ------------

OTHER ASSETS
    Goodwill                                                                   2,748,879        2,748,879
    Other assets                                                                 170,653          260,612
                                                                            ------------     ------------
        Total Other Assets                                                     2,919,532        3,009,491
                                                                            ------------     ------------

           TOTAL ASSETS                                                     $ 10,347,316     $ 12,209,681
                                                                            ============     ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Wholesale line of credit                                                $  1,290,383     $  1,324,807
    Current portion of long-term debt                                            321,589           85,789
    Current portion of capital lease obligations                                  59,570          309,906
    Accounts payable                                                           1,735,931        1,800,285
    Accrued liabilities                                                          714,479          776,417
    Deferred service obligations and revenue                                     309,729          416,606
                                                                            ------------     ------------
        Total Current Liabilities                                              4,431,681        4,713,810

LONG-TERM DEBT, NET                                                            3,114,006        2,669,510
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                159,344          642,360
                                                                            ------------     ------------
        Total Liabilities                                                      7,705,031        8,025,680
                                                                            ------------     ------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
    Cumulative convertible preferred stock, no par value:
        8% Class A (27,831 and 28,872 shares issued and outstanding)             418,252          433,867
        10% Class B (6,200 and 8,700 shares issued and outstanding)               62,000           87,000
        10% Class C (131,510 and 139,510 shares issued and outstanding)        1,699,407        1,800,447
        14% Class D (0 and 40,000 shares issued and outstanding)                      --          417,500
        15% Class E (70,000 and 0 shares issued and outstanding)                 395,778               --
    Common stock, no par value (13,110,477 and 10,679,450 shares issued;
        13,065,410 and 10,604,113 shares outstanding)                          4,465,832        3,443,104
    Stock subscriptions receivable                                              (633,195)        (631,619)
    Options and warrants                                                      26,632,299       24,957,912
    Unamortized compensation                                                    (682,089)      (1,209,143)
    Accumulated deficit                                                      (29,715,999)     (25,115,067)
                                                                            ------------     ------------
           Total Stockholders' Equity                                          2,642,285        4,184,001
                                                                            ------------     ------------


               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 10,347,316     $ 12,209,681
                                                                            ============     ============


          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                  2002             2001             2000
                                                          ------------     ------------     ------------
REVENUES                                                  $ 24,540,969     $ 32,260,777     $ 39,781,846
                                                          ------------     ------------     ------------
COST AND EXPENSES
    Cost of products and services                           18,036,750       25,295,186       31,698,569
    Selling, general and administrative                      9,337,292       10,962,739       11,852,041
                                                          ------------     ------------     ------------
        Total Costs and Expenses                            27,374,042       36,257,925       43,550,610
                                                          ------------     ------------     ------------

LOSS FROM OPERATIONS                                        (2,833,073)      (3,997,148)      (3,768,764)
                                                          ------------     ------------     ------------

OTHER INCOME (EXPENSE)
    Interest expense                                        (1,604,512)      (1,446,868)        (607,418)
    Interest income                                             64,083           63,717           23,291
    Other income                                               (64,557)          54,747          126,060
                                                          ------------     ------------     ------------
        Total Other Expense                                 (1,604,986)      (1,328,404)        (458,067)
                                                          ------------     ------------     ------------

           Loss Before Income Taxes                         (4,438,059)      (5,325,552)      (4,226,831)

PROVISION FOR INCOME TAXES                                          --               --            9,000
                                                          ------------     ------------     ------------

NET LOSS                                                  $ (4,438,059)    $ (5,325,552)    $ (4,235,831)

    Preferred stock dividends                                  153,578          432,669          846,180
                                                          ------------     ------------     ------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                  $ (4,591,637)    $ (5,758,221)    $ (5,082,011)
                                                          ============     ============     ============

LOSS PER COMMON SHARE- BASIC AND DILUTED                  $      (0.39)    $      (0.66)    $      (0.72)
                                                          ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND
    DILUTED                                                 11,735,095        8,762,814        7,009,751
                                                          ============     ============     ============

          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 2002, 2001, and 2000
                     Cumulative Convertible Preferred Stock
--------------------------------------------------------------------------------

                                                        8% Class A                10% Class B                  10% Class C
                                                -------------------------   -------------------------   -------------------------
                                                   Shares        Amount        Shares       Amount         Shares       Amount
                                                -----------   -----------   -----------   -----------   -----------   -----------
BALANCES, December 31, 1999                           2,550   $    23,638        37,550   $   359,893            --   $        --
 Stock issued:
   Options and warrants exercised                        --            --            --            --            --            --
   Other cash                                            --            --            --            --       153,310     1,533,100
   Conversion of notes payable                           --            --            --            --            --            --
   Conversion of preferred stock                     (2,550)      (23,638)       (9,000)      (86,259)           --            --
Redemption of preferred stock                            --            --        (5,714)      (54,765)       (2,500)      (25,000)
Issuance costs                                           --            --            --            --            --            --
Warrants issued:                                         --            --
   Warrant dividend                                      --            --            --            --            --            --
   Common stock                                          --            --            --            --            --            --
   Preferred stock                                       --            --            --            --            --            --
   Services                                              --            --            --            --            --            --
   Cash                                                  --            --            --            --            --            --
Restricted stock:                                        --            --
   Issued                                                --            --            --            --            --            --
   Forfeited                                             --            --            --            --            --            --
   Amortization expense                                  --            --            --            --            --            --
Preferred stock dividends                                --            --            --            --            --       442,903
Net loss                                                 --            --            --            --            --            --
                                                -----------   -----------   -----------   -----------   -----------   -----------

BALANCES, December 31, 2000                              --            --        22,836       218,869       150,810     1,951,003
 Stock issued:
    Cash                                             32,050       320,500            --            --            --            --
    Stock subscriptions receivable                       --            --            --            --            --            --
    Acquisition of assets                            10,640       106,400            --            --            --            --
    Purchase of intangible asset                         --            --            --            --            --            --
    Guarantee of debt financing                          --            --            --            --            --            --
    Conversion of accounts payable                    3,500        35,000            --            --            --            --
    Conversion of accrued liabilities                 9,631        96,306            --            --            --            --
    Conversion of notes payable                       5,804        58,044            --            --            --            --
    Conversion of preferred stock                   (31,000)     (310,000)      (13,150)     (131,500)       (7,800)      (78,000)
    Conversion of dividends payable                   6,030        60,300            --            --            --            --
 Redemption of preferred stock                       (7,783)      (77,830)         (986)         (369)       (3,500)      (35,000)
 Discount on preferred stock related to                  --       145,147            --            --            --       (37,556)
  warrants
 Interest receivable on stock subscription               --            --            --            --            --            --
  receivable
 Warrants issued:                                        --            --
    Preferred stock                                      --            --            --            --            --            --
    Common stock                                         --            --            --            --            --            --
    Debt                                                 --            --            --            --            --            --
 Deferred compensation expense related to                --            --            --            --            --            --
  stock options issued below fair market value
 Deferred compensation expense                           --            --            --            --            --            --
 Restricted stock:                                       --            --
    Issued                                               --            --            --            --            --            --


                                                        14% Class D            15% Class E
                                                  -------------------------   --------------
                                                    Shares        Amount      Shares  Amount
                                                  -----------   -----------   ------  ------
BALANCES, December 31, 1999                                --   $        --       --     $--
 Stock issued:
   Options and warrants exercised                          --            --       --      --
   Other cash                                          72,500       490,332       --      --
   Conversion of notes payable                             --            --       --      --
   Conversion of preferred stock                           --            --       --      --
Redemption of preferred stock                              --            --       --      --
Issuance costs                                             --            --       --      --
Warrants issued:
   Warrant dividend                                        --            --       --      --
   Common stock                                            --            --       --      --
   Preferred stock                                         --            --       --      --
   Services                                                --            --       --      --
   Cash                                                    --            --       --      --
Restricted stock:
   Issued                                                  --            --       --      --
   Forfeited                                               --            --       --      --
   Amortization expense                                    --            --       --      --
Preferred stock dividends                                  --       312,481       --      --
Net loss                                                   --            --       --      --
                                                  -----------   -----------   ------  ------

BALANCES, December 31, 2000                            72,500       802,813       --      --
 Stock issued:
    Cash                                                   --            --       --      --
    Stock subscriptions receivable                         --            --       --      --
    Acquisition of assets                                  --            --       --      --
    Purchase of intangible asset                           --            --       --      --
    Guarantee of debt financing                            --            --       --      --
    Conversion of accounts payable                         --            --       --      --
    Conversion of accrued liabilities                      --            --       --      --
    Conversion of notes payable                        10,000       100,000       --      --
    Conversion of preferred stock                          --            --       --      --
    Conversion of dividends payable                        --            --       --      --
 Redemption of preferred stock                        (42,500)     (425,000)      --      --
 Discount on preferred stock related to                    --       (60,313)      --      --
  warrants
 Interest receivable on stock subscription                 --            --       --      --
  receivable
 Warrants issued:
    Preferred stock                                        --            --       --      --
    Common stock                                           --            --       --      --
    Debt                                                   --            --       --      --
 Deferred compensation expense related to                  --            --       --      --
  stock options issued below fair market value
 Deferred compensation expense                             --            --       --      --
 Restricted stock:
    Issued                                                 --            --       --      --


    Forfeited                                            --            --            --            --            --            --
    Amortization expense                                 --            --            --            --            --            --
 Repricing of warrants                                   --            --            --            --            --            --
 Embedded value with Pyramid Trading warrants            --            --            --            --            --            --
 Preferred stock dividends                               --            --            --            --            --            --
 Net loss                                                --            --            --            --            --            --
                                                  ---------   -----------   -----------   -----------   -----------   -----------

BALANCES, December 31, 2001                          28,872       433,867         8,700        87,000       139,510     1,800,447
 Stock issued:
    Cash                                                 --            --            --            --            --            --
    Notes receivable                                     --            --            --            --            --            --
    Acquisition of assets                             1,859        18,590            --            --            --            --
    Guarantee of debt financing                          --            --            --            --            --            --
    Services rendered                                    --            --            --            --            --            --
    Conversion of accounts payable                       --            --            --            --            --            --
    Conversion of notes payable and accrued              --            --            --            --            --            --
      interest
    Conversion of accrued interest                       --            --            --            --            --            --
    Conversion of preferred stock                        --            --        (2,500)      (25,000)       (2,500)      (25,000)
 Redemption of preferred stock                       (2,900)      (29,000)           --            --        (5,500)      (55,000)
 Discount on preferred stock related to                  --        (5,205)           --            --            --       (21,040)
   warrants issued
 Interest receivable on stock subscription               --            --            --            --            --            --
 receivable
 Warrants issued:
    Preferred stock                                      --            --            --            --            --            --
    Common stock                                         --            --            --            --            --            --
    Debt                                                 --            --            --            --            --            --
 Deferred compensation expense related to                --            --            --            --            --            --
  stock options issued below fair market value
 Deferred compensation expense                           --            --            --            --            --            --
 Restricted stock:
    Issued and outstanding                               --            --            --            --            --            --
    Forfeited                                            --            --            --            --            --            --
    Amortization expense                                 --            --            --            --            --            --
 Embedded value with Pyramid Trading warrants            --            --            --            --            --            --
 Preferred stock dividends                               --            --            --            --            --            --
 Net loss                                                --            --            --            --            --            --
                                                  ---------   -----------   -----------   -----------   -----------   -----------

BALANCES, December 31, 2002                          27,831   $   418,252         6,200   $    62,000       131,510   $ 1,699,407
                                                  =========   ===========   ===========   ===========   ===========   ===========


    Forfeited                                               --            --            --           --
    Amortization expense                                    --            --            --           --
 Repricing of warrants                                      --            --            --           --
 Embedded value with Pyramid Trading warrants               --            --            --           --
 Preferred stock dividends                                  --            --            --           --
 Net loss                                                   --            --            --           --
                                                   -----------   -----------   -----------  -----------

BALANCES, December 31, 2001                             40,000       417,500            --           --
 Stock issued:
    Cash                                                    --            --        10,000      100,000
    Notes receivable                                        --            --            --           --
    Acquisition of assets                                   --            --            --           --
    Guarantee of debt financing                             --            --            --           --
    Services rendered                                       --            --            --           --
    Conversion of accounts payable                          --            --            --           --
    Conversion of notes payable and accrued            (30,000)     (300,000)       60,000      600,000
      interest
    Conversion of accrued interest                          --            --            --           --
    Conversion of preferred stock                      (10,000)     (100,000)           --           --
 Redemption of preferred stock                              --            --            --           --
 Discount on preferred stock related to                     --       (17,500)           --     (304,222)
   warrants issued
 Interest receivable on stock subscription                  --            --            --           --
 receivable
 Warrants issued:
    Preferred stock                                         --            --            --           --
    Common stock                                            --            --            --           --
    Debt                                                    --            --            --           --
 Deferred compensation expense related to                   --            --            --           --
  stock options issued below fair market value
 Deferred compensation expense                              --            --            --           --
 Restricted stock:
    Issued and outstanding                                  --            --            --           --
    Forfeited                                               --            --            --           --
    Amortization expense                                    --            --            --           --
 Embedded value with Pyramid Trading warrants               --            --            --           --
 Preferred stock dividends                                  --            --            --           --
 Net loss                                                   --            --            --           --
                                                   -----------   -----------   -----------  -----------

BALANCES, December 31, 2002                                 --   $        --        70,000  $   395,778
                                                   ===========   ===========   ===========  ===========




          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2001, and 2000

                                                             Common Stock          Stock         Options
                                                  ---------------------------  Subscriptions       and        Unamortized
                                                     Shares         Amount       Receivable      Warrants     Compensation
                                                  ------------   ------------   ------------   ------------   ------------
BALANCES, December 31, 1999                          4,984,845   $  4,551,745   $         --   $    217,028   $   (258,659)
 Stock issued:
   Options and warrants exercised                    1,427,217      3,953,471             --       (163,703)            --
   Other cash                                          860,828      1,804,921             --             --             --
   Conversion of notes payable                         580,100      1,185,054             --             --             --
   Conversion of preferred stock                        57,500        109,897             --             --             --
Redemption of preferred stock                               --             --             --             --             --
Issuance costs                                         249,959       (679,110)            --             --             --
Warrants issued:
   Warrant dividend                                         --     (9,699,079)            --     13,255,869             --
   Common stock                                             --             --             --        495,971             --
   Preferred stock                                          --             --             --        234,668             --
   Services                                                 --             --             --        208,000             --
   Cash                                                     --             --             --        100,000             --
Restricted Stock:
   Issued                                               35,000        200,185             --             --       (200,185)
   Forfeited                                           (58,268)       (87,010)            --             --         87,010
   Amortization expense                                     --             --             --             --         93,696
Preferred stock dividends                                   --             --             --             --             --
Net loss                                                    --             --             --             --             --
                                                  ------------   ------------   ------------   ------------   ------------
BALANCES, December 31, 2000                          8,137,181      1,340,074             --     14,347,833       (278,138)
 Stock issued:
   Cash                                              1,092,953        421,566             --             --             --
   Stock subscriptions receivable                      800,000        610,000       (610,000)            --             --
   Acquisition of assets                                87,000        261,000             --             --             --
   Purchase of intangible asset                         50,000         83,750             --             --             --
   Guarantee of debt financing                         100,000        120,000             --             --             --
   Conversion of accounts payable                           --             --             --             --             --
   Conversion of accrued liabilities                    10,000          9,007             --             --             --
   Conversion of notes payable                          20,000         50,000             --             --             --
   Conversion of preferred stock                       382,027        528,742             --             --             --
   Conversion of dividends payable                          --             --             --             --             --
Redemption of preferred stock                               --             --             --             --             --
Discount on preferred stock related to warrants             --             --             --             --             --
Interest receivable on stock subscription
receivable                                                  --             --        (21,619)            --             --
Warrants issued:
   Preferred stock                                          --             --             --         87,403             --
   Common stock                                             --             --             --        544,683             --
    Debt                                                    --             --             --      1,382,126             --
 Deferred compensation expense related to stock
  options issued below fair market value                    --             --             --      1,244,250     (1,244,250)
 Deferred compensation expense                              --             --             --             --        239,461
 Restricted stock:
    Issued                                              83,000        308,145             --             --       (308,145)
    Forfeited                                          (82,711)      (289,180)            --             --        289,180
    Amortization expense                                    --             --             --             --         92,749
 Repricing of warrants                                      --             --             --      6,919,692             --


                                                  Accumulated
                                                    Deficit         Total
                                                 ------------   ------------
BALANCES, December 31, 1999                      $ (3,867,301)  $  1,026,344
 Stock issued:
   Options and warrants exercised                          --      3,789,768
   Other cash                                              --      3,828,353
   Conversion of notes payable                             --      1,185,054
   Conversion of preferred stock                           --             --
Redemption of preferred stock                              --        (79,765)
Issuance costs                                             --       (679,110)
Warrants issued:
   Warrant dividend                                (3,556,790)            --
   Common stock                                            --        495,971
   Preferred stock                                         --        234,668
   Services                                                --        208,000
   Cash                                                    --        100,000
Restricted Stock:
   Issued                                                  --             --
   Forfeited                                               --             --
   Amortization expense                                    --         93,696
Preferred stock dividends                            (846,180)       (90,796)
Net loss                                           (4,235,831)    (4,235,831)
                                                 ------------   ------------
BALANCES, December 31, 2000                       (12,506,102)     5,876,352
 Stock issued:
   Cash                                                    --        742,066
   Stock subscriptions receivable                          --             --
   Acquisition of assets                                   --        367,400
   Purchase of intangible asset                            --         83,750
   Guarantee of debt financing                             --        120,000
   Conversion of accounts payable                          --         35,000
   Conversion of accrued liabilities                       --        105,313
   Conversion of notes payable                             --        208,044
   Conversion of preferred stock                           --          9,242
   Conversion of dividends payable                         --         60,300
Redemption of preferred stock                              --       (538,199)
Discount on preferred stock related to warrants        68,948        116,226
Interest receivable on stock subscription
receivable                                                 --        (21,619)
Warrants issued:
   Preferred stock                                         --         87,403
   Common stock                                            --        544,683
    Debt                                                   --      1,382,126
 Deferred compensation expense related to stock
  options issued below fair market value                   --             --
 Deferred compensation expense                             --        239,461
 Restricted stock:
    Issued                                                 --             --
    Forfeited                                              --             --
    Amortization expense                                   --         92,749
 Repricing of warrants                             (6,919,692)            --

 Embedded value with Pyramid Trading warrants               --             --             --        431,925             --
 Preferred stock dividends                                  --             --             --             --             --
 Net loss                                                   --             --             --             --             --
                                                  ------------   ------------   ------------   ------------   ------------

BALANCES, December 31, 2001                         10,679,450      3,443,104       (631,619)    24,957,912     (1,209,143)
 Stock issued:
    Cash                                             1,571,334        287,414          7,850             --             --
    Notes receivable                                        --        (40,563)        40,563             --             --
    Acquisition of assets                                   --             --             --        (18,590)            --
    Guarantee of debt financing                         25,000         14,750             --             --             --
    Services rendered                                   12,000         14,700             --             --             --
    Conversion of accounts payable                       7,500          7,255             --             --             --
    Conversion of notes payable and accrued            554,569        460,001             --             --             --
    interest
    Conversion of accrued interest                     117,787        119,881             --             --             --
    Conversion of preferred stock                      140,000        150,000             --             --             --
 Redemption of preferred stock                              --             --             --             --             --
 Discount on preferred stock related to warrants            --             --             --             --             --
 issued
 Interest receivable on stock subscription                  --             --        (49,989)            --             --
 receivable
 Warrants issued:
    Preferred stock                                         --             --             --        324,324             --
    Common stock                                            --             --             --        575,119             --
    Debt                                                    --             --             --        879,382             --
 Deferred compensation expense related to stock             --         53,745             --        (53,345)         4,307
  options issued below fair market value
 Deferred compensation expense                              --             --             --             --         78,292
 Restricted stock:
    Issued and outstanding                              22,434         21,255             --             --        (21,255)
    Forfeited                                          (19,597)       (65,710)            --             --         65,710
    Amortization expense                                    --             --             --             --        400,000
 Embedded value with Pyramid Trading warrants               --             --             --        (32,503)            --
 Preferred stock dividends                                  --             --             --             --             --
 Net loss                                                   --             --             --             --             --
                                                  ------------   ------------   ------------   ------------   ------------

BALANCES, December 31, 2002                         13,110,477   $  4,465,832   $   (633,195)  $ 26,632,299   $   (682,089)
                                                  ============   ============   ============   ============   ============


 Embedded value with Pyramid Trading warrants               --        431,925
 Preferred stock dividends                            (432,669)      (432,669)
 Net loss                                           (5,325,552)    (5,325,552)
                                                  ------------   ------------

BALANCES, December 31, 2001                        (25,115,067)     4,184,001
 Stock issued:
    Cash                                                    --        395,264
    Notes receivable                                        --             --
    Acquisition of assets                                   --             --
    Guarantee of debt financing                             --         14,750
    Services rendered                                       --         14,700
    Conversion of accounts payable                          --          7,255
    Conversion of notes payable and accrued                 --        760,001
    interest
    Conversion of accrued interest                          --        119,881
    Conversion of preferred stock                           --             --
 Redemption of preferred stock                              --        (84,000)
 Discount on preferred stock related to warrants        (9,295)      (357,262)
 issued
 Interest receivable on stock subscription                  --        (49,989)
 receivable
 Warrants issued:
    Preferred stock                                         --        324,324
    Common stock                                            --        575,119
    Debt                                                    --        879,382
 Deferred compensation expense related to stock             --          4,707
  options issued below fair market value
 Deferred compensation expense                              --         78,292
 Restricted stock:
    Issued and outstanding                                  --             --
    Forfeited                                               --             --
    Amortization expense                                    --        400,000
 Embedded value with Pyramid Trading warrants               --        (32,503)
 Preferred stock dividends                            (153,578)      (153,578)
 Net loss                                           (4,438,059)    (4,438,059)
                                                  ------------   ------------

BALANCES, December 31, 2002                       $(29,715,999)  $  2,642,285
                                                  ============   ============


          See accompanying notes to consolidated financial statements.

                    VICOM, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2001, and 2000
--------------------------------------------------------------------------------

                                                                     2002          2001          2000
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                  $(4,438,059)  $(5,325,552)  $(4,235,831)
    Adjustments to reconcile net loss to cash flows from
      operating activities:
        Depreciation                                              981,985     1,019,581       673,074
        Amortization                                              133,472       391,183       428,770
        Amortization of deferred compensation                     482,999       332,210            --
        Amortization of original issue discount                 1,103,314       797,169            --
        Write off of notes receivable and investment               60,000            --            --
        Impairment reserve on property and equipment              119,480            --            --
        Common stock issued for services                           27,700            --            --
        Loss on sale of property and equipment                     31,412           846            --
        Interest receivable on stock subscription receivable      (49,989)      (21,619)           --
        Warrants issued for services                                   --        87,403       208,000
        Warrants issued with debt conversion                      183,903            --            --
        Discount on preferred stock related to warrants                --       (33,178)           --
        Changes in operating assets and liabilities:
           Accounts receivable, net                               576,509     3,087,313      (291,843)
           Inventories, net                                       182,783       705,050      (320,406)
           Other current assets                                  (205,483)       47,031       225,234
           Other assets                                            43,210            --        (2,178)
           Wholesale line of credit                               (34,424)     (708,533)    2,033,340
           Accounts payable and accrued liabilities                38,344      (978,479)   (2,092,811)
           Deferred service obligations and revenue              (106,877)       97,465      (265,575)
                                                              -----------   -----------   -----------
               Net Cash Flows from Operating Activities          (869,721)     (502,110)   (3,640,226)
                                                              -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                1,239,313        60,019            --
    Purchases of property and equipment                        (1,275,434)   (1,884,945)   (1,316,022)
    Payments received on notes receivable                           6,786        59,084        45,331
    Issuance of notes receivable                                       --            --       (96,897)
                                                              -----------   -----------   -----------
        Net Cash Flows from Investing Activities                  (29,335)   (1,765,842)   (1,367,588)
                                                              -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in checks issued in excess of deposits                    --            --      (126,297)
    Proceeds from long-term debt and warrants issued with
      long-term debt                                            1,172,064     1,919,650     2,282,160
    Net payments under short-term loans                                --            --    (1,307,400)
    Principal payments on notes and installment obligations            --            --    (2,482,624)
    Payments on long-term debt                                   (131,605)     (461,808)           --
    Payments on capital lease obligations                        (937,828)     (315,770)           --
    Proceeds from issuance of stock and warrants                  949,533     1,270,612     8,448,760
    Stock issuance costs                                               --            --      (679,110)
    Redemption of preferred stock                                 (84,000)     (538,199)      (79,765)
    Preferred dividends                                          (153,578)     (143,167)      (90,796)
                                                              -----------   -----------   -----------
        Net Cash Flows from Financing Activities                  814,586     1,731,318     5,964,928
                                                              -----------   -----------   -----------

           Net Change in Cash and Cash Equivalents                (84,470)      957,114      (536,634)


 CASH AND CASH EQUIVALENTS - Beginning of Year                    624,845     1,161,479       204,365
                                                              -----------   -----------   -----------

     CASH AND CASH EQUIVALENTS - END OF YEAR                  $   540,375   $   624,845   $ 1,161,479
                                                              ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2002, 2001, and 2000, the Company incurred net losses of $4,438,059, $5,325,552 and $4,235,831, respectively. At December 31,
2002, the Company had an accumulated deficit of $29,715,999. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects, however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

1. Continued reduction of operating expenses by controlling payroll, professional fees and other general and administrative expenses.
2. Solicit additional equity investment in the Company by either issuing preferred or common stock.
3. Continue to market Multiband services and acquire additional multi-dwelling unit customers.
4. Control capital expenditures by contracting Multiband services and equipment through a landlord- owned equipment program.

    Principles of Consolidation

The consolidated financial statements include the accounts of Vicom, Incorporated (Vicom) and its wholly owned subsidiaries, Vicom Midwest Telecommunication Systems, Inc. (VMTS), Corporate Technologies, USA, Inc. (CTU), and Multiband, Inc. (Multiband) which provides voice, data and video services to residential multi-dwelling units. All significant inter-company transactions and balances have been eliminated in consolidation.

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

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
================================================================================

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

    Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for uncollectible accounts of $236,000 and $178,000 at December 31, 2002 and 2001, respectively. Accounts receivable over 90 days were $331,000 and $557,000 at December 31, 2002 and 2001, respectively.

    Inventories

Inventories, consisting principally of purchased telecommunication, networking and computer equipment and parts, are stated at the lower of cost or market. Cost is determined using an average cost method for telecommunication and networking equipment and the first-in, first-out (FIFO) method for computer equipment. Nonmonetary exchanges of inventory items with third parties are recorded at the net book value of the items exchanged with no gains or losses recognized. The Company established a reserve to account for potential obsolescence of $340,900 and $321,000 at December 31, 2002 and 2001, respectively.

    Property and Equipment

Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repairs and maintenance costs are charged to operations when incurred. Property and equipment is depreciated or amortized using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the assets.

    Debt Issuance Costs

Debt issuance costs are amortized over the one year life of the loan using the straight-line method, which approximates the interest method.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
================================================================================

    Goodwill

Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and was being amortized using the straight-line method over ten years. Accumulated amortization was $782,278 at December 31, 2002 and 2001. The Company did not record any impairment charges related to goodwill and property and equipment during the years ended December 31, 2002, 2001 and 2000.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", effective for acquisitions initiated on or after July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. The Company performed the required goodwill impairment test during the year ended December 31, 2002. As part of adopting this standard, the Company obtained an independent appraisal to assess the fair value of its business units to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any. The independent appraisal used the income method to measure the fair value of its business units. Under the income method, value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market-based rates of return to provide indications of value. The independent appraiser used a discount factor of 18.35%. Based upon this independent appraisal, the Company determined that its current goodwill balances were not impaired as of December 31, 2002.

Components of intangible assets are as follows:

                                                        December 31, 2002              December 31, 2001
                                                   --------------------------      --------------------------
                                                     Gross                           Gross
                                                    Carrying       Accumulated      Carrying     Accumulated
                                                     Amount       Amortization       Amount      Amortization
                                                   ----------      ----------      ----------      ----------
Intangible assets subject to amortization
     Domain name                                   $   83,750      $   22,333      $   83,750      $    5,583
Intangible assets not subject to amortization
     Goodwill                                      $3,531,157      $  782,278      $3,531,157      $  782,278


Amortization of intangible assets was $16,750, $5,583 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated amortization expense of intangible asses for the years ending December 31, 2003, 2004, 2005 and 2006 is $16,750, $16,750, $16,750 and $11,167, respectively. The Company's net loss, excluding goodwill amortization expense, for the years ended December 31, 2002, 2001 and 2000 would have been as follows had we adopted SFAS No. 142 on January 1, 2000:

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
================================================================================

                                                                     2002              2001                2000
                                                            -------------       -----------       -------------
Loss attributable to common stockholders - as reported      $  (4,591,637)      $(5,758,221)      $  (5,082,011)
SFAS No. 142 amortization adjustment                        $          --       $   345,600       $     335,074
Loss attributable to common stockholders - as adjusted      $  (4,591,637)      $(5,412,621)      $  (4,746,937)
Basic and diluted net loss per share - as reported          $       (0.39)      $     (0.66)      $       (0.72)
Basic and diluted net loss per share - adjusted             $       (0.39)      $     (0.62)      $       (0.68)

    Intangible Asset

The Company amortizes a domain name acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method.

    Credit Risk

Credit risk on accounts receivable, although concentrated in one geographic region, is minimized as a result of the large and diverse nature of the Company's customer base.

    Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $104,788, $230,629 and $188,444 for the years ended December 31, 2002, 2001 and
2000, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

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

    Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123 "Accounting for Stock-Based Compensation," using the Black Scholes pricing model.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
================================================================================

Pursuant to APB No. 25 and related interpretations, $482,999, $332,210 and $0 of compensation cost has been recognized in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and loss attributable to common stockholders and basic and diluted loss per common share would have been increased to the following pro forma amounts:

                                                            2002              2001              2000
                                                     -----------       -----------       -----------
Loss attributable to common stockholders             $(4,591,637)      $(5,758,221)      $(5,082,011)
Pro forma loss attributable to common shares         $(4,915,649)      $(6,131,692)      $(5,415,432)

Basic and diluted net loss per share:
   As reported                                       $     (0.39)      $     (0.66)      $     (0.72)
   Pro forma loss attributable to common shares      $     (0.42)      $     (0.70)      $     (0.77)

Stock-based compensation:
   As reported                                       $   482,999       $   332,210       $         0
   Proforma                                          $   324,012       $   373,471       $   333,421


In determining the compensation cost of the options granted during fiscal 2002, 2001, and 2000, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                      2002                   2001                 2000
                                         ------------------    ------------------    -----------------
Risk-free interest rate                              4.40%                 5.00%                 6.46%
Expected life of options granted                  10 years              10 years               5 years
Expected volatility range                             170%                  110%                   51%
Expected dividend yield                                 0%                    0%                    0%

    Net Loss per Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the years ended December 31, 2002, 2001 and 2000 were anti-dilutive.

    Recent Accounting Pronouncements

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operations.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 1 - Summary of Significant Accounting Policies (cont.)
================================================================================

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

In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial position or results of operations.

    Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant management estimates relate to the allowances for doubtful accounts and inventory obsolescence, property and equipment estimated useful lives, goodwill carrying value and the valuation of deferred income tax assets.

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

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 2 - Business Acquisitions
================================================================================

On May 21, 2001, the Company purchased certain assets and assumed certain liabilities of Red River Computers, Inc. The purchase price was allocated to the acquired assets and assumed liabilities based on the estimated fair values as of the acquisition date. The purchase price was allocated to assets and liabilities acquired as follows:

Inventories                                            $ 210,895
Property and equipment                                    28,223
Service obligations                                       (2,154)
                                                       ---------
   Net assets acquired                                   236,964
Goodwill                                                 180,442
                                                       ---------
   Total purchase price                                $ 417,406
                                                       =========

The consideration consisted of $50,000 in cash, 87,000 common shares of the Company with an assigned value of $261,000, and 10,460 Class A 8% cumulative, convertible preferred shares of the Company with an assigned value of $106,406 based on a $10 per share stated value. The value assigned to common stock of $3 per share was based on the approximate average of the Company's common stock ten trading days before May 21, 2001. The consolidated results of operations on an unaudited pro forma basis are not presented separately as the results do not differ significantly from historical amounts presented herein.

--------------------------------------------------------------------------------
NOTE 3 - Property and Equipment
================================================================================

Property and equipment consisted of the following at December 31:

                                                                    2002              2001
                                                             -----------       -----------
Leasehold improvements                                       $   732,931       $   130,733
Property and equipment - owned                                 4,230,560         3,621,407
Property and equipment under capital lease  obligations
                                                                 456,124         1,388,184
In process equipment (Multiband)                                      --           947,252
                                                             -----------       -----------
                                                               5,419,615         6,087,576
Less accumulated depreciation and amortization                (2,170,642)       (2,027,745)
                                                             -----------       -----------
                                                             $ 3,248,973       $ 4,059,831
                                                             ===========       ===========

Depreciation and amortization expense on property and equipment was $981,985, $1,019,581 and $673,074 for the years ended December 31, 2002, 2001 and 2000, respectively.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


--------------------------------------------------------------------------------
NOTE 4 - Other Assets
================================================================================

Other assets consisted of the following at December 31:

                                                   2002          2001
                                               --------      --------
Current assets:
   Current portion of notes receivable         $ 52,977      $ 60,092
   Prepaid expenses and other                   173,797       235,232
                                               --------      --------
                                               $226,774      $295,324
                                               ========      ========

Noncurrent assets:
   Notes receivable, less current portion      $     --      $ 33,908
   Domain name                                   61,417        78,167
   Prepaid expenses and other                   109,236       148,537
                                               --------      --------
                                               $170,653      $260,612
                                               ========      ========

At December 31, 2002 and 2001, the Company had notes receivable of $52,977 and $94,000. The notes are due through December 2003 with interest ranging from 12% to 16% and are secured by equipment and unsecured.

--------------------------------------------------------------------------------
NOTE 5 - Accrued Liabilities
================================================================================

Accrued liabilities consisted of the following at December 31:

                                   2002          2001
                               --------      --------
Payroll and related taxes      $398,415      $396,285
Other                           316,064       380,132
                               --------      --------
                               $714,479      $776,417
                               ========      ========

--------------------------------------------------------------------------------
NOTE 6 - Wholesale Line of Credit
================================================================================

At December 31, 2002, the Company has a $1,450,000 wholesale line of credit agreement with a financial institution, which expires with 30 day notice by either party, for the purchase of certain resale merchandise from certain suppliers. Interest is generally at 0% (if paid within certain terms, generally 30 days), and the wholesale line of credit is collateralized by the related inventories, accounts receivable and the $1,450,000 letters of credit noted in
Note 7. The wholesale line of credit agreement is an agreement between the Company, financial institution, and certain vendors of the Company. The Company receives no funds from the financial institution, but pays the financial institution rather than certain vendors. The balance outstanding was $1,290,383 and $1,324,807 at December 31, 2002 and 2001, respectively.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


--------------------------------------------------------------------------------
NOTE 7 - Long-term Debt
================================================================================

Long-term debt consisted of the following at December 31:

                                                                            2002               2001
                                                                   ----------------   ------------------
       Note payable - Pyramid Trading Limited Partnership, net of  $       902,971    $         609,722
       unamortized original issue discount and beneficial
       conversion of note payable into common stock of $59,250
       and $812,500 at December 31, 2002 and 2001, respectively,
       quarterly interest only payments through December 2002 at
       8%, due May 2004, unsecured (see Note 16).

       Debenture payable - Convergent Capital Partners I, L.P.,          1,804,705            2,045,618
       net of original issue discount of $595,295 and $204,382 at
       December 31, 2002 and 2001, respectively, monthly interest only payments through July 2005, monthly installments of
       $102,273 including interest at 14% (effective interest
       rate 18.4%), thereafter, due  May 2007, secured by
       substantially all of the assets of the Company.

       Demand debenture payable - Convergent Capital Partners I,           100,000                    -
       L.P., monthly interest only payments at 14% through May
       2007, due on demand or May 2007, secured by substantially
       all of the assets of the Company.

       Note payable - Lexus Tower Limited Partnership, monthly             418,872                    -
       installments of $5,987 including interest at 8.4%, due
       through November 2010, secured by certain assets of the
       Company.

       Notes payable, interest at 6% to 14% due through March 2011, secured by certain assets of the Company.

                                                                           209,047               99,959
                                                                   ----------------   ------------------
        Total long-term debt                                             3,435,595            2,755,299
        Less: current portion                                             (321,589)             (85,789)
                                                                   ----------------   ------------------
        Long-term debt, net                                        $     3,114,006    $       2,669,510
                                                                   ================   ==================

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 7 - Long-term Debt (cont.)
================================================================================

Future maturities of long-term debt are as follows for the years ending December 31:

         2003                                                $          321,589
         2004                                                         1,022,065
         2005                                                           566,005
         2006                                                         1,335,437
         2007                                                           649,810
         Thereafter                                                     195,234
                                                             ------------------
         Total future minimum payments                                4,090,140
         Less: original issue discounts and beneficial
           conversion of note payable into common stock
                                                                      (654,545)
                                                             ------------------
         Present value of future minimum payments                     3,435,595
         Less: current portion                                        (321,589)
                                                             ------------------
             Long-term debt, net                             $        3,114,006
                                                             ==================


In 2000, the Company entered into a $2,250,000 debenture agreement with Convergent Capital Partners I, L.P., with interest at 14% payable monthly and monthly payments of $102,273 from August 1, 2003 through June 1, 2005. The debenture is secured by substantially all Company assets. In connection with this debenture, the Company issued 150,000 warrants to purchase common stock at prices ranging from $1.50 to $5.20 per share. The proceeds of $2,250,000 were allocated between the debenture and the warrant based on the relative fair values of the securities at the time of issuance. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, is being amortized over the life of the debenture using the straight-line method, which approximates the interest method.

In 2002, the Company amended the debenture agreement with Convergent Capital Partners I, L.P., and borrowed an additional $150,000 with interest at 14% payable monthly and monthly principal payments from August 2005 through May 2007. In connection with this debenture, the Company issued an additional 500,000 seven-year warrants to purchase common stock at $1.10 per share. The additional warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, is being amortized over the life of the debenture using the straight-line method, which approximates the interest method. The Company was in violation of certain covenants of this debt agreement. A waiver was obtained from the lender. The debenture payable may be redeemed at the Company's option at a premium declining ratably thereafter to par value in April 2005.

On January 23, 2001, the Company borrowed $1,500,000 and issued a warrant to the lender to purchase 375,000 common shares at $4.00 per share through January 2003. The debt is also convertible into common stock of the Company at a conversion rate of $4.75 per share through January 2003. The proceeds of $1,500,000 were allocated between the note, and the fair value of the warrants based on using the Black Scholes pricing model. An additional 375,000 five-year warrants were issued in April 2002 and the fair value of the warrants was expensed as additional interest expense as of December 31, 2002. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"), is being amortized over the life of the note using the straight-line method, which approximates the interest method (see Note 16).

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 7 - Long-term Debt (cont.)
================================================================================

During 2002, the Company borrowed $600,000 and issued a five-year warrant to one of its directors to purchase 120,000 common shares at $1.50 per share. The proceeds of $600,000 were allocated between the note and the fair value of the warrants using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, was being amortized over the life of the note using the straight-line method which approximates the interest method. In December 2002, the lender converted the note payable into 60,000 shares of Class E convertible preferred stock. The remaining unamortized original issue discount amount was expensed at the time of the conversion.

Interest expense to related parties for the years ended December 31, 2002, 2001, and 2000 was approximately $228,000, $3,000 and $153,000, respectively.

The Company also had $1,450,000 of outstanding letters of credit at December 31, 2002 and 2001 (see Note 6).

--------------------------------------------------------------------------------
NOTE 8 - Capital Lease Obligations
================================================================================

The Company has lease financing facilities for property, equipment and leasehold improvements. Leases outstanding under these agreements bear interest at an average rate of 10.56% and expire through October 2007. The obligations are secured by the property under lease. Total cost and accumulated amortization of the leased equipment was $456,124 and $219,332 at December 31, 2002 and $1,388,184 and $492,532 at December 31, 2001.

Future minimum capital lease payments are as follows for the years ending December 31:

          2003                                                $           79,307
          2004                                                            52,298
          2005                                                            52,298
          2006                                                            52,298
          2007                                                            36,081
                                                              ------------------
          Total                                                          272,282
          Less: amounts representing interest                            (53,368)
                                                              ------------------
          Present value of future minimum lease payments                 218,914
          Less: current portion                                          (59,570)
                                                              ------------------
          Capital lease obligations, net of current portion   $          159,344
                                                              ==================

--------------------------------------------------------------------------------
NOTE 9 - Stockholders' Equity
================================================================================

    Capital Stock Authorized

The articles of incorporation authorize the Company to issue 50,000,000 shares of no par capital stock. Authorization to individual classes of stock are determined by a Board of Directors resolution. The authorized classes of stock at December 31, 2002 are the following: 275,000 shares of Class A cumulative convertible preferred stock, 60,000 shares of Class B cumulative convertible preferred stock, 250,000 shares of Class C cumulative convertible preferred stock, 250,000 shares of Class D cumulative convertible preferred stock, and 400,000 shares of Class E cumulative convertible preferred stock.

--------------------------------------------------------------------------------
NOTE 9 - Stockholders' Equity (cont.)
================================================================================

    Cumulative Convertible Preferred Stock

Dividends on Class A, Class C, Class D, and Class E cumulative convertible preferred stock are cumulative and payable quarterly at 8%, 10%, 14%, and 15% per annum, respectively. Cumulative convertible preferred stock can be converted into common shares at any time as follows: Class A and Class B - five shares, Class C - two shares, Class D - two and one-half shares, and Class E - eight shares. The intrinsic value of any beneficial conversion option is recorded as preferred stock dividends at the time of preferred stock issuance. Dividends on Class B preferred are cumulative and payable monthly at 10% per annum. The dividends are based on $10 per share for all preferred shares. The Class B preferred was offered to certain note payable holders at a conversion of $10 per Class B preferred share. All preferred stock is non-voting. Warrants to purchase shares of the Company's common stock were given with the issuance of Class A, Class B, Class D, and Class E preferred stock and were valued at fair value using the Black Scholes pricing model. The Company may, but is not obligated to, redeem the preferred stock at $10.50 per share for Class A and Class B and $10.00 per share for Class C, Class D, and Class E, whenever the Company's common stock price exceeds certain defined criteria as defined in the preferred stock agreements. Upon the Company's call for redemption, the holders of the preferred stock called for redemption have the option to convert each preferred share into shares of the Company's common stock. Holders of preferred stock cannot require the Company to redeem their shares. The liquidation preference is the same as the redemption price for each class of preferred stock.

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

    Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan, which allows for the sale of 400,000 shares of Company common stock to qualified employees. At December 31, 2002, no shares were issued under the Plan.

    Stock Subscriptions Receivable

The Company has stock subscriptions receivable including interest receivable totaling $633,195 and $631,619 due to the Company at December 31, 2002 and 2001, respectively, from the issuance of common stock. Monthly interest only payments at interest ranging from 9% to 10% are required through December 2003 at which time any unpaid stock subscription receivable is due. The receivables are secured by the common stock issued.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 9 - Stockholders' Equity (cont.)
================================================================================

    Restricted Stock

The Company awards restricted common shares to selected employees. Recipients are not required to provide any consideration other than services. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The intrinsic value at the date of grant related to the shares awarded is generally amortized over three years, the vesting term of the awards. Compensation expense recorded during the years ended December 31, 2002, 2001, and 2000 in connection with the amortization of the award cost was $78,292, $92,749 and $93,696, respectively.

Restricted stock activity is as follows for the years ended December 31:

                                                             2002          2001                       2000
                                                -----------------   -----------------    -----------------
Outstanding, January 1                                     75,337            113,829               199,939
     Issued                                                22,434             83,000                35,000
     Vested                                              (33,107)           (38,781)              (62,842)
     Forfeited                                           (19,598)           (82,711)              (58,268)
                                                -----------------   -----------------    -----------------
Outstanding, December 31                                   45,066             75,337               113,829
                                                =================   =================    =================


    Stock Options

Stock option activity is as follows for the years ended December 31:

                                                 Options                           Weighted-Average Exercise Price
                              --------------------------------------------   -------------------------------------
                                      2002        2001               2000            2002        2001             2000
                              -------------   ------------   ------------    ------------    -----------   -----------
Outstanding, January 1           1,050,024       1,145,507        998,591    $       2.55    $      2.31   $      1.09
     Granted                       249,300         839,500        440,700            0.96           1.20          4.26
     Exercised                           -       (615,933)      (221,217)               -           0.51          0.75
     Forfeited                   (206,167)       (319,050)       (72,567)            1.86           2.11          2.10
                              -------------   ------------   ------------    ------------    -----------   -----------
Outstanding, December 31         1,093,157       1,050,024      1,145,507    $       2.45    $      2.55   $      2.31
                              =============   ============   ============    ============    ===========   ===========


The  weighted-average  grant-date fair value of options granted during the years
ended  December  31,  2002,   2001,  and  2000  was  $0.86,   $2.94  and  $2.38,
respectively.

Options outstanding and exercisable as of December 31, 2002, are as follows:

                                            Outstanding                                    Exercisable
                         ---------------------------------------------------   ------------------------------------
                                                    Weighted - Average
                                               -----------------------------
                                                               Remaining                               Weighted-
   Range of Exercise                            Exercise      Contractual                              Average
        Prices                 Options            Price        Life-Years          Options         Exercise Price
------------------------  -------------------  ------------  ---------------   -----------------   ----------------
       $.60 to    $1.00             319,300     $    0.64            7.90               240,000    $         0.64
      $1.50 to    $2.50             410,991          1.94            7.69               380,991              1.97
      $2.88 to    $4.40             128,333          3.48            7.52                73,083              3.39
      $4.75 to    $6.75             234,533          5.25            7.50               213,766              5.13
                          -----------------     ----------   -------------    -----------------    --------------
       $.60 to    $6.75           1,093,157     $    2.45            7.69               907,840    $         2.48
                          =================     ==========   =============    =================    ==============

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 9 - Stockholders' Equity (cont.)
================================================================================

    Stock Warrants

Stock warrants activity is as follows for the years ended December 31:

                                               Outstanding                         Weighted - Average Exercise Price
                              --------------------------------------------       ------------------------------------
                                    2002             2001             2000           2002          2001          2000
                              ----------       ----------       ----------       --------      --------      --------
Outstanding, January 1         9,564,450        8,093,464          836,100       $   2.37      $   8.71      $   2.12
     Granted                   2,546,690        9,483,530        8,760,964           1.46          2.32          8.42
     Exercised                        --               --       (1,206,000)            --            --          3.00
     Forfeited                (7,783,744)      (8,012,544)        (297,600)          2.25          8.75          5.00
                              ----------       ----------       ----------       --------      --------      --------
Outstanding, December 31       4,327,396        9,564,450        8,093,464       $   2.05      $   2.37      $   8.71
                              ==========       ==========       ==========       ========      ========      ========


The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2002, 2001 and 2000 was $1.00, $1.79 and $1.63, respectively.

Warrants outstanding and exercisable as of December 31, 2002, are as follows:

                                                      Weighted - Average
                                               ---------------------------------
                                                                    Remaining
   Range of Exercise                                               Contractual
        Prices                 Warrants        Exercise Price      Life-Years
------------------------  -------------------  ---------------   ---------------
      $1.00 to    $1.25           1,582,690     $        1.08              5.21
      $1.50 to    $2.00           1,039,373              1.76              3.92
      $2.24 to    $2.40           1,109,800              2.32              3.27
      $3.00 to    $4.00             474,613              3.92              0.62
      $4.44 to    $5.20             120,920              4.69              4.66
                          -----------------     -------------    --------------
      $1.00 to    $5.20           4,327,396     $        2.05              3.89
                          =================     =============    ==============

Stock warrants were awarded for:

                                       2002           2001           2000
                                  ---------      ---------      ---------
Warrant dividend                         --             --      7,531,744
Warrant repricing                        --      8,012,544             --
Common stock                        728,357        441,642        898,300
Cash                                     --             --        150,000
Services rendered                   103,333        455,756             --
Preferred stock                     420,000         48,588         80,920
Multiband startup                        --             --         50,000
Debt issuance and guarantees      1,295,000        525,000         50,000
                                  ---------      ---------      ---------
                                  2,546,690      9,483,530      8,760,964
                                  =========      =========      =========

The warrant dividend was declared in April 2000. For each share of common stock outstanding, one warrant was issued to purchase common stock at $8.75 per share for two years. These warrants have expired as of December 31, 2002.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 9 - Stockholders' Equity (cont.)
================================================================================

On August 2, 2001, the Company approved the repricing of all outstanding warrants issued at $8.75 to $2.25. The expiration date of these warrants was extended to October 11, 2002. The Company recorded $6,919,692 to the accumulated deficit related to the change in warrant value using the Black Scholes pricing model.

All warrants were recorded at fair value using the Black Scholes pricing model.

The fair value of stock warrants is the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions:

                                          2002                  2001                 2000
                             ------------------    ------------------    -----------------
Risk-free interest rate                  3.90%                 5.30%                 6.49%
Expected life                        4.5 years             4.5 years             2.2 years
Expected volatility                     151.3%                 94.3%                   28%
Expected dividend rate                      0%                    0%                    0%


--------------------------------------------------------------------------------
NOTE 10 - Income Taxes
================================================================================

The Company has generated federal and state net operating losses of approximately $19,100,000 and $9,100,000, respectively, which, if not used, will begin to expire in 2004. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The income tax provision is as follows for the years ended December 31:

                           2002                   2001       2000
--------      -----------------      -----------------     ------
Current       $              --      $              --     $9,000
Deferred                     --                     --         --
              -----------------      -----------------     ------
              $              --      $              --     $9,000
              =================      =================     ======

Components of net deferred income taxes are as follows at December 31:

                                                         2002              2001
                                                  -----------       -----------
Deferred income tax assets:
     Net operating loss carryforwards             $ 7,633,000       $ 7,250,000
     Goodwill                                          90,000           100,000
     Asset valuation reserves                         231,000           200,000
     Accrued liabilities                               69,000           100,000
                                                  -----------       -----------
                                                    8,023,000         7,650,000
Less valuation allowance                           (7,952,000)       (7,550,000)
                                                  -----------       -----------
                                                       71,000           100,000
Deferred income tax liabilities - depreciation        (71,000)         (100,000)
                                                  -----------       -----------
Net deferred income tax assets                    $        --       $        --
                                                  ===========       ===========

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 10 - Income Taxes
================================================================================

Income tax computed at the U.S. federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

                                                               2002          2001          2000
                                                             ------        ------        ------
Federal statutory tax rate benefits                           (35.0)%       (35.0)%       (34.0)%
State tax, net of federal benefit                              (5.0)         (5.0)          0.0
Change in valuation allowance net of net operating loss
  carryforward not recognized                                  36.1          33.0          34.4
Other                                                           3.9           7.0          (0.2)
                                                             ------        ------        ------
Effective tax rate                                              0.0%          0.0%          0.2%
                                                             ======        ======        ======


State income tax effect for the year ended December 31, 2000 is not material and therefore not separately shown.

The Company has the following net operating loss carryforwards at December 31, 2002, for income tax purposes:

                            Federal Net        State Net
  Year of Expiration     Operating Loss     Operating Loss
  ------------------     --------------     --------------
         2004          $       1,050,000  $       1,050,000
         2005                    599,000            599,000
         2007                    501,000            501,000
         2008                     59,000             57,000
         2009                     22,000             22,000
         2011                    595,000            575,000
         2012                     25,000                  -
         2018                  1,122,000          1,096,000
         2019                  1,585,000            992,000
         2020                  4,839,000          1,587,000
         2021                  4,726,000          1,435,000
         2022                  3,960,000          1,227,600
                       ------------------ -----------------
                       $      19,083,000  $       9,141,600
                       ================== =================

Under Internal Revenue Code Section 382, utilization of federal losses expiring prior to 2019 are limited to approximately $375,000 each year.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 11 - Supplemental Cash Flows Information
================================================================================

                                                                2002             2001             2000
                                                         -----------      -----------      -----------
Cash paid for interest                                   $   512,167      $ 1,286,155      $   647,742
Noncash investing and financing transactions:
    Repricing of warrants                                         --        6,919,692               --
    Stock options issued below fair market value                  --        1,244,250               --
    Stock options issued for commissions earned               53,745        1,244,250               --
    Stock subscriptions receivable received for
        stock                                                     --          610,000               --
    Issuance of preferred and common stock for
       acquisition of assets                                  18,590          386,000               --
    Current liabilities converted to stock                    59,755          225,613               --
    Common stock issued for guarantee of debt                 14,750          120,000               --
    Issuance of stock for intangible asset                        --           83,750               --
    Warrant dividend                                              --               --       13,255,869
    Refinancing  of debt                                          --               --        1,603,189
    Notes payable and accrued interest converted
       to common and preferred stock                       1,164,882          227,009        1,185,054

    Capitalized lease equipment purchases                    174,986               --        1,310,081
    Preferred dividend attributable to beneficial
       conversion of preferred stock                              --               --          755,384
    Conversion of preferred stock to common stock            150,000          528,742          109,897
    Conversion on preferred stock into note payable          400,000               --               --
    Reduction of note receivable related to
       commission earned on equity transactions               40,563               --               --
    Warrants issued related to modifications of
       long-term debt                                        528,650               --               --


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

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 13 - Commitments and Contingencies
================================================================================

    Operating leases

Office space is leased under related party operating leases expiring through 2006. In addition to basic monthly rents ranging from $16,640 to $17,653, the Company pays building maintenance costs, real estate taxes and assessments. In addition, the Company leases vehicles under operating leases from an entity owned by a relative of a stockholder/officer and various equipment under other leases.

The Company has various other operating leases for its corporate office space, vehicles and various equipment with lease terms ranging from one to five years. The monthly base rents range from $50,944 to $53,727. The leases contain provisions for payments of real estate taxes, insurance and common area costs. Total rent expense for the years ended December 31, 2002, 2001 and 2000 including common area costs and real estate taxes was approximately $566,000, $689,000 and $650,000, respectively. Rent expense with related parties for December 31, 2002, 2001, 2000 was approximately $462,000, $561,000 and $619,000, respectively.

Future minimum rental payments are as follows for the years ending December 31:

                    Year                 Amount
                    ----                 ------

                    2003          $         519,000
                    2004                    492,000
                    2005                    472,000
                    2006                    418,000
                    2007                    276,000
                 Thereafter               2,777,000
                                  -----------------
                                  $       4,954,000
                                  =================

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

One customers represented approximately 13% of revenues for the year ended December 31, 2002. One customer represented approximately 15% of revenues for the year ended December 31, 2001. Two customers represented approximately 27% (18% and 9%) of revenues for the year ended December 31, 2000.

The Company purchased materials from major suppliers approximately as follows for the years ended December 31:

                           Supplier
         ----------------------------------------------
              A                B               C
         -------------   --------------   -------------
  2002       58%              6%              12%
  2001       38%              19%             12%
  2000       24%              18%              -%

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

Segment disclosures are as follows:

                                          Vicom                CTU            Multiband            Total
                                       ------------       ------------       ------------       ------------
Year Ended December 31, 2002:
   Revenues                            $         --       $ 23,963,748       $    577,221       $ 24,540,969
   Income (loss) from operations         (1,810,241)           172,689         (1,195,521)        (2,833,073)
   Identifiable assets                    3,151,891          5,282,233          1,913,192         10,347,316
   Depreciation and amortization            142,426            482,390            490,641          1,115,457
   Capital expenditures                       2,126            989,450            458,844          1,450,420


                                          Vicom                CTU            Multiband            Total
                                       ------------       ------------       ------------       ------------

Year Ended December 31, 2001:
   Revenues                            $         --       $ 32,011,187       $    249,590       $ 32,260,777
   Loss from operations                  (2,079,592)          (299,553)        (1,618,003)        (3,997,148)
   Identifiable assets                    3,171,968          5,786,796          3,250,917         12,209,681
   Depreciation and amortization            418,655            550,075            442,034          1,410,764
   Capital expenditures                       6,900            491,532          1,386,513          1,884,945

                                          Vicom
                                        and VMTS               CTU            Multiband            Total
                                       ------------       ------------       ------------       ------------

Year Ended December 31, 2000:
   Revenues                            $  3,248,310       $ 36,460,217       $     73,319       $ 39,781,846
   Loss from operations                  (1,558,914)          (463,762)        (1,746,088)        (3,768,764)
   Identifiable assets                      868,438         12,388,215          2,357,920         15,614,573
   Depreciation and amortization            301,445            727,449             72,950          1,101,844
   Capital expenditures                      22,273            344,898          2,258,932          2,626,103


Segment disclosures are provided by entity to the extent practicable under the Company's accounting system.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------
NOTE 16 - Subsequent Events (Unaudited)
================================================================================

In February 2003, the Company formed a 50% owned subsidiary, Multiband USA, Inc. This subsidiary will provide the digital satellite signal to private cable operations to multiple dwelling units.

In February 2003, the note payable to Pyramid Trading Limited Partnership was extended through May 2004. As part of this extension the Company issued an additional 253,000 five year warrants at and exercise price of $1.00 per share. All of the remaining note payable balance will be converted into common stock of the Company as described by the amendment, and 100% of the outstanding balance has been reclassified to long term debt.

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION




To Stockholders, Board of Directors, and Audit Committee
Vicom, Incorporated and subsidiaries
New Hope, Minnesota


Our report on our audits of the basic consolidated financial statements of Vicom, Incorporated and subsidiaries for the years ended December 31, 2002 and 2001 appears on page 1. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page 30 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                             /s/ VIRCHOW, KRAUSE & COMPANY, LLP


Minneapolis, Minnesota
February 14, 2003

            INDEPENDENT AUDITOR'S REPORT - SUPPLEMENTARY INFORMATION




Board  of  Directors  and  Stockholders
Vicom,  Incorporated  and  Subsidiaries
New  Hope,  Minnesota


Our report on our audit of the basic consolidated financial statements of Vicom, Incorporated and Subsidiary for 2000 appears on page 1. That audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page 30 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.




                                   /s/ Lurie Besikof Lapidus & Company, LLP

Minneapolis,  Minnesota
February  15,  2001




                                    Page 29A

                      VICOM, INCORPORATED AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2002, 2001 and 2000

                   Column A                                      Column B         Column C             Column D         Column E
                  -----------                                 ----------------    --------            ----------        -------

                                                                                 Additions
                                                                                 Charged to
                                                               Balance at        Costs and                           Balance at End
                  Description                                 Beginning of Yea    Expenses            Deductions        of Year
                  -----------                                 ----------------    --------            ----------        -------
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
     2002                                                      $  178,000         $  58,000        $       -             $236,000
     2001                                                         159,000           141,000          122,000(A)           178,000
     2000                                                         140,000           176,000          157,000(A)           159,000
Allowance for inventory obsolescence:
     2002                                                          321,000           19,900               -               340,900
     2001                                                          200,000          121,000               -               321,000
     2000                                                          330,000          245,000          375,000(B)           200,000
Notes receivable:
     2002                                                               -            30,000               - (A)            30,000
     2001                                                               -                -                -                     -
     2000                                                          105,000               -           105,000(A)                 -
Allowance for doubtful utilization of prepaid advertising:
     2002                                                               -                -                -                     -
     2001                                                               -                -                -                     -
     2000                                                          392,000               -           392,000(C)                 -

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

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to the directors and executive officers of the Company set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Compliance with Section 16 (a) "in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about May 30, 2003, is incorporated herein by reference.

Item 11. Executive Compensation

     Information with respect to Executive Compensation set forth under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about May 30, 2003 is incorporated herein by reference (other than the subsections captioned "Report of the Compensation and Stock Option Committee" and "Performance Group").

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information with respect to security ownership of certain beneficial owners and management, set forth under "Beneficial Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about May 30, 2003, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information with respect to certain relationships and related transactions, set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about May 30, 2003, is incorporated herein by reference. Item 14. Controls and Procedures

     Within  90  days  prior  to the  date  of the  Report,  we  carried  out an evaluation, under the supervision and with the participation of our Chief Executive and Chief Financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

Item 17. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

                                    VICOM, INC.
                                    Registrant
Date: March 31, 2003                By:/s/ James L. Mandel
                                    --------------------------------------------
                                    James L. Mandel
                                    Chief Executive Officer

Date: March 31, 2003                By: Steven M. Bell
                                    --------------------------------------------
                                    Steven M. Bell
                                    Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, James Mandel, Chief Executive Officer of Vicom Incorporated, certify that:

     1. I have reviewed this annual report on Form 10-K of Vicom Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 31, 2003                     /s/James Mandel
                                           ------------------------------------
                                           Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Steven Bell, Chief Financial Officer of Vicom Incorporated, certify that:

     1. I have reviewed this annual report on Form 10-K of Vicom Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 31, 2003                         /s/ Steven Bell
                                               ---------------------------------
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.   Description
-----------   -----------

2.1           Asset  Purchase   Agreement  and  related  documents  with  Enstar
              Networking Corporation dated December 31, 1998(1)
2.2           Agreement and Plan of Merger with Ekman,  Inc.  dated December 29,
              1999(1)
3.1           Amended and Restated Articles of Incorporation of Vicom, Inc.(1)
3.2           Restated Bylaws of Vicom, Incorporated(1)
3.3           Articles of Incorporation of Corporate Technologies, USA, Inc.(1)
3.4           Bylaws of Corporate Technologies, USA, Inc.(1)
4.1 Certificate of Designation of the Relative Rights, Restrictions and Preferences of 8% Class A Cumulative Convertible Preferred Stock and 10% Class B Cumulative Convertible Preferred Stock dated December 9, 1998(1)
4.2           Form of Warrant Agreement(1)
4.3           Warrant Agreement with James Mandel dated December 29, 1999(1)
4.4           Warrant Agreement with Marvin Frieman dated December 29, 1999(1)
4.5           Warrant Agreement with Pierce McNally dated December 29, 1999(1)
4.6           Warrant Agreement with Enstar, Inc. dated December 29, 1999(1)
4.7           Warrant Agreement with David Ekman dated December 29, 1999(1)
4.8 Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class C Cumulative Convertible Stock(2)
4.9 Certificate of Designation of the Relative Rights, Restrictions and Preferences of 14% Class D Cumulative Convertible Stock(6)
4.10 Certificate of Designation of the Relative Rights, Restrictions and Preferences of 15% Class E Cumulative Convertible Stock(6)
5.1           Opinion of Steven M. Bell, Esq.(4)
10.1          Vicom Lease with Marbell Realty dated June 20, 1996(1)
10.2          Employment Agreement with Marvin Frieman dated October 1, 1996(1)
10.3          Employment Agreement with Steven Bell dated October 1, 1996(1)
10.4          Employment Agreement with James Mandel dated August 14, 1998(1)
10.5          Vicom  Associate  Agreement  with NEC  America,  Inc.  dated  June
              1999(1)
10.6          Loan Agreement with Wells Fargo dated June 17, 1999(1)
10.7          Employment Agreement with David Ekman dated December 29, 1999(1)
10.8          Debenture Loan Agreement  with  Convergent  Capital dated March 9,
              2000(1)
10.9 Corporate Technologies, USA, Inc. lease with David Ekman dated January 19, 2000(1)
10.10 Amendment dated July 11, 2000 to debenture loan agreement with Convergent Capital dated March 9, 2000.(2)
10.11         Corporate  Technologies  agreement with Siemens dated December 14,
              2001(4)
10.12         Note with Pyramid Trading, L.P. (4)
10.14         Employment Agreement of Steven M. Bell dated January, 1, 2002(5)
10.15         Employment Agreement of James Mandel dated January 1, 2002(5)
19.1          2000 Non-Employee Director Stock Compensation Plan (3)
19.2          2000 Employee Stock Purchase Plan (3)
21.1          List of subsidiaries of the registrant(1)
23.1          Consent of Virchow, Krause & Company, LLP (6)
23.2          Consent of Lurie, Besikof, Lapidus & Company, LLP (6)
24.1          Power  of  Attorney   (included  on  signature  page  of  original
              registration statement)
99.1          Section 906 of Sarbanes-Oxley Act of 2002 - James Mandel(6)
99.2          Section 906 of Sarbanes-Oxley Act of 2002 - Steven Bell(6)

(1) Previously filed as the same exhibit to the Registrant's Registration Statement on Form 10, as amended.

(2) Previously filed as the same exhibit to the original Registration Statement on Form S-1 filed on August 11, 2000 and declared effective on August 18, 2000.

(3) Previously filed as the same exhibit to Registrant's Proxy Statement on Form 14A, filed on July 31, 2000.

(4) Previously filed as the same exhibit to the original Registration Statement on Form S-1 filed on August 15, 2001 and declared effective on August 20, 2001.

(5) Previously filed as the same exhibit to Registrant's Form 10-Q filed May 15, 2002

(6)  Filed herewith.