Form 10-Q
period 2003-03-31
VICOM INC
filed 2003-05-15
CIK 732412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

    (MARK ONE)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       |X|         SECURITIES AND EXCHANGE ACT OF 1934
                          FOR THE PERIOD ENDING MARCH 31, 2003
                                       OR
       |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM  _____  TO _____

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

                                 Yes |X|     No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                                 Yes |_|     No |X|

         On May 7, 2003 there were 15,054,503 shares outstanding of the registrant's common stock, par value $.01 per share, and 246,181 outstanding shares of the registrant's convertible preferred stock.

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                              ----------------------------
                                                March 31,     March 31,
                                              ------------  --------------
                                                 2003          2002
                                                 ----          ----
                                              (unaudited)    (unaudited)
                                              ------------  --------------

REVENUES . . . . . . . . . . . . . . . . . .  $ 5,871,762   $   6,262,188
--------------------------------------------  ------------  --------------
COSTS AND EXPENSES
--------------------------------------------
     Cost of products and services . . . . .    4,310,702       4,789,214
--------------------------------------------  ------------  --------------
     Selling, general and administrative . .    2,235,996       2,236,736
--------------------------------------------  ------------  --------------
     Total Costs and Expenses. . . . . . . .    6,546,698       7,025,950
--------------------------------------------  ------------  --------------

LOSS FROM OPERATIONS         . . . . . . . .     (674,936)       (763,762)
--------------------------------------------  ------------  --------------
OTHER EXPENSE
--------------------------------------------
     Interest expense. . . . . . . . . . . .     (225,687)       (365,835)
--------------------------------------------  ------------  --------------
     Other Income (expense). . . . . . . . .      (65,496)         19,676
--------------------------------------------  ------------  --------------
     Total Other Expense . . . . . . . . . .     (291,183)       (346,159)
--------------------------------------------  ------------  --------------

LOSS BEFORE INCOME TAXES . . . . . . . . . .     (966,119)     (1,109,921)
--------------------------------------------  ------------  --------------

PROVISION FOR INCOME TAXES       . . . . . .            0               0
--------------------------------------------  ------------  --------------

NET LOSS . . . . . . . . . . . . . . . . . .     (966,119)     (1,109,921)
--------------------------------------------  ------------  --------------
Preferred Stock Dividends. . . . . . . . . .       56,471          51,726
--------------------------------------------  ------------  --------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS . .   (1,022,590)     (1,161,647)
--------------------------------------------  ============  ==============

LOSS PER SHARE - BASIC AND DILUTED  .. . . .  $      (.08)  $        (.11)
--------------------------------------------  ------------  --------------

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC
 AND DILUTED . . . . . . . . . . . . . . . .   13,418,333      10,639,224
--------------------------------------------  ------------  --------------

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                           March 31, 2003    December 31, 2002
                                                                          ----------------  -------------------
                                                                            (unaudited)          (audited)
                                                                          ----------------  -------------------
                                ASSETS

CURRENT ASSETS
------------------------------------------------------------------------
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .   $       413,571   $          540,375
------------------------------------------------------------------------  ----------------  -------------------
 Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .         2,013,530            1,948,004
------------------------------------------------------------------------  ----------------  -------------------
 Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,493,759            1,463,658
------------------------------------------------------------------------  ----------------  -------------------
 Other Current Assets . . . . . . . . . . . . . . . . . . . . . . . . .           438,984              226,774
------------------------------------------------------------------------  ----------------  -------------------

   TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . .         4,359,844            4,178,811
------------------------------------------------------------------------  ----------------  -------------------

PROPERTY AND EQUIPMENT, NET. . . . . . . . . . . . . . . . . . . . . . .        3,137,824            3,248,973
------------------------------------------------------------------------  ----------------  -------------------

OTHER ASSETS
------------------------------------------------------------------------
 Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,748,879            2,748,879
------------------------------------------------------------------------  ----------------  -------------------
 Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           165,865              170,653
------------------------------------------------------------------------  ----------------  -------------------

       TOTAL OTHER ASSETS                . . . . . . . . . . . . . . . .        2,914,744            2,919,532
------------------------------------------------------------------------  ----------------  -------------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    10,412,412   $       10,347,316
------------------------------------------------------------------------  ================  ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------
CURRENT LIABILITIES
------------------------------------------------------------------------
 Wholesale line of credit . . . . . . . . . . . . . . . . . . . . . . .   $     1,478,293   $        1,290,383
------------------------------------------------------------------------  ----------------  -------------------
 Current portion of long term debt. . . . . . . . . . . . . . . . . . .           290,158              321,589
------------------------------------------------------------------------  ----------------  -------------------
 Current portion of capital lease obligations . . . . . . . . . . . . .            51,343               59,570
------------------------------------------------------------------------  ----------------  -------------------
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,282,656            1,735,931
------------------------------------------------------------------------  ----------------  -------------------
 Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           840,764              714,479
------------------------------------------------------------------------  ----------------  -------------------
 Deferred service obligations and revenue . . . . . . . . . . . . . . .           335,758              309,729
------------------------------------------------------------------------  ----------------  -------------------

                   TOTAL CURRENT LIABILITIES                                    4,278,972            4,431,681
------------------------------------------------------------------------  ----------------  -------------------

LONG TERM DEBT, NET. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,863,844            3,114,006
------------------------------------------------------------------------  ----------------  -------------------

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION. . . . . . . . . . . .          151,099              159,344
------------------------------------------------------------------------  ----------------  -------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,293,915            7,705,031
------------------------------------------------------------------------  ----------------  -------------------
STOCKHOLDERS' EQUITY
------------------------------------------------------------------------
Cumulative convertible preferred stock, no par value:
------------------------------------------------------------------------
   8% Class A (27,831 shares issued and outstanding) . . . . . . . . . .          418,252              418,252
------------------------------------------------------------------------  ----------------  -------------------
  10% Class B (6,200 shares issued and outstanding). . . . . . . . . . .           62,000               62,000
------------------------------------------------------------------------  ----------------  -------------------
  10% Class C (134,500 and 131,510 shares issued and outstanding). . . .        1,720,493            1,699,407
------------------------------------------------------------------------  ----------------  -------------------
  15% Class E (77,650 and 70,000 shares issued and outstanding). . . . .          438,964              395,778
------------------------------------------------------------------------  ----------------  -------------------
  Common stock, no par value (14,413,962 and 13,110,477 shares issued;
  14,380,293 and 13,065,410 shares outstanding). . . . . . . . . . . . .        5,247,828            4,465,832
------------------------------------------------------------------------  ----------------  -------------------
  Stock subscriptions receivable . . . . . . . . . . . . . . . . . . . .         (670,239)            (633,195)
------------------------------------------------------------------------  ----------------  -------------------
  Options and warrants . . . . . . . . . . . . . . . . . . . . . . . . .       27,195,980           26,632,299
------------------------------------------------------------------------  ----------------  -------------------
  Unamortized compensation . . . . . . . . . . . . . . . . . . . . . . .         (556,192)            (682,089)
------------------------------------------------------------------------  ----------------  -------------------
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .      (30,738,589)         (29,715,999)
------------------------------------------------------------------------   ---------------  -------------------

TOTAL STOCKHOLDERS' EQUITY             . . . . . . . . . . . . . . . . .        3,118,497            2,642,285
------------------------------------------------------------------------  ----------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . .  $    10,412,412   $       10,347,316
------------------------------------------------------------------------  ================  ===================



            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002 (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                               -----------------------
                                                                                      MARCH 31,
                                                                                      ---------
                                                                                  2003         2002
                                                                               ----------  ------------

OPERATING ACTIVITIES
-----------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(966,119)  $(1,109,921)
-----------------------------------------------------------------------------  ----------  ------------
Adjustments to reconcile net loss to net cash flows from operating activities
-----------------------------------------------------------------------------
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .     214,132       258,300
-----------------------------------------------------------------------------  ----------  ------------
 Amortization of deferred compensation . . . . . . . . . . . . . . . . . . .     120,190       130,428
-----------------------------------------------------------------------------  ----------  ------------
 Amortization of original issue discount . . . . . . . . . . . . . . . . . .     114,616       210,983
-----------------------------------------------------------------------------  ----------  ------------
 Common stock issued for services. . . . . . . . . . . . . . . . . . . . . .           0         7,500
-----------------------------------------------------------------------------  ----------  ------------
 Warrants issued for services  . . . . . . . . . . . . . . . . . . . . . . .     321,920             0
-----------------------------------------------------------------------------  ----------  ------------
 Loss on sales of property and equipment . . . . . . . . . . . . . . . . . .      74,137        (6,726)
-----------------------------------------------------------------------------  ----------  ------------
 Interest receivable on stock subscription receivable. . . . . . . . . . . .     (10,826)            0
-----------------------------------------------------------------------------  ----------  ------------
 Discount on preferred stock related to warrants . . . . . . . . . . . . . .           0        (5,001)
-----------------------------------------------------------------------------  ----------  ------------
 Changes in operating assets and liabilities:
-----------------------------------------------------------------------------
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . .     (65,526)      578,036
-----------------------------------------------------------------------------  ----------  ------------
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (29,704)       18,088
-----------------------------------------------------------------------------  ----------  ------------
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (225,568)       53,329
-----------------------------------------------------------------------------  ----------  ------------
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         600        12,838
-----------------------------------------------------------------------------  ----------  ------------
  Wholesale line of credit                              . . . . . . . . . . .     187,910       (74,255)
-----------------------------------------------------------------------------  ----------  ------------
  Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . .    (234,476)      (80,223)
-----------------------------------------------------------------------------  ----------  ------------
  Deferred service obligations and revenue. . . . . . . . . . . . . . . . . .      26,029       (47,864)
-----------------------------------------------------------------------------  ----------  ------------
     Net cash flows from operating activities. . . . . . . . . . . . . . . .     (472,685)      (54,488)
-----------------------------------------------------------------------------  ----------  ------------

INVESTING ACTIVITIES
-----------------------------------------------------------------------------
 Purchases of property and equipment . . . . . . . . . . . . . . . . . . . .     (92,285)     (105,533)
-----------------------------------------------------------------------------  ----------  ------------
 Proceeds from sale of property and equipment. . . . . . . . . . . . . . . .           0         7,554
-----------------------------------------------------------------------------  ----------  ------------
 Collections on notes receivable . . . . . . . . . . . . . . . . . . . . . .       5,000             0
-----------------------------------------------------------------------------  ----------  ------------
     Net cash flows from investing activities. . . . . . . . . . . . . . . .     (87,285)      (97,979)
-----------------------------------------------------------------------------  ----------  ------------
FINANCING ACTIVITIES
-----------------------------------------------------------------------------
 Proceeds from long-term debt and warrants issued with long term debt. . . .           0       600,000
-----------------------------------------------------------------------------  ----------  ------------
 Payments on long term debt. . . . . . . . . . . . . . . . . . . . . . . . .     (53,260)       (1,547)
-----------------------------------------------------------------------------  ----------  ------------
 Payments on capital lease obligations                          .. . . . . .     (20,474)      (87,636)
-----------------------------------------------------------------------------  ----------  ------------
 Proceeds from issuance of stock and warrants. . . . . . . . . . . . . . . .     481,391        55,000
-----------------------------------------------------------------------------  ----------  ------------
 Exercise of warrants. . . . . . . . . . . . . . . . . . . . . . . . . . . .      78,130             0
-----------------------------------------------------------------------------  ----------  ------------
 Redemption of preferred stock . . . . . . . . . . . . . . . . . . . . . . .      (2,100)      (10,000)
-----------------------------------------------------------------------------  ----------  ------------
 Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . . .     (50,521)      (51,726)
-----------------------------------------------------------------------------  ----------  ------------
     Net cash flows from financing activities. . . . . . . . . . . . . . . .     433,166       504,091
-----------------------------------------------------------------------------  ----------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . .   (126,804)      351,624
-----------------------------------------------------------------------------  ----------  ------------
CASH AND CASH EQUIVALENTS
-----------------------------------------------------------------------------
 Beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .     540,375       624,845
-----------------------------------------------------------------------------  ----------  ------------
 End of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 413,571   $   976,469
-----------------------------------------------------------------------------  ==========  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-----------------------------------------------------------------------------
 Cash paid for interest, net of amortization of original issue discount. . .   $ 119,489   $   171,567
-----------------------------------------------------------------------------  ----------  ------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------------------------------------
 Stock options issued below fair market value                        . . . .           0           400
-----------------------------------------------------------------------------  ----------  ------------
 Issuance of preferred stock for acquisition of assets . . . . . . . . . . .      76,500        18,590
-----------------------------------------------------------------------------  ----------  ------------
 Warrants issued with debt . . . . . . . . . . . . . . . . . . . . . . . . .     208,447         8,529
-----------------------------------------------------------------------------  ----------  ------------
 Conversion of preferred stock into common stock . . . . . . . . . . . . . .      40,000             0
-----------------------------------------------------------------------------  ----------  ------------
 Current liabilities converted to stock. . . . . . . . . . . . . . . . . . .      92,514             0
-----------------------------------------------------------------------------  ----------  ------------
 Conversion of notes payable into common stock . . . . . . . . . . . . . . .     130,500             0
-----------------------------------------------------------------------------  ----------  ------------
 Conversion of dividend into common stock. . . . . . . . . . . . . . . . . .       5,950             0
-----------------------------------------------------------------------------  ----------  ------------
 Reduction of stock subscription receivable  . . . . . . . . . . . . . . . .       8,782             0
-----------------------------------------------------------------------------  ----------  ------------
 Stock subscription receivable for issuance of common stock. . . . . . . . .      40,000             0
-----------------------------------------------------------------------------  ----------  ------------



     See  notes  to  condensed  consolidated  financial  statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             MARCH 31, 2003 and 2002

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

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and was amortized using the straight-line method over ten years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill is reduced by the estimated shortfall of cash flows. The Company did not record any impairment charges related to goodwill during the three months ended March 31, 2003 and 2002.

                      VICOM, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             MARCH 31, 2003 and 2002

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

Pursuant to APB No. 25 and related interpretations, $120,190 and $130,428 of compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended March 31, 2003 and 2002, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statements of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Base Compensation", the Company's net loss and loss attributable to common stockholders and basic and diluted loss per common share would have been increased to the additional pro forma amounts:

                                                                   Three Months Ended
                                                                        March 31
                                                                       ----------
                                                                2003                2002
                                                          ----------------    ----------------

Loss attributable to common stockholders                  $    (1,022,590)    $    (1,161,647)
Pro forma loss attributable to common shares              $    (1,433,587)        $(1,209,853)

Basic and diluted net loss per share:
   As reported                                            $         (0.08)    $         (0.11)
   Pro forma loss attributable to common shares           $         (0.11)    $         (0.11)

Stock-based compensation:
   As reported                                            $        120,190    $        130,428
   Proforma                                               $        410,997    $         48,206


In determining the compensation cost of the options granted during the three months ended March 31, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows for March 31:

                                                         2003            2002
                                            ----------------- ---------------
Risk-free interest rate                                 3.00%          4.40%
Expected life of options granted                     10 years       10 years
Expected volatility range                                170%           170%
Expected dividend yield                                    0%             0%

Net Loss per Share
Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and issued but not outstanding restricted stock during the three months ended March 31, 2003 and 2002 were anti-dilutive.

                      VICOM, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             MARCH 31, 2003 and 2002

NOTE 3 - LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2003 and 2002, the Company incurred net losses of $966,119 and $1,109,921, respectively. At March 31, 2003, the Company had an accumulated deficit of $30,738,589. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned MultiBand projects, however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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

NOTE 4 - NOTES PAYABLE

During the three months ended March 31, 2003, the Company reached an agreement to convert $962,000 of its note payable with Pyramid Trading Limited Partnership to equity. Terms of the conversion state that the note will be converted to equity over a 14 month period at a price generally equivalent to a 10% discount to market price. The Company issued an additional 253,000 5-year warrants at an exercise price of $1.00 with the note payable extension. These warrants, valued at $208,447, will be expensed over the remaining term of the note agreement.

NOTE 5 - STOCK WARRANTS

Stock warrants activity is as follows for the three months ended March 31, 2003:

                                                                                     Weighted Average
                                                              Number of Warrants      Exercise Price
                                                             --------------------------------------------

Warrants outstanding - December 31, 2002                               4,327,396                    2.05
  Granted                                                              1,081,025                    1.06
  Canceled or expired                                                          0                       0
  Exercised                                                             (76,290)                    1.00
                                                             --------------------------------------------
Warrants outstanding - March 31, 2003                                  5,332,131                    1.87
                                                             ====================  ======================

The warrants granted during the three months ended March 31, 2003 were awarded for common stock, preferred stock, for services rendered, and in connection with notes payable.


                      VICOM, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             MARCH 31, 2003 and 2002



NOTE 6 - BUSINESS SEGMENTS

Following is Company  business  segment  information  for the three months ended
March 31, 2003 and 2002:
------------------------------------------- -------------------- -------------------- ------------------- --------------------
                                                   Vicom                 CTU              MultiBand              Total
------------------------------------------- -------------------- -------------------- ------------------- --------------------
Quarter ended March 31, 2003
------------------------------------------- -------------------- -------------------- ------------------- --------------------
         Revenues                            $               0   $         5,636,642  $          235,120  $         5,871,762
------------------------------------------- -------------------- -------------------- ------------------- --------------------
         Loss from operations                         (406,421)             (54,894)           (213,621)            (674,936)
------------------------------------------- -------------------- -------------------- ------------------- --------------------
         Identifiable assets                          3,318,261            5,182,571           1,911,580           10,412,412
------------------------------------------- -------------------- -------------------- ------------------- --------------------
         Depreciation and amortization                   11,725              106,944              95,463              214,132
------------------------------------------- -------------------- -------------------- ------------------- --------------------
         Capital expenditures                                 0               36,645              55,640               92,285
------------------------------------------- -------------------- -------------------- ------------------- --------------------


------------------------------------------- -------------------- -------------------- ------------------- --------------------
Quarter ended March 31, 2002
------------------------------------------- -------------------- -------------------- ------------------- --------------------
         Revenues                           $                 0  $         6,161,581  $          100,607  $         6,262,188
------------------------------------------- -------------------- -------------------- ------------------- --------------------
         Loss from operations                         (424,480)             (87,275)           (252,007)            (763,762)
------------------------------------------- -------------------- -------------------- ------------------- --------------------
         Identifiable assets                          3,231,228            5,374,184           3,161,624           11,767,036
------------------------------------------- -------------------- -------------------- ------------------- --------------------
         Depreciation and amortization                    2,417              119,917             135,966              258,300
------------------------------------------- -------------------- -------------------- ------------------- --------------------
         Capital expenditures                                 0               39,820              65,713              105,533
------------------------------------------- -------------------- -------------------- ------------------- --------------------

NOTE 7- SUBSEQUENT EVENT

          During February 2003, the Company incorporated a new subsidiary, Multiband USA, Incorporated (MB USA). This subsidiary was set up as part of a 50% owned joint venture agreement with PACE Electronics, Inc. (PACE) with the Company having the right to elect two of the three board of directors. As part of the joint venture agreement, the Company, at its sole option and discretion, shall have the right, but not the obligation to convert one Vicom common share for every ten shares of MB USA issued to PACE.

          On April 25, 2003, the Company, through MB USA, purchased certain video equipment assets from Suncoast Automation, Inc for $450,000. The Company also purchased related rights to video subscribers and rights of access agreements.

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

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


GENERAL

         Vicom, Incorporated (Vicom) is a Minnesota corporation formed in September 1975. Vicom is the parent corporation of two wholly-owned subsidiaries, Corporate Technologies, USA, Inc. (CTU), and MultiBand, Inc. (MultiBand) and one partially-owned subsidiary, Multiband USA, Inc.

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

         Vicom's website is located at: www.vicominc.net.
                                        ----------------

         Vicom recently expanded its efforts to establish itself within the rapidly evolving telecommunications and computer industries. Effective December 31, 1998, Vicom acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, Vicom, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (CTU). CTU provides voice, data and video systems and services to business and government. MultiBand, Inc. was incorporated in February 2000. MultiBand, Inc provides voice, data and video services to multiple dwelling units (MDU's). Multiband USA, Inc. was formed in February, 2003 in partnership with Pace Electronics, a video wholesaler, and provides the same services as Multiband, Inc.

         As of March 31, 2003, CTU was providing telephone equipment and service to approximately 800 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 2,100 customers. MultiBand, as of March 31, 2003, had approximately 1,300 customers. Telecommunications systems distributed by Vicom are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

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

SELECTED CONSOLIDATED FINANCIAL DATA

--------------------------------------------------- -----------------------------------------------------
                                                         DOLLAR AMOUNTS AS A PERCENTAGE OF
                                                                          REVENUES
--------------------------------------------------- -----------------------------------------------------
                                                                     THREE MONTHS ENDED
--------------------------------------------------- -----------------------------------------------------

                                                          March 31, 2003             March 31, 2002
                                                           (unaudited)                (unaudited)
--------------------------------------------------- --------------------------- -------------------------

REVENUES                                                       100%                       100%
--------------------------------------------------- --------------------------- -------------------------
COST OF PRODUCTS & SERVICES                                   73.4%                      76.4%
--------------------------------------------------- --------------------------- -------------------------
GROSS MARGIN                                                  26.6%                      23.6%
--------------------------------------------------- --------------------------- -------------------------
SELLING, GENERAL & ADMINISTRATIVE                             38.1%                      35.7%
--------------------------------------------------- --------------------------- -------------------------
OPERATING LOSS                                                -11.5%                     -12.1%
--------------------------------------------------- --------------------------- -------------------------
  INTEREST EXPENSE & OTHER, NET                               -5.0%                      -5.5%
--------------------------------------------------- --------------------------- -------------------------
LOSS BEFORE TAXES                                             -16.5%                     -17.7%
--------------------------------------------------- --------------------------- -------------------------
  INCOME TAX                                                    0                          0
--------------------------------------------------- --------------------------- -------------------------
NET LOSS                                                      -16.5%                     -17.7%
--------------------------------------------------- --------------------------- -------------------------

The following table sets forth, for the period indicated, the gross margin percentages for Corporate Technologies USA, Inc. and MultiBand, Inc.

                                                   THREE MONTHS ENDED
                                          MARCH 31, 2003        MARCH 31, 2002
 GROSS MARGIN PERCENTAGES:
   CORPORATE TECHNOLOGIES USA, INC.           25.2%                  22.9%
   MULTIBAND, INC.                             1.4%                   .6%

RESULTS OF OPERATIONS

Revenues

         Revenues decreased 6.2% to $5,871,762 in the quarter ended March 31, 2003, as compared to $6,262,188 for the quarter ended March 31, 2002.

         Revenues for (CTU) decreased 8.5% in the first quarter of fiscal 2003 to $5,636,642 as compared to $6,161,581 in the first quarter of fiscal 2002. This decrease in CTU's revenues resulted primarily from CTU's desire to increase gross margins versus maintaining top line revenues.

         Revenues for MultiBand, Inc. increased 133.7% to $235,120 as compared to $100,607 in the first quarter of fiscal 2002. This increase is due to expansion of MultiBand services to five additional properties.

Gross Margin

         The Company's gross margin increased 6% or $88,086 to $1,561,060 for the quarter ended March 31, 2003, as compared to $1,472,974 for the similar quarter last year. For the quarter ended March 31, 2003, as a percent of total revenues, gross margin was 26.6% as compared to 23.6% for the similar period last year. This increase in gross margin percentage is primarily due to an increase in service sales and recurring subscriber revenues which have better margins than equipment sales.

         Gross margin for Corporate Technologies USA, Inc. increased by 2.6% to $1,479,587 for the quarter ended March 31, 2003, as compared to $1,441,399 in the first quarter of fiscal 2002. This increase is due to the above mentioned service and subscriber sales.

         Gross margin for MultiBand, Inc. for the quarter ended March 31, 2003 increased 116.8% to $81,473 as compared to $37,575 in the first quarter of fiscal 2002 reflecting on the increase of revenue being billed.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased slightly to $2,235,996 in the quarter ended March 31, 2003, compared to $2,236,736 in the prior year quarter. Selling, general and administrative expenses were, as a percentage of revenues, 38.1% for the quarter ended March 31, 2003 and 35.7% for the similar period a year ago.

Interest Expense

         Interest expense was $225,687 for the quarter ended March 31, 2003, versus $365,835 for the similar period a year ago, reflecting a decrease in the Company's long term debt that resulted in a considerable decrease in the amortization of original issue discount expense. Amortization of original issue discount was $114,616 and $210,983 for the three months ended March 31, 2003 and 2002.

Net Loss

         In the first quarter of fiscal 2003, the Company incurred a net loss of $966,119 compared to a net loss of $1,109,921 for the first fiscal quarter of 2002. A decline in operating losses for the first quarter of 2003 versus the similar period a year ago was primarily due to the above mentioned increase in gross margin.

Liquidity and Capital Resources

         Available working capital, for the three months ended March 31, 2003, increased slightly over the similar period last year. Vicom experienced a significant decrease in accounts payable for the period ended March 31, 2003 versus year end due to a reduction in Multiband payables. Accounts receivable increased slightly for the period ended March 31, 2003, compared to the prior year period.

         Inventories increased slightly over last year's year end balance.

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

Capital Expenditures

         The Company used $92,285 for capital expenditures during the three months ended March 31, 2003, as compared to $105,533 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------
The Company's long-lived assets include property, equipment and leasehold improvements. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the three months ended March 31, 2003 and 2002, the Company did not record any impairment losses related to long-lived assets.

IMPAIRMENT OF GOODWILL
----------------------
We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three months ended March 31, 2003 and 2002, the Company did not record any impairment losses related to goodwill.

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

PART II.  OTHER INFORMATION

ITEM 4.  LEGAL PROCEEDINGS

         As of March 31, 2003, Vicom was not engaged in any legal proceedings whose anticipated results would have a material adverse impact on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                      None
         (b)      Reports on Form 8-K.
                      None




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VICOM, INC.
                                     Registrant
Date: May 15, 2003                   By:

                                                   /s/   James L. Mandel
                                                   Chief Executive Officer
Date: May 15, 2003                   By:

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

Dated:  May 15, 2003
                                             ----------------------------------
                                             /s/James Mandel
                                             Chief Executive Officer

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

Dated:  May 15, 2003                        Signature:
                                                      -------------------------
                                                       /s/Steven Bell
                                                       Chief Financial Officer

                                  Exhibit 99.1

                                   Vicom, Inc.

                Certification Pursuant to 18 U.S.C. Section 1350
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

         In connection with this Quarterly Report Form 10-Q, Vicom, Inc. (the "Company") for the period ended March 31, 2003, I, James L. Mandel, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. This Periodic Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


-----------------------------------------------------------------------------
Date: May 15, 2003          By:

                                               /s/ James L. Mandel
                                             Chief Executive Officer
-----------------------------------------------------------------------------


         In connection with this Quarterly Report Form 10-Q, Vicom, Inc. (the "Company") for the period ended March 31, 2003, I, Steven M. Bell, Secretary and Treasurer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. This Periodic Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

------------------------------------------------------------------------------
Date: May 15, 2003           By:

                                             /s/ Steven M. Bell
                                          Chief Financial Officer

------------------------------------------------------------------------------