Form 10-Q
period 2003-06-30
VICOM INC
filed 2003-08-18
CIK 732412

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

                       FOR THE PERIOD ENDING JUNE 30, 2003

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM         TO
                                                  --------  --------
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

                                Yes |_|      No |X|

         On August 7, 2003 there were 16,846,563 shares outstanding of the registrant's common stock, par value $.01 per share, and 246,181 outstanding shares of the registrant's convertible preferred stock.

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended                   Six Months Ended
                                                              June 30, 2003     June 30, 2002      June 30, 2003       June 30, 2002
                                                               (unaudited)       (unaudited)        (unaudited)         (unaudited)
                                                              ------------       ------------       ------------       ------------
REVENUES ...............................................      $  5,688,381       $  5,944,424       $ 11,560,143       $ 12,206,612
COSTS AND EXPENSES
     Cost of products and services .....................         3,914,420          4,354,714          8,225,122          9,143,928
     Selling, general and administrative ...............         2,502,741          2,240,223          4,738,737          4,496,761
                                                              ------------       ------------       ------------       ------------
     Total Costs and Expenses ..........................      $  6,417,161          6,594,937         12,963,859         13,640,689
LOSS FROM OPERATIONS ...................................          (728,780)          (650,513)        (1,403,716)        (1,434,077)
OTHER EXPENSE
     Interest expense ..................................          (219,723)          (426,869)          (445,410)          (772,904)
    Other Income (expense) .............................            15,232             25,281            (50,264)            44,957
                                                              ------------       ------------       ------------       ------------
     Total Other Expense ...............................          (204,491)          (401,588)          (495,674)          (727,947)
MINORITY INTEREST IN JOINT VENTURE .....................            (1,393)                 0             (1,393)                 0
LOSS BEFORE INCOME TAXES ...............................          (934,664)        (1,052,101)        (1,900,783)        (2,162,024)
PROVISION FOR INCOME TAXES .............................                 0                  0                  0                  0
                                                              ------------       ------------       ------------       ------------
NET LOSS ...............................................          (934,664)      $ (1,052,101)        (1,900,783)      $ (2,162,024)
      Preferred Stock Dividends ........................           (38,580)            (8,427)           (95,051)           (60,153)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
                                                              $   (973,244)      $ (1,060,528)      $ (1,995,834)      $ (2,222,177)
                                                              ============       ============       ============       ============
LOSS PER SHARE - BASIC AND DILUTED .....................      $       (.06)      $       (.09)      $       (.13)      $       (.20)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
DILUTED ................................................        15,068,424         11,505,838         14,247,937         11,078,284

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              June 30, 2003     December 31, 2002
                                                                                              -------------     -----------------
                                                                                               (unaudited)          (audited)
                                                          ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...........................................................      $    971,513       $    540,375
   Accounts receivable .................................................................         2,187,324          1,948,004
   Inventories, net of reserve of $364,500 and $341,000 ................................         2,005,636          1,463,658
   Other Current Assets ................................................................           318,306            226,774
                                                                                              ------------       ------------
      TOTAL CURRENT ASSETS .............................................................         5,482,779          4,178,811
                                                                                              ------------       ------------
PROPERTY AND EQUIPMENT, NET ............................................................         3,626,112          3,248,973
                                                                                              ------------       ------------
OTHER ASSETS
   Goodwill ............................................................................         2,966,241          2,748,879
   Other ...............................................................................           219,744            170,653
                                                                                              ------------       ------------
       TOTAL OTHER ASSETS ..............................................................         3,185,985          2,919,532
                                                                                              ------------       ------------
TOTAL ASSETS ...........................................................................      $ 12,294,876       $ 10,347,316
                                                                                              ============       ============
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Wholesale line of credit ............................................................      $  1,259,301       $  1,290,383
   Current portion of note payable - stockholder .......................................            59,579                  0
   Current portion of long term debt ...................................................           550,830            321,589
   Current portion of capital lease obligations ........................................            50,988             59,570
   Accounts payable ....................................................................         2,110,870          1,735,931
   Accrued liabilities .................................................................         1,051,501            714,479
   Deferred service obligations and revenue ............................................           298,377            309,729
                                                                                              ------------       ------------
      TOTAL CURRENT LIABILITIES ........................................................         5,381,446          4,431,681
LONG TERM DEBT, NET ....................................................................         2,256,047          3,114,006
NOTE PAYABLE - STOCKHOLDER, NET OF CURRENT PORTION .....................................            64,421                  0
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ......................................           186,409            159,344
                                                                                              ------------       ------------
TOTAL LIABILITIES ......................................................................         7,888,323          7,705,031
                                                                                              ------------       ------------
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
   8% Class A (27,831 shares issued and outstanding) ...................................           418,252            418,252
  10% Class B (6,200 shares issued and outstanding) ....................................            62,000             62,000
  10% Class C (134,500 and 131,510 shares issued and outstanding) ......................         1,720,493          1,699,407
  15% Class E (77,650 and 70,000 shares issued and outstanding) ........................           438,964            395,778
  Common stock, no par value (16,738,194 and 13,110,477 shares issued;
  16,711,189 and 13,065,410 shares outstanding) ........................................         7,272,629          4,465,832
  Stock subscriptions receivable .......................................................          (620,615)          (633,195)
   Options and warrants ................................................................        27,195,980         26,632,299
   Unamortized compensation ............................................................          (430,710)          (682,089)
   Minority Interest ...................................................................            61,393                  0
   Accumulated deficit .................................................................       (31,711,833)       (29,715,999)
                                                                                              ------------       ------------
TOTAL STOCKHOLDERS' EQUITY .............................................................         4,406,553          2,642,285
                                                                                              ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................................      $ 12,294,876       $ 10,347,316
                                                                                              ============       ============

            See notes to condensed consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                SIX MONTHS ENDED
                                                                                              JUNE 30, (UNAUDITED)
                                                                                              2003             2002
                                                                                              ----             ----
OPERATING ACTIVITIES
   Net loss ...........................................................................   $(1,900,783)   $(2,162,024)
   Adjustments to reconcile net loss to net cash flows from operating activities
      Depreciation and amortization ...................................................       449,729        510,438
      Amortization of deferred compensation ...........................................       240,381        261,030
      Amortization of original issue discount .........................................       199,980        471,757
      Common stock issued for services ................................................       321,920         14,700
      Warrants issued for services
      Loss on sales of property and equipment .........................................        76,269         (7,359)
      Interest receivable on stock subscription receivable ............................       (10,272)             0
      Discount on preferred stock related to warrants .................................             0              0
      Minority interest in joint venture ..............................................         1,393              0
      Changes in operating assets and
liabilities:
        Accounts receivable, net ......................................................      (241,014)        57,437
        Inventories, net ..............................................................      (541,581)        53,057
        Other current assets ..........................................................      (107,742)        31,424
        Other assets ..................................................................          (801)        14,598
        Wholesale line of credit ......................................................       (31,082)      (142,661)
        Accounts payable and accrued liabilities ......................................       283,974         91,461
        Deferred service obligations and revenue ......................................       (11,352)       (39,294)
                                                                                          -----------    -----------
           Net cash flows from operating activities ...................................    (1,270,981)      (897,977)
                                                                                          -----------    -----------
INVESTING ACTIVITIES
   Purchases of property and equipment ................................................      (307,982)      (255,261)
   Proceeds from sale of property and equipment .......................................         6,145         10,277
   Payment for investment in joint venture ............................................       (64,878)             0
   Collections on notes receivable ....................................................         5,000         28,572
                                                                                          -----------    -----------
           Net cash flows from investing activities ...................................      (361,715)      (216,412)
                                                                                          -----------    -----------
FINANCING ACTIVITIES
   Proceeds from long-term debt and warrants issued with long term debt ...............             0        750,000
   Payments on long term debt .........................................................       (97,896)       (53,110)
   Payments on capital lease obligations ..............................................       (47,344)      (151,139)
   Proceeds from issuance of long term debt ...........................................       133,726              0
   Proceeds from issuance of stock and warrants .......................................     1,917,998        687,779
   Exercise of warrants ...............................................................       199,530              0
   Redemption of preferred stock ......................................................        (2,100)       (93,000)
   Preferred stock dividends ..........................................................       (40,080)       (50,736)
                                                                                          -----------    -----------
           Net cash flows from financing activities ...................................     2,063,834      1,089,794
                                                                                          -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................       431,138        (24,595)
CASH AND CASH EQUIVALENTS
   Beginning of period ................................................................       540,375        624,845
                                                                                          -----------    -----------
   End of period ......................................................................   $   971,513    $   600,250
                                                                                          ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest, net of amortization of original issue discount .............       259,391        291,995
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Stock options issued below fair market value .......................................             0            400
   Issuance of preferred stock for acquisition of assets ..............................        76,500         18,590
   Warrants issued with debt ..........................................................       208,447          8,529
   Conversion of preferred stock into common stock ....................................        40,000        150,000
   Conversion of current liabilities into stock .......................................       173,148          7,255
   Conversion of notes payable into common stock ......................................       522,000              0
   Conversion of dividend into common stock ...........................................        54,971              0
   Reduction of preferred stock to note payable .......................................             0        290,000
   Stock subscription receivable for issuance of common stock .........................        40,000              0
   Conversion of notes payable to preferred stock .....................................             0        227,868
   Reduction of  stock subscription receivable ........................................        17,852         32,688

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             JUNE 30, 2003 and 2002

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenues and Cost Recognition

Vicom, Inc. and subsidiaries (the Company) earns revenues from five sources: 1) Video and computer technology products which are sold but not installed, 2) Voice, video and data communication products which are sold and installed, 3) Service revenues related to communication products which are sold and both installed and not installed, 4) MultiBand user charges to multiple dwelling units, 5) Multiband USA user charges to timeshares.

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

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and was amortized using the straight-line method over ten years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the

Company's carrying value of goodwill is reduced by the estimated shortfall of cash flows. The Company did not record any impairment charges related to goodwill during the three or six months ended June 30, 2003 and 2002.

The changes in the carrying value of goodwill for the six months ended June 30, 2003 are as follows:

Balance of goodwill as of December 31, 2002                     $2,748,879

Goodwill recorded related to the investments into MB
USA joint venture (see Note 8)                                     217,362
                                                                ----------

Balance as of June 30, 2003                                      2,966,241
                                                                ==========

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

Pursuant to APB No. 25 and related interpretations, $120,191 and $130,602 of compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, $240,381 and $261,030 of compensation cost has been recognized. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statements of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss attributable to common stockholders and basic and diluted loss per common share would have been increased to the additional pro forma amounts:

                                                                    Three Months Ended                     Six Months Ended
                                                                          June 30                               June 30
                                                                          -------                               -------
                                                                   2003               2002              2003                2002
                                                               ------------       ------------       ------------       ------------
Loss attributable to common stockholders                       $  (973,244)       $(1,060,528)       $(1,995,834)       $(2,222,177)
Pro forma loss attributable to common shares                   $(1,138,822)       $(1,111,690)       $(2,572,409)       $(2,321,545)

Basic and diluted net loss per share:
   As reported                                                 $     (0.06)       $     (0.09)       $     (0.14)       $     (0.20)
   Pro forma loss attributable to common shares                $     (0.08)       $     (0.10)       $     (0.18)       $     (0.21)

Stock-based compensation:
   As reported                                                 $   120,191        $   130,602        $   240,381        $   261,030
   Proforma                                                    $   165,578        $    51,162        $   576,575        $    99,368

In determining the compensation cost of the options granted during the three and six months ended June 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows for June 30:

                                                                    Three Months Ended                     Six Months Ended
                                                                          June 30                               June 30
                                                                          -------                               -------
                                                                   2003               2002              2003                2002
                                                               ------------       ------------       ------------       ------------
Risk-free interest rate                                           3.62%              4.40%              3.31%               4.40%
Expected life of options granted                               10 years           10 years           10 years            10 years
Expected volatility range                                          170%               170%               170%                170%
Expected dividend yield                                              0%                 0%                 0%                  0%

Net Loss per Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and issued but not outstanding restricted stock during the three months ended June 30, 2003 and 2002 were anti-dilutive.

NOTE 3 - LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2003 and 2002, the Company incurred net losses of $1,900,783 and $2,162,024, respectively. At June 30, 2003, the Company had an accumulated deficit of $31,711,833. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned MultiBand projects, however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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

NOTE 4 - NOTES PAYABLE

During the three months ended June 30, 2003, the Company borrowed $124,000 on an unsecured basis from a shareholder under a two year note payable with 7.85% interest, payable monthly.

A note payable was also issued to Western State Bank for $9,726 for a period of four years, with 5.25% interest, payable monthly, secured by certain property.

NOTE 5 - RELATED PARTY

Commissions of $4,729 were paid to Rangecap, LLC for the three and six months ended June 30, 2003 for profits recorded to Multiband equipment purchased by Rangecap. David Weiss, Rangecap's principal, is a Vicom director. There were no payments during fiscal year 2002.

NOTE 6 - STOCK WARRANTS

Stock warrants activity is as follows for the six months ended June 30, 2003:

                                                                Weighted Average
                                         Number of Warrants      Exercise Price
                                         ------------------      --------------
Warrants outstanding - December 31, 2002    4,327,396                2.05
  Granted                                   2,425,173                1.26
  Canceled or expired                               0                   0
  Exercised                                  (346,290)               1.79
                                           ----------                ----
Warrants outstanding - JUNE 30, 2003        6,406,279                1.77
                                           ==========                ====

The warrants granted during the six months ended June 30, 2003 were awarded for common stock, preferred stock, for services rendered, and in connection with notes payable.

NOTE 7 - BUSINESS SEGMENTS

Following is Company business segment information for the three months ended June 30, 2003 and 2002:

                                                          Vicom            CTU         MultiBand          Total
                                                        ---------       ---------       ---------      ----------
Three months ended June 30, 2003
         Revenues                                    $          0    $  5,330,420    $    357,961    $  5,688,381
         Income (Loss) from operations                   (502,859)         28,463        (254,384)       (728,780)
         Identifiable assets                            3,627,690       5,711,347       2,955,839      12,294,876
         Depreciation and amortization                     11,726         111,722         112,149         235,597
         Capital expenditures                                   0         194,123          21,574         215,697
Three months ended June 30, 2002
         Revenues                                    $          0    $  5,815,531    $    128,893    $  5,944,424
         Income (Loss) from operations                   (424,970)         30,832        (256,375)       (650,513)
         Identifiable assets                            3,081,046       5,509,679       3,171,368      11,762,093
         Depreciation and amortization                    136,795         112,823         137,310         368,928
         Capital expenditures                                   0          44,619         105,109         149,728

Following is Company business segment information for the six months ended June 30, 2003 and 2002:

                                                          Vicom            CTU         MultiBand          Total
                                                        ---------       ---------       ---------      ----------
Six Months ended June 30, 2003
         Revenues                                    $          0    $ 10,967,062    $    593,081    $ 11,560,143
         Loss from operations                            (909,280)        (26,431)       (468,005)     (1,403,716)
         Identifiable assets                            3,627,690       5,711,347       2,955,839      12,294,876
         Depreciation and amortization                     23,451         218,666         207,612         449,729
         Capital expenditures                                   0         230,768          77,214         307,982
Six Months ended June 30, 2002
         Revenues                                    $          0    $ 11,977,112    $    229,500    $ 12,206,612
         Loss from operations                            (869,252)        (56,443)       (508,382)     (1,434,077)
         Identifiable assets                            3,081,046       5,509,679       3,171,368      11,762,093
         Depreciation and amortization                    265,454         232,740         273,276         771,470
         Capital expenditures                                   0          84,439         170,822         255,261

NOTE 8- MULTIBAND USA JOINT VENTURE

         During February 2003, the Company incorporated a new subsidiary, Multiband USA, Incorporated (MB USA). This subsidiary was set up as part of a 50% owned joint venture agreement with PACE Electronics, Inc (PACE) with the Company having the right to elect two of the three board of directors. As part of the joint venture agreement, the Company, at its sole option and discretion, shall have the right, but not the obligation to convert one Vicom common share for every ten shares of MB USA issued to PACE.

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

         As of June 30, 2003, CTU was providing telephone equipment and service to approximately 800 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 2,100 customers. MultiBand, as of June 30, 2003, had approximately 4,100 customers. Telecommunications systems distributed by Vicom are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

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

SELECTED CONSOLIDATED FINANCIAL DATA

                                                 DOLLAR AMOUNTS AS A PERCENTAGE OF       DOLAR AMOUNTS AS A PERCENTAGE OF
                                                              REVENUES                               REVENUES
                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                 June 30, 2003      June 30, 2002       June 30, 2003       June 30, 2002
                                                  (unaudited)        (unaudited)         (unaudited)          (unaudited)

REVENUES                                              100%               100%                100%                100%

COST OF PRODUCTS & SERVICES                          68.8%              73.3%               71.2%               74.9%

GROSS MARGIN                                         31.2%              26.7%               28.8%               25.1%

SELLING, GENERAL & ADMINISTRATIVE                    44.0%              37.7%               41.0%               36.8%

OPERATING LOSS                                      -12.8%             -11.0%              -12.1%              -11.7%
  INTEREST EXPENSE & OTHER, NET                      -3.6%              -6.7%               -4.3%               -6.0%
LOSS BEFORE TAXES                                   -16.4%             -17.7%              -16.4%              -17.7%
MINORITY INTEREST IN JOINT VENTURE                      0%                 0                   0%                  0
INCOME TAX                                              0                  0                   0                   0
NET LOSS                                            -16.4%             -17.7%              -16.4%              -17.7%

The following table sets forth, for the period indicated, the gross margin percentages for Corporate Technologies USA, Inc., MultiBand, Inc. and Multiband USA, Inc.

                                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                JUNE 30, 2003        JUNE 30, 2002        JUNE 30, 2003        JUNE 30, 2002
GROSS MARGIN PERCENTAGES:
  CORPORATE TECHNOLOGIES USA, INC.                  30.4%                26.7%                28.2%                25.0%
  MULTIBAND, INC.                                   43.6%                34.1%                55.6%                35.5%

RESULTS OF OPERATIONS

Revenues

         Revenues decreased 4.3% to $5,688,381 in the quarter ended June 30, 2003, as compared to $5,944,424 for the quarter ended June 30, 2002.

         Revenues for (CTU) decreased 8.3% in the second quarter of fiscal 2002 to $5,330,420 as compared to $5,815,531 in the second quarter of fiscal 2002. This decrease in CTU's revenues resulted primarily from CTU's desire to increase gross margins versus maintaining top line revenues.

         Revenues for MultiBand, Inc. increased 117.7% to $357,961 as compared to $128,893 in the second quarter of fiscal 2002. This increase is due to continued expansion of MultiBand services to additional properties.

         Revenues for the six month period ended June 30, 2003 decreased 5.3% to $11,560,143 from $12,206,612 for the same period in 2002. For the second half of fiscal year 2003, the Company anticipates revenues to remain stable as both subscriber revenues and Multiband project installation revenues are expected to increase.

Gross Margin

         The Company's gross margin increased 11.6% or $184,251 to $1,773,961 for the quarter ended June 30, 2003, as compared to $1,589,710 for the similar quarter last year. This increase in gross margin is due to an increase in service sales and recurring subscriber revenues which have better margins than product sales. For the quarter ended June 30, 2003, as a percent of total revenues, gross margin was 31.2% as compared to 26.7% for the similar period last year. This increase in gross margin percentage is primarily due to an increase in service sales and recurring subscriber revenues which have better margins than equipment sales.

         Gross margin for Corporate Technologies USA, Inc. increased by 4.3% to $1,618,065 for the quarter ended June 30, 2003, as compared to $1,551,763 in the second quarter of fiscal 2002. This increase is due to the above mentioned service and subscriber sales.

         Gross margin for MultiBand, Inc. for the quarter ended June 30, 2003 increased 354.7% to $155,896 as compared to $43,947 in the second quarter of fiscal 2002 reflecting on the increase of revenue being billed.

         For the six month period ended June 30, 2003, as a percent of total revenues, gross margin was 28.8% as compared to 25.1% for the same period in 2002. For the second half of fiscal year 2003, gross margin percentages are expected to remain higher than gross margin percentages in the prior year as the Company continues to shift its emphasis to consumer oriented services from business related equipment sales.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 11.7% to $2,502,741 in the quarter ended June 30, 2003, compared to $2,240,223 in the prior year quarter. Selling, general and administrative expenses were, as a percentage of revenues, 44.0% for the quarter ended June 30, 2003 and 37.7% for the similar period a year ago. This increase is primarily attributable to higher payroll and occupancy costs and the start-up of Multiband USA.

         For the six month period ended June 30, 2003 these expenses increased 5.4% to $4,738,737 as compared to $4,496,761 for the six months ended June 30, 2002. As a percentage of revenues, selling, general and administrative expenses are 41.0% for the period ended June 30, 2003 as compared to 36.8% for the same period 2002.

Interest Expense

         Interest expense was $219,723 for the quarter ended June 30, 2003, versus $426,869 for the similar period a year ago, reflecting a decrease in the Company's long term debt that resulted in a considerable decrease in the amortization of original discount expense. Amortization of original issue discount was $85,364 and $260,774 for the three months ended June 30, 2003 and 2002.

         Interest expense was $445,410 for the six months ended June 30, 2003 and $772,904 for the same period last year. For the six months ended June 30, 2003 amortization of original discount was $199,980 and $471,757 in same period as last year.

Net Loss

         In the second quarter of fiscal 2003, the Company incurred a net loss of $934,664 compared to a net loss of $1,052,101 for the second fiscal quarter of 2002. A decline in operating losses for the second quarter of 2003 versus the similar period a year ago was primarily due to the above mentioned increase in gross margin.

         For the six months ended June 30, 2003, the Company recorded a net loss of $1,900,783, as compared to $2,162,024 for the six months ended June 30, 2002.

Liquidity and Capital Resources

         Available working capital at June 30, 2003 increased over the similar period last year primarily due to a significant decrease in the current portion of long term debt and capital lease obligations.

         Inventories decreased over last year's prior period inventories due to the aforementioned revenue decreases. Net borrowings under notes and installment obligations payable decreased for the period ended June 30, 2003 compared to the prior year's period due to the reduction in capital leases.

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

Capital Expenditures

         The Company used $307,982 for capital expenditures during the six months ended June 30, 2003, as compared to $255,261 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use and for completion of a Multiband build out.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvements. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the six months ended June 30, 2003 and 2002, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the six months ended June 30, 2003 and 2002, the Company did not record any impairment losses related to goodwill.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated statements.


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's consolidated statements.


In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material impact the Company's consolidated financial statements.

ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

         Vicom is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest.

ITEM 4.  CONTROLS AND PROCEDURES

The Company has carried out an evaluation, with the participation of its chief executive/chief financial officer, of the effectiveness, as of the end of the most recent fiscal quarter, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of
1934), and the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 13a-15(f) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive/chief financial officer concluded that the Company's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information required to be disclosed in the Company's periodic reports to the Securities and Exchange Commission and that there has been no significant change in the Company's internal control over financial reporting that occurred over the most recently ended fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

During the second quarter of fiscal year 2003, the Company raised approximately $1,917,998 due to sales of common stock via private placements to accredited investors and investor exercises of warrants. The proceeds from the aforementioned were used primarily for working capital and to retire debt.


ITEM 5.  LEGAL PROCEEDINGS

         As of June 30, 2003, Vicom was not engaged in any legal proceedings whose anticipated results would have a material adverse impact on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                     10.16
                     31.1
                     31.2
                     32

         (b)      Reports on Form 8-K.
                     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VICOM, INC.
                                   Registrant

Date: August 14, 2003              By:

                                               /s/ James L. Mandel
                                             Chief Executive Officer

Date: August 14, 2003              By:

                                              /s/ Steven M. Bell
                                           Chief Financial Officer
                                 (Principal Financial and Accounting Officer)