Form 10-Q
period 2003-09-30
VICOM INC
filed 2003-11-14
CIK 732412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   |X|      AND EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDING SEPTEMBER 30, 2003
                                       OR
   |_|      TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            AND EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM_____________TO_____________

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

                              Yes |_|    No |X|

         On November 10, 2003 there were 18,910,986 shares outstanding of the registrant's common stock, par value $.01 per share, and 248,681 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended               Nine Months Ended
                                                                ------------------               -----------------
                                                         Sept 30, 2003    Sept 30, 2002   Sept 30, 2003    Sept 30, 2002
                                                         -------------    -------------   -------------    -------------
                                                          (unaudited)      (unaudited)     (unaudited)     (unaudited)

REVENUES ..............................................   $  6,283,365    $  6,382,633    $ 17,843,508    $ 18,589,245
COSTS AND EXPENSES
     Cost of products and services ....................      4,493,829       4,680,582      12,718,951      13,824,510
     Selling, general and administrative ..............      2,409,227       2,256,745       7,147,965       6,753,506
     Impairment on property & equipment ...............              0         119,480               0         119,480
                                                          ------------    ------------    ------------    ------------
     Total Costs and Expenses .........................      6,903,056       7,056,807      19,866,916      20,697,496

LOSS FROM OPERATIONS ..................................       (619,691)       (674,174)     (2,023,408)     (2,108,251)
OTHER EXPENSE
     Interest expense .................................       (202,958)       (349,388)       (648,368)     (1,122,292)
    Other Income (expense) ............................         (6,513)        (93,171)        (56,777)        (48,214)
                                                          ------------    ------------    ------------    ------------
     Total Other Expense ..............................       (209,471)       (442,559)       (705,145)     (1,170,506)

MINORITY INTEREST IN JOINT VENTURE ....................         (3,460)              0          (4,853)              0

LOSS BEFORE INCOME TAXES ..............................       (832,622)     (1,116,733)     (2,733,406)     (3,278,757)

PROVISION FOR INCOME TAXES
                                                                     0               0               0               0
                                                          ------------    ------------    ------------    ------------

NET LOSS ..............................................   $    (832,622)  $ (1,116,733)   $ (2,733,406)   $ (3,278,757)
      Preferred Stock Dividends .......................        (43,301)        (39,494)       (135,353)        (90,230)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
                                                          $   (875,923)   $ (1,156,227)   $ (2,868,759)   $ (3,368,987)
                                                          ============    ============    ============    ============

LOSS PER SHARE - BASIC AND DILUTED ....................   $       (.05)   $       (.09)   $       (.19)   $       (.29)

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED .....................................     16,981,266      12,028,501      15,168,069      11,398,078


            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         Sept 30,2003    December 31, 2002
                                                                         ------------    -----------------
                                                                          (unaudited)        (audited)

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents .........................................   $  1,846,743      $    540,375
   Accounts receivable, net ..........................................      2,268,117         1,948,004
   Inventories, net of reserve of $387,000 and $341,000 ..............      1,875,147         1,463,658
   Other Current Assets ..............................................        277,084           226,774
                                                                         ------------      ------------

      TOTAL CURRENT ASSETS ...........................................      6,267,091         4,178,811
                                                                         ------------      ------------
PROPERTY AND EQUIPMENT, NET ..........................................      3,484,141         3,248,973
                                                                         ------------      ------------

OTHER ASSETS
   Goodwill ..........................................................      2,966,241         2,748,879
   Other .............................................................        231,291           170,653
                                                                         ------------      ------------
       TOTAL OTHER ASSETS ............................................      3,197,532         2,919,532
                                                                         ------------      ------------
TOTAL ASSETS .........................................................   $ 12,948,764      $ 10,347,316
                                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Wholesale line of credit ..........................................   $  1,323,767      $  1,290,383
   Current portion of note payable - stockholder .....................         60,756                 0
   Current portion of long term debt .................................        474,215           321,589
   Current portion of capital lease obligations ......................         45,200            59,570
   Accounts payable ..................................................      1,639,757         1,735,931
   Accrued liabilities ...............................................        807,454           714,479
   Deferred service obligations and revenue ..........................        335,975           309,729
                                                                         ------------      ------------
      TOTAL CURRENT LIABILITIES ......................................      4,687,124         4,431,681

LONG TERM DEBT, NET ..................................................      2,245,535         3,114,006
NOTE PAYABLE - STOCKHOLDER, NET OF CURRENT PORTION ...................         48,784                 0
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ....................        176,461           159,344
MINORITY INTEREST ....................................................         64,853                 0
                                                                         ------------      ------------
TOTAL LIABILITIES ....................................................      7,222,757         7,705,031
                                                                         ------------      ------------
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
  8% Class A (27,831 shares issued and outstanding) ..................        418,252           418,252
  10% Class B (8,700  and 6,200 shares issued and outstanding) .......         74,663            62,000
  10% Class C (134,500 and 131,510 shares issued and outstanding).....      1,720,493         1,699,407
  15% Class E (77,650 and 70,000 shares issued and outstanding) ......        438,964           395,778
Common stock, no par value (18,574,405 and 13,110,477 shares issued;
  18,533,799 and 13,065,410 shares outstanding) ......................      8,330,093         4,465,832
Stock subscriptions receivable .......................................       (531,768)         (633,195)
Options and warrants .................................................     28,188,007        26,632,299
Unamortized compensation .............................................       (327,939)         (682,089)
Accumulated deficit ..................................................    (32,584,758)      (29,715,999)
                                                                         ------------      ------------

TOTAL STOCKHOLDERS' EQUITY ...........................................      5,726,007         2,642,285
                                                                         ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $ 12,948,764      $ 10,347,316
                                                                         ============      ============

            See notes to condensed consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             NINE MONTHS ENDED
                                                                                             -----------------
                                                                                            SEPT 30, (UNAUDITED)
                                                                                            --------------------
                                                                                            2003           2002
                                                                                            ----           ----
OPERATING ACTIVITIES
   Net loss .........................................................................   $(2,733,406)   $(3,278,757)
   Adjustments to reconcile net loss to net cash flows from operating activities
      Depreciation and amortization .................................................       709,404        730,581
      Amortization of deferred compensation .........................................       340,572        408,201
      Amortization of original issue discount .......................................       285,345        768,159
      Impairment on property and equipment ..........................................             0        119,480
      Common stock issued for services ..............................................       321,920         14,700
      Loss on sales of property and equipment .......................................        76,269        118,367
      Interest receivable on stock subscription receivable ..........................        13,452              0
      Discount on preferred stock related to warrants ...............................             0        (53,041)
      Minority  interest  in joint venture ..........................................         4,853              0
      Changes in operating assets and
liabilities:
        Accounts receivable, net ....................................................      (329,189)       428,421
        Inventories, net ............................................................      (411,092)       138,640
        Other current assets ........................................................        (6,026)       (30,621)
        Other assets ................................................................       (21,531)        19,507
        Wholesale line of credit ....................................................        33,384       (506,934)
        Accounts payable and accrued liabilities ....................................      (388,208)       140,432
        Deferred service obligations and revenue ....................................        26,246       (107,997)
           Net cash flows from operating activities .................................    (2,078,007)    (1,090,862)
                                                                                        -----------    -----------
INVESTING ACTIVITIES
   Purchases of property and equipment ..............................................      (356,291)      (583,552)
   Proceeds from sale of property and equipment .....................................         6,145        965,948
   Payment for investment in joint venture ..........................................       (64,878)             0
   Collections on notes receivable ..................................................         5,806         33,572
                                                                                        -----------    -----------
           Net cash flows from investing activities .................................      (409,218)       415,968
                                                                                        -----------    -----------
FINANCING ACTIVITIES
   Proceeds from long-term debt and warrants issued with long term debt .............             0        672,001
   Payments on long term debt .......................................................      (183,936)       (96,855)
   Payments on capital lease obligations ............................................       (69,252)      (919,365)
   Proceeds from issuance of long term debt .........................................       133,726              0
   Proceeds from issuance of stock and warrants .....................................     3,654,388        840,429
   Exercise of warrants .............................................................       312,030              0
   Redemption of preferred stock ....................................................        (2,100)       (94,000)
   Preferred stock dividends ........................................................       (51,263)       (90,230)
                                                                                        -----------    -----------
           Net cash flows from financing activities .................................     3,793,593        311,980
                                                                                        -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................................     1,306,368       (362,914)
CASH AND CASH EQUIVALENTS
   Beginning of period ..............................................................       540,375        624,845
                                                                                        -----------    -----------
   End of period ....................................................................   $ 1,846,743    $   261,931
                                                                                        -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest, net of amortization of original issue discount ...........   $   280,148    $   393,587
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Stock options issued below fair market value .....................................             0            400
   Issuance of preferred stock for acquisition of assets ............................        76,500         18,590
   Warrants issued with debt ........................................................       208,447          8,529
   Conversion of preferred stock into common stock ..................................        40,000        150,000
   Conversion of  notes payable in to preferred stock ...............................             0        414,882
   Conversion of current liabilities into stock .....................................       248,623          7,255
   Conversion of notes payable into common stock ....................................       642,000              0
   Conversion of note receivable into common stock ..................................             0         34,563
   Conversion of dividend into common stock .........................................        84,090              0
   Reduction of preferred stock to note payable .....................................             0        290,000
   Stock subscription receivable for issuance of common stock .......................        40,000              0
   Stock issued for guarantee of debt ...............................................             0         14,750
   Reduction of  stock subscription receivable ......................................        26,602              0

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                           SEPTEMBER 30, 2003 and 2002

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

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and was amortized using the straight-line method over ten years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill is reduced by the estimated shortfall of cash flows. The Company performed an independent assessment of the goodwill carrying amount during the quarters ended September 30, 2003 and 2002. The Company did not record any impairment charges related to goodwill during the three or nine months ended September 30, 2003 and 2002.

The changes in the carrying value of goodwill for the nine months ended September 30, 2003 are as follows:

Balance of goodwill as of December 31, 2002                         $  2,748,879

Goodwill recorded related to the investment into MBUSA
Joint venture (see Note 7)                                               217,362
                                                                     -----------

Balance as of September 30, 2003                                    $  2,966,241
                                                                    ============

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

Pursuant to APB No. 25 and related interpretations, $100,191 and $130,602 of compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, $340,572 and $391,632 of compensation cost has been recognized. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss attributable to common stockholders and basic and diluted loss per common share would have been increased to the pro forma amounts:

                                                      Three Months Ended             Nine Months Ended
                                                           Sept 30                        Sept 30
                                                           -------                        -------
                                                      2003           2002          2003           2002
                                                  -----------    -----------    -----------    -----------

Loss attributable to common stockholders          $  (875,923)   $(1,156,227)   $(2,868,759)   $(3,368,987)
Pro forma loss attributable to common shares      $(1,013,109)   $(1,206,160)   $(3,582,520)   $(3,518,288)

Basic and diluted net loss per share:
   As reported                                    $     (0.05)   $     (0.09)   $     (0.18)   $     (0.29)
   Pro forma loss attributable to common shares   $     (0.06)   $     (0.10)   $     (0.24)   $     (0.31)

Stock-based compensation:
   As reported                                    $   100,191    $   130,602    $   340,572    $   391,632
   Proforma                                       $   137,186    $    49,933    $   713,761    $   149,301

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows for September 30:

                                                      Three Months Ended             Nine Months Ended
                                                            Sept 30                       Sept 30
                                                            -------                       -------
                                                      2003           2002          2003           2002
                                                  -----------    -----------    -----------    -----------
Risk-free interest rate                                 3.62%          4.40%          3.41%          4.40%
Expected life of options granted                     10 years       10 years       10 years       10 years
Expected volatility range                                170%           170%           170%           170%
Expected dividend yield                                    0%             0%             0%             0%

Net Loss per Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and issued but not outstanding restricted stock during the three months ended September 30, 2003 and 2002 were anti-dilutive.

NOTE 3 - LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2003 and 2002, the Company incurred net losses of $2,733,406 and $3,278,757, respectively. At September 30, 2003, the Company had an accumulated deficit of $32,584,758. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned MultiBand projects, however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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

NOTE 4 - RELATED PARTY

Commissions of $5,932 and $18,781 were paid to Rangecap, LLC for the three and nine months, respectively, ended September 30, 2003 for profits recorded to Multiband equipment purchased by Rangecap. David Weiss, Rangecap's principal, is a Vicom director. There were no payments during fiscal year 2002.

NOTE 5 - STOCK WARRANTS

Stock warrants activity is as follows for the nine months ended September 30, 2003:

                                                                            Weighted Average
                                                    Number of Warrants       Exercise Price
                                                    ------------------      ----------------
     Warrants outstanding - December 31, 2002           4,327,396                    2.05
       Granted                                          3,056,018                    1.39
       Canceled or expired                                      0                       0
       Exercised                                         (594,381)                   1.38
                                                    ------------------      ----------------
     Warrants outstanding - SEPTEMBER 30, 2003          6,789,033                    1.82
                                                    ==================      ================

The warrants granted during the nine months ended September 30, 2003 were awarded for common stock, preferred stock, for services rendered, and in connection with notes payable.

NOTE 6 - BUSINESS SEGMENTS

Following is Company business segment information for the three months ended September 30, 2003 and 2002:

                                             Vicom           CTU          MultiBand        Total
                                         ------------    ------------   ------------    ------------
Three months ended Sept 30, 2003
         Revenues                        $          0    $  5,864,468   $    418,897    $  6,283,365
         Income (Loss) from operations       (370,645)         72,428       (321,474)       (619,691)
         Identifiable assets                4,543,772       5,601,468      2,803,524      12,948,764
         Depreciation and amortization          9,640         100,173        149,862         259,675
         Capital expenditures                       0          41,698          6,611          48,309

Three months ended Sept 30, 2002
         Revenues                        $          0    $  6,227,683   $    154,950    $  6,382,633
         Income (Loss) from operations       (437,013)        164,881       (402,042)       (674,174)
         Identifiable assets                3,020,620       5,020,048      1,969,577      10,010,245
         Depreciation and amortization        140,871         107,966        110,101         358,938
         Capital expenditures                   2,126         195,421        130,744         328,291

Following is Company business segment information for the nine months ended September 30, 2003 and 2002:

                                             Vicom           CTU          MultiBand        Total
                                         ------------    ------------   ------------    ------------
Nine Months ended Sept 30, 2003
         Revenues                        $          0    $ 16,831,531    $  1,011,977    $ 17,843,508
         Income/(Loss) from operations     (1,279,925)         45,997        (789,480)     (2,023,408)
         Identifiable assets                4,543,772       5,601,468       2,803,524      12,948,764
         Depreciation and amortization         33,090         318,839         357,475         709,404
         Capital expenditures                       0         272,466          83,825         356,291

Nine Months ended Sept 30, 2002
         Revenues                        $          0    $ 18,204,795    $    384,450    $ 18,589,245
         Income/(Loss) from operations     (1,286,465)         88,638        (910,424)     (2,108,251)
         Identifiable assets                3,020,620       5,020,048       1,969,577      10,010,245
         Depreciation and amortization        414,699         340,706         383,377       1,138,782
         Capital expenditures                   2,126         279,860         301,566         583,552

NOTE 7- MULTIBAND USA JOINT VENTURE

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

     As of September 30, 2003, CTU was providing telephone equipment and service to approximately 800 customers, with approximately 10,000 telephones in service. In addition, CTU provides computer products and services to approximately 2,100 customers. MultiBand, as of September 30, 2003, had approximately 5,000 customers. Telecommunications systems distributed by Vicom are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

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

SELECTED CONSOLIDATED FINANCIAL DATA

                                          DOLLAR AMOUNTS AS A PERCENTAGE OF    DOLLAR AMOUNTS AS A PERCENTAGE OF
                                                      REVENUES                             REVENUES
                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                          Sept 30, 2003    Sept 30, 2002         Sept 30, 2003   Sept 30, 2002
                                           (unaudited)     (unaudited)            (unaudited)      (unaudited)
REVENUES                                      100%             100%                  100%             100%

COST OF PRODUCTS & SERVICES                  71.5%            73.3%                 71.3%            74.4%

GROSS MARGIN                                 28.5%            26.7%                 28.7%            25.6%

SELLING, GENERAL & ADMINISTRATIVE            38.4%            35.4%                 40.0%            36.3%
IMPAIRMENT ON PROPERTY & EQUIP                  0              1.9%                    0              .06%

OPERATING LOSS                               -9.9%           -10.6%                -11.3%           -11.3%
  INTEREST EXPENSE & OTHER, NET               3.4%             6.9%                  4.0%             6.3%
LOSS BEFORE TAXES                           -13.3%           -17.5%                -15.3%           -17.6%
MINORITY INTEREST IN JOINT VENTURE            -.0%               0                   -.0%               0
 INCOME TAX                                     0                0                     0                0
NET LOSS                                    -13.3%           -17.5%                -15.3%           -17.6%



The following table sets forth, for the period indicated, the gross margin percentages for Corporate Technologies USA, Inc., MultiBand, Inc. and Multiband USA, Inc.

                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                          SEPT 30, 2003    SEPT 30, 2002          SEPT 30, 2003   SEPT 30, 2002
GROSS MARGIN PERCENTAGES:
  CORPORATE TECHNOLOGIES USA, INC.           27.4%            26.8%                  28.0%            25.6%
  MULTIBAND, INC.                            43.1%            24.0%                  41.3%            30.9%

RESULTS OF OPERATIONS

Revenues

     Revenues decreased 1.5% to $6,283,365 in the quarter ended September 30, 2003, as compared to $6,382,633 for the quarter ended September 30, 2002.

     Revenues for (CTU) decreased 5.8% in the third quarter of fiscal 2003 to $5,864,468 as compared to $6,227,683 in the third quarter of fiscal 2002. This decrease in CTU's revenues resulted primarily from CTU's desire to increase gross margins versus maintaining top line revenues.

     Revenues for MultiBand, Inc. increased 170.3% to $418,897 in the third quarter 2003 as compared to $154,950 in the third quarter of fiscal 2002. This increase is due to continued expansion of MultiBand including services provided to resort locations.

     Revenues for the nine month period ended September 30, 2003 decreased 4.0% to $17,843,508 from $18,589,245 for the same period in 2002. For the remainder of fiscal year 2003, the Company anticipates revenues to increase as new Multiband subscribers are added.

Gross Margin

     The Company's gross margin increased 5.1% or $87,485 to $1,789,536 for the quarter ended September 30, 2003, as compared to $1,702,051 for the similar quarter last year. This increase in gross margin is due to an increase in service sales and recurring subscriber revenues which have better margins than product sales. For the quarter ended September 30, 2003, as a percent of total revenues, gross margin was 28.5% as compared to 26.7% for the similar period last year. This increase in gross margin percentage is primarily due to an increase in service sales and recurring subscriber revenues which have better margins than equipment sales.

     Gross margin for Corporate Technologies USA, Inc. decreased by 3.7% to $1,608,975 for the quarter ended September 30, 2003, as compared to $1,670,806 in the second quarter of fiscal 2002.

     Gross margin for MultiBand, Inc. for the quarter ended September 30, 2003 increased 384.8% to $180,561 as compared to $37,245 in the third quarter of fiscal 2002 reflecting on the increase of revenue being billed.

     For the nine month period ended September 30, 2003, as a percent of total revenues, gross margin was 28.7% as compared to 25.6% for the same period in 2002. For the second half of fiscal year 2003, gross margin percentages are expected to remain higher than gross margin percentages in the prior year as the Company continues to shift its emphasis to consumer oriented services from business related equipment sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 6.8% to $2,409,227 in the quarter ended September 30, 2003, compared to $2,256,745 in the prior year quarter. Selling, general and administrative expenses were, as a percentage of revenues, 38.3% for the quarter ended September 30, 2003 and 35.4% for the similar period a year ago. This increase is primarily attributable to higher payroll and occupancy costs and the start-up of Multiband USA.

     For the nine month period ended September 30, 2003 these expenses increased 5.4% to $7,147,965 as compared to $6,753,506 for the nine months ended September 30, 2002. As a percentage of revenues, selling, general and administrative expenses are 40.1% for the period ended September 30, 2003 as compared to 36.3% for the same period 2002.

Interest Expense

     Interest expense was $202,958 for the quarter ended September 30, 2003, versus $349,388 for the similar period a year ago, reflecting a decrease in the Company's long term debt that resulted in a considerable decrease in the amortization of original discount expense. Amortization of original issue discount was $85,365 and $296,402 for the three months ended September 30, 2003 and 2002.

     Interest expense was $648,368 for the nine months ended September 30, 2003 and $1,122,292 for the same period last year. For the nine months ended September 30, 2003 amortization of original discount was $285,345 and $768,159 in same period as last year.

Net Loss

     In the third quarter of fiscal 2003, the Company incurred a net loss of $832,622 compared to a net loss of $1,116,733 for the third fiscal quarter of 2002. A decline in operating losses for the third quarter of 2003 versus the similar period a year ago was primarily due to the above mentioned increase in gross margin and reduction in non-cash amortization expense.

     For the nine months ended September 30, 2003, the Company recorded a net loss of $2,733,406, as compared to $3,278,757 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

     Available working capital at September 30, 2003 increased over the similar period last year primarily due to an increase in cash from equity sales. The equity sales primarily involved sales of common stock to institutional investors with certain warrant rights attached.

     Inventories increased over last year's prior period inventories reflecting an increase in the Wholesale Line of Credit . Net borrowings under notes and installment obligations payable decreased for the period ended September 30, 2003 compared to the prior year's period in that payments on debt exceeded new borrowings.

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

Capital Expenditures

     The Company used $356,291 for capital expenditures during the nine months ended September 30, 2003, as compared to $583,552 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use and for completion of a Multiband build out.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets
-------------------------------
The Company's long-lived assets include property, equipment and leasehold improvements. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the nine months ended September 30, 2003 and 2002, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill
----------------------
We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. The Company performed an independent assessment of the goodwill carrying amount during the quarters ended September 30, 2003 and 2002. During the nine months ended September 30, 2003 and 2002, the Company did not record any impairment losses related to goodwill.

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

ITEM 4. CONTROLS AND PROCEDURES

     The Company has carried out an evaluation, with the participation of its chief executive/financial officer, of the effectiveness, as of the end of the most recent fiscal quarter, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of
1934), and the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 13a-15(f) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive/chief financial officer concluded that the Company's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information required to be disclosed in the Company's periodic reports to the Securities and Exchange Commission and that there has been no significant change in the Company's internal control over financial reporting that occurred over the most recently ended fiscal quarter, that has matrially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the third quarter of fiscal year 2003, the Company raised approximately $2,210,850 in gross proceeds of sales of common stock via private placements to accredited investors and investor exercises of warrants. The majority of these sales occurred during the period of September 23 through September 30, 2003. The proceeds from the aforementioned were used primarily for working capital and to retire debt.

ITEM 4.  ANNUAL SHAREHOLDERS' MEETING

The Company's annual shareholder meeting was held on July 10, 2003. Eight Directors were elected for a term of one year with the following votes per Director as indicated below.

                         Name                   Votes in Favor
                         ----                   --------------
                    Jonathan Dodge                7,677,782
                    Donald Miller                 7,677,782
                    Marvin Frieman                7,676,616
                    James Mandel                  7,677,782
                    Dave Ekman                    7,677,782
                    Steve Bell                    7,676,949
                    Frank Bennett                 7,677,782
                    David Weiss                   7,677,782

In addition, at the meeting, Virchow Krause and Company, LLP were ratified as the Company's Independent Auditors for Fiscal Year 2002. The votes were as follows: For 7,672,034, Against, 0, Abstain, 5,748.

ITEM 5. LEGAL PROCEEDINGS

     As of September 30, 2003, Vicom was not engaged in any legal proceedings whose anticipated results would have a material adverse impact on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                   31.1
                   31.2
                   32

          (b)  Reports on Form 8-K.

               The Company filed a report on Form 8-K on September 24, 2003 related to recent equity activity.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VICOM, INC.
                                Registrant
Date: November 14, 2003         By:

                                                      /s/ James L. Mandel
                                                    ------------------------
                                                    Chief Executive Officer

Date: November 14, 2003         By:

                                                       /s/ Steven M. Bell
                                                    ------------------------
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                      Accounting Officer)