Form 10-K
period 2003-12-31
VICOM INC
filed 2004-03-30
CIK 732412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

     (MARK ONE)   ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2003

                                       OR

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                           Common Stock (no par value)

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

                                 Yes |_| No |X|

      As of June 30, 2003 (the most recently completed fiscal second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq Smallcap was approximately $29,012,556.

      As of March 15, 2003, there were 19,533,138 outstanding shares of the registrant's common stock, no par value stock.

================================================================================

                       Documents Incorporated By Reference

      Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

                                Table of Contents

  Part I          Item 1.     Business
                              Summary
                              Business Industry Overview
                              Products and Services
                              MultiBand Consumer Services
                              Risk Factors
                  Item 2.     Properties
                  Item 3.     Legal Proceedings
                  Item 4.     Submission of Matters to a Vote of Security
                              Holders
Part II
                  Item 5.     Market for the Registrant's Common Equity and
                              Related Shareholder Matters and
                              Issuer Purchases of Equity Securities
                  Item 6.     Selected Financial Data
                  Item 7.     Management's Discussion and Analysis of Financial
                              Condition and Results of
                              Operations
                  Item 7A.    Quantitative and Qualitative Disclosures About
                              Market Risk
                  Item 8.     Consolidated Financial Statements and
                              Supplementary Data
                  Item 9.     Changes in and Disagreements with Accountants on
                              Accounting and Financial
                              Disclosure
                  Item 9A.    Controls and Procedures
Part III
                  Item 10.    Directors, Executive Officers, Promoters and
                              Control Persons of the Registrant
                  Item 11.    Executive Compensation
                  Item 12.    Security Ownership of Certain Beneficial Owners
                              and Management
                  Item 13.    Certain Relationships and Related Transactions
Part IV
                  Item 14.    Principal Accountant Fees and Services
                  Item 15.    Exhibits, Financial Statement Schedules, and
                              Reports on Form-8K
                              Signatures

ITEM 1
BUSINESS

      Vicom, Incorporated (Vicom) is a Minnesota corporation formed in September 1975. Vicom has two operating divisions: 1) Multiband Business Services (MBS, legally known as Corporate Technologies,USA, Inc. dba Multiband), and Multiband Consumer Services (MCS), which encompasses the wholly owned subsidiary corporations, Multiband USA, Inc. and URON, Inc.

      Vicom completed an initial public offering in June 1984. In November 1992, Vicom became a non-reporting company under the Securities Exchange Act of 1934. In July 2000, Vicom regained its reporting company status. In December, 2000, Vicom stock began trading on the NASDAQ stock exchange under the symbol VICM.

      Vicom's website is located at: www.vicominc.net.

      From its inception until December 31, 1998, Vicom operated as a telephone interconnect company only. Effective December 31, 1998, Vicom acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, Vicom, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (MBS). MBS provides voice, data and video systems and services to business and government. MCS began in February 2000. MCS provides voice, data and video services to multiple dwelling units (MDU's), including apartment buildings and time share resorts.

      As of March 15, 2004, MBS was providing telephone equipment and service to approximately 800 customers, with approximately 17,000 telephones in service. In addition, MBS provides computer products and services to approximately 1,800 customers. Telecommunications systems distributed by MBS are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

      MBS provides a full range of voice, data and video communications systems and service, system integration, training and related communication sales and support activities for commercial, professional and institutional customers, most of which are located in Minnesota and North Dakota. MBS purchases products and equipment from NEC America, Inc. (NEC), Cisco Systems, Inc. (Cisco), Nortel Networks Corp. (Nortel), Tadiran Telecommunications, Inc. (Tadiran), and other manufacturers of communications and electronic products and equipment. MBS uses these products to design telecommunications and computer systems to fit its customers' specific needs and demands.

      The products sold by MBS include Private Branch Exchange (PBX), telephone systems, hubs and routers used as interconnection devices in computer networks, personal computers, desktop video-conferencing units, and the wire and cable products required to make all the other aforementioned products integrate and operate as necessary. MBS has trained staff that install, maintain and repair the products we sell. Repair of products is performed under either a time and materials basis or an extended service contract basis, at the customer's election, once the manufacturer's original warranty on a product has expired.

      Extended service contracts offered by MBS generally range in length from 12 to 36 months. The contracts provide for repair or replacement of all broken or non-working materials and the labor necessary to make such repairs or replacements, subject to exceptions for customer abuse or negligence and problems due to fire, flood or other causes beyond MBS's control.

      See Page 22 for financial information for each segment.

MULTIBAND BUSINESS INDUSTRY OVERVIEW

      MBS recently expanded its efforts to establish itself within the rapidly evolving telecommunications and computer industries.

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

      The markets and technologies for communication equipment and IT applications and systems continue to converge as communication equipment migrates from proprietary switches to software-driven systems operating on standardized computer platforms. As a result, businesses are integrating their communication and IT systems. As previously separate communication and IT technologies converge and their interoperability increases, more organizations will seek a unified technology solution. MBS believes that these organizations will attempt to reduce costs and management complexity by establishing relationships with a small number of providers that offer a broad range of both communication and IT products and services throughout the full life-cycle of a project. MBS believes it has positioned itself to be one of those providers through expertise gained in its historical operations and via acquisitions. MBS has personnel that understand the voice and data sides of the equation. MBS is able to provide a consultative selling approach, whereby it is able to match the appropriate technology solution to its customers needs; whether that solution is an IP telephony application, a traditional PBX application, or a hybrid of both.

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

      Current financial pressures also are making it increasingly difficult for communications equipment manufacturers to support a direct distribution model. Most independent distribution channels lack an adequate geographic footprint, infrastructure, processes, and resources to effectively fulfill the manufacturer's need to deploy complex high-end technology solutions. This has resulted in the need for systems integration and support services through third party providers. A key competency being driven by the market is the ability to effectively integrate disparate technology platforms into enterprise-wide applications solutions. Again, the range and depth of MBS's experience enables MBS to provide businesses with overall technology solutions.

         As a result of these factors, demand for communication services and products has been relatively flat. InfoTech, a market research firm specializing in telecommunications market information, estimates that the U.S. market for traditional voice PBX systems will continue to decline over the next three years as enterprises shift to converged solutions, a combined form of voice and data, also referred to as IP Telephony. IP shipments are expected to surpass traditional PBX shipments sometime in 2006. Recent slowdowns in technology spending may delay this development, however. Overall revenues in the U.S. marketplace for voice and convergence are projected to reach $5.5 billion by 2006. Field maintenance and repair is the largest, but slowest growing segment in services associated with the voice marketplace. This includes the maintenance and repair of PBX, Key/Hybrid, Voice Processing: IVR, CTI, ACD and fax.

PRODUCTS AND SERVICES

CORPORATE TECHNOLOGIES, USA (MBS)

      MBS provides other technical and customer services as described hereafter.

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

WARRANTY POLICY

      We strongly believe in the philosophy of "Service what you sell." We do not knowingly sell any hardware product that we do not have authorized service personnel to facilitate any warranty work that needs to be done. We are committed to fulfill all warranty service calls in accordance with the manufacturer's warranty, which range in length from 30 days to one year from the date of sale. Warranty costs incurred to date are minimal.

ON SITE AND DEPOT REPAIR

      MBS is authorized for depot and on site warranty repair for many manufacturers, including Apple Computers, Nortel, Inc., Cisco, Hewlett Packard Co., International Business Machines Corp. (IBM), Sun Microsystems, Inc., Compaq Computer Corp., Xerox Corp., and Okidata Corp. With over $500,000 in spare parts inventory, we have made a conscious effort to have the part clients need, when they need it.

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

TECHNICAL SUPPORT FOR NETWORKING

      We are committed to obtaining the highest vendor authorizations available to indicate our knowledge and expertise to today's complex technological environment. Becoming the only Microsoft Solution Partner, Novell Platinum Reseller and Sun Microsystems Competency 2000 Certified reseller in North Dakota is an indication of this commitment. Our staff of Certified Novell Engineers
(CNEs), Microsoft Certified System Engineers (MCSEs), Sun Microsystems System Engineers, as well as certified personnel in products such as Nortel and Cisco routers, gives MBS an advantage over other resellers in North Dakota. The knowledge and skills of our system engineers helps organizations meet today's challenges and maintain a market advantage. Our close relationships and certification levels with our vendors gives our staff access to resources that few other value added resellers can provide.

CONSULTING

      As a multi-service, multi-vendor, multi-site integrator, MBS has the extensive infrastructure to offer solutions to complex technical challenges through our consulting service. With years of experience in Local Area Networks
(LAN) and WAN technology, our consultants are dedicated to finding the solution that will solve our customers' needs now and in the future. We specialize in providing an integrated cost-effective, single source solution.

SALES AND MARKETING

      As of March 15, 2004, we had 25 sales and marketing personnel with expertise in telecommunications, computers and network services. MBS has a consultative approach to selling, in which the salesperson analyzes the customer's operations and then designs an application-oriented technical solution to make the customer more efficient and profitable. MBS uses several techniques to pursue new customer opportunities, including advertising, participation in trade shows, seminars and telemarketing.

CUSTOMERS

      MBS provides its products and services to commercial, professional and government users within the states of Minnesota and North Dakota. MBS's customers are diverse and represent various industries such as financial services, hospitality, legal, manufacturing, and education. In the year ended December 31, 2003, MBS received 17.5% of its revenues from Meritcare Health System and 6.0% of its revenues from Noridian (Blue Cross Blue Shield). In its year ended December 31, 2002, MBS received approximately 22.8% of its revenues from two customers, Merit Care and Microsoft Great Plains. In its year ended December 31, 2001, MBS received approximately 21.7 % of all revenues from two customers. Those two customers were Microsoft Great Plains and the State of North Dakota.

CUSTOMER SERVICE

      MBS has 20 full-time customer service and related support personnel who assist in project management duties, post-sale communications (which include site surveys), coordinated network services, and end-user training. Each key account is assigned its own individual customer service representative to ensure efficient implementation. The customer service representative works closely with the sales representative and main technician assigned to the project to facilitate the utmost in customer satisfaction.

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


SUPPLIERS

      As previously mentioned, MBS purchases products and equipment from NEC, Tadiran, Cisco, Nortel, and other manufacturers of communications and computer products. The telecommunication products are purchased directly from the manufacturers. The computer products are purchased both directly from the manufacturer and also indirectly from major wholesalers such as Ingram Micro and Tech Data Corporation.

      In 2003, Ingram Micro supplied 60.55% and Dell computer supplied 8.35% of total products purchased. In 2002, Ingram Micro supplied 57.7% and Dell Computer 11.8% of total products purchased. In 2001, Ingram Micro supplied 37.8% and Tech Data provided 18.9% of total products purchased.

      The products MBS purchase are off-the-shelf products. MBS has several alternate suppliers of computer products and could substitute any one of these suppliers with an alternate supplier fairly quickly on the same or similar terms.

      MBS has a distribution agreement with NEC, its main supplier of telecommunication products, which expires June 30, 2004. MBS could replace NEC with an alternate supplier fairly quickly, but with a less competitive product. However, MBS's replacement of NEC could have a material adverse effect on Vicom's business, operating results and financial condition.

MULTIBAND CONSUMER SERVICES

      We have expanded our strategy to include the vast potential of the multi dwelling unit (MDU) market. Our experience in this market suggests that property owners and managers are currently looking for a solution that will satisfy two problems. The first problem that they are dealing with is how to satisfy the residents who desire to bring satellite television service to the unit without being visually unattractive or a structural/maintenance problem. The second is how to provide competitive access for local and long distance telephone cable television and Internet services. Our MCS offering addresses these problems and provides the consumer several benefits, including:

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

      When taken as a whole, and based on Vicom's interpretations of U.S. Census Bureau statistics, cable television, telephone and internet services currently generate over $170 billion of revenues annually in the U.S. These statistics indicate stable growing markets with demand that is likely to deliver significant values to businesses that can obtain a subscriber base of any meaningful size.

MULTIBAND CONSUMER INDUSTRY ANALYSIS

Strategy

      For the near future, the services described below will be offered primarily in Midwestern states. Our primary competition will come from the local incumbent providers of telephone and cable television services.

Local Telephone Service

      In Minnesota, we expect to compete with Qwest Communications International, Inc. (Qwest) for local telephone services. Although Qwest has become the standard for local telephone service, we believe we have the ability to underprice their service while maintaining high levels of customer satisfaction.

Cable Television Service

      In Minnesota, we expect to compete with Comcast Corporation (Comcast) for pay-TV customers. Comcast is the cable television service provider that has resulted from the merger and acquisition of two competitive cable providers. This actually has improved the overall continuity of service. However, we have a significant consumer benefit in that we are establishing private rather than public television systems, which allows us to deliver a package that is not laden with local "public access" stations that clog the basic service package. In essence, we will be able to deliver a customized service offering to each property based upon pre-installation market research that we perform.

Long Distance Telephone Service

      AT&T Corporation (AT&T), WorldCom Inc. dba MCI (MCI), and Sprint Corporation (Sprint) are our principal competitors in providing long distance telephone service. They offer new products almost weekly. Our primary concern in this marketplace is to assure that we are competitive with the most recent advertised offerings in the "long distance wars." We will meet this challenge by staying within a penny of the most current offering, while still maintaining a high gross margin on our product. We accomplish this through various carrier agency associations. We expect to generate a high penetration in our long distance services amongst our local service subscribers because private property owners in the shared tenant environment (similar to a hotel environment) are not required to offer multiple long distance carriers to their tenants.

Internet Access Service

      The clear frontrunners in this highly unregulated market are America Online, Inc. and CompuServe Corp. They compete with local exchange carriers, long distance carriers, Internet backbone companies and many local ISPs (Internet Service Providers). Competition has driven this to a flat rate unlimited access dial up service market. The general concern among consumers is the quality of the connection and the speed of the download. Our design provides the highest connection speeds that are currently available. The approach that we will market is "blocks of service." Essentially, we deliver the same high bit rate service in small, medium and large packages, with an appropriate per unit cost reduction for those customers that will commit to a higher monthly expenditure.

Market Description

      We are currently marketing MultiBand services to MDU properties primarily throughout Minnesota, North Dakota, Missouri and Florida. We are focusing on properties that consist of 50 or more units. We will target properties that range from 50 to 150 units on a contiguous MDU property for television and Internet access only. We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

      We are initially concentrating on middle to high-end rental complexes. We are also pursuing resort area condominiums. A recent U.S. Census Bureau table indicates that there are more than 65,000 properties in the United States that fit this profile. Assuming an average of 100 units per complex, our focus is on a potential subscriber base of 6,500,000.

      A recent Property Owners and Manager Survey, published by the U.S. Census Bureau, shows that the rental properties are focusing on improving services and amenities that are available to their tenants. These improvements are being undertaken to reduce tenant turnover, relieve pricing pressures on rents and attract tenants from competing properties. We believe that most of these owners or managers are not interested in being "in the technology business" and will use the services that we are offering. Various iterations of this package will allow the owners to share in the residual income stream from the subscriber base.

Number of Units/Customers

      At December 31, 2003, MCS had 8,246 units wired for service and 6,827 subscribers using its services(1,180 using voice services, 4,908 using video services and 739 using internet services).


Employees

      As of March 15, 2004, Vicom employed four full-time management employees. As of that same date, MBS had 90 full-time employees, consisting of 25 in sales and marketing, 36 in technical positions, 20 in customer service and related support, 10 in management and 9 in administration and finance. As of March 15, 2004, MCS had 6 full-time employees, 2 in sales and the rest in operations.

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

      Recognizing that voice, data and video technologies in the late twentieth century were beginning to systematically integrate as industry manufacturers were evolving technological standards from "closed" proprietary networking architetectures to a more "open" flexible and integrated approach, Vicom, between 1998 and 2001, purchased three competitors which, in the aggregrate, possessed expertise in data networking, voice and data cabling and video distribution technologies.

      In early 2000, Vicom created its MCS division, employing the aforementioned expertise, to provide communications and entertainment services (local dial tone, long distance, high-speed internet and expanded satellite television services) to residents in Multi-Dwelling-Unit properties (MDUs) on one billing platform. Although MCS revenues (recurring subscriber fees) accounted for less than 6% of overall Vicom revenues in 2003, Vicom expects MCS related revenues to increase significantly in 2004 as a percentage of overall revenues. These revenues are expected to provide higher gross margins than the company's more traditional sales to commercial enterprises.

      The specific risk factors, as detailed below, should be analyzed in the context of the Company's anticipated MCS related growth.

NET LOSSES

      The Company had net losses of $4,365,004 for the fiscal year ended December 31, 2003, $4,438,059 for the fiscal year ended December 31, 2002, and $5,325,552 for the fiscal year ended December 31, 2001. Vicom may never be profitable.

      The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

      If we cannot achieve profitability from operating activities, we may not be able to meet:

      o     our capital expenditure objectives;

      o     our debt service obligations; or

      o     our working capital needs.

DEPENDENCE ON ASSET-BASED FINANCING

      Vicom currently depends on asset-based financing to purchase product, and we cannot guarantee that such financing will be available in the future. Furthermore, we need additional financing to support the anticipated growth of our MCS subsidiary. We cannot guarantee that we will be able to obtain this additional financing.

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

GOODWILL

      In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changes the amortization rules on recorded goodwill from a monthly amortization to a periodic "impairment" analysis for fiscal years beginning after December 15, 2001. In 2003, the Company retained an independent outside expert to evaluate the impact of this new accounting standard and the expert concluded there was no impairment to goodwill. However, the Company could be subject to a determination that its goodwill is impaired in the future. As of December 31, 2003, the Company had recorded goodwill of approximately $2.7 million.

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

DEPENDENCE ON STRATEGIC ALLIANCES

      Vicom has a distribution agreement with NEC, its main supplier of telecommunication products, which expires June 30, 2004. An interruption or substantial modification of Vicom's distribution relationship with NEC could have a material adverse effect on Vicom's business, operating results and financial condition.

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

BUSINESS GROWTH AND SCALABILITY

      Vicom's Multiband subsidiary, as of December 31, 2003, was providing communications and entertainment services to thirty-seven MDUs primarily located in Minnesota, North Dakota, Missouri and Florida. Vicom needs to provide products and services to additional MDUs if it is to become profitable.

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

COMPETITION

      We face competition from others who are competing for a share of the MDU market, including other satellite companies and cable companies. Some of these companies have significantly greater assets and resources than we do.

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

ITEM 2:

PROPERTIES

      Vicom and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58103 and 9449 Science Center Drive, New Hope, Minnesota 55428. We have no foreign operations. The main Fargo office lease expires in 2017 and covers approximately 22,500 square feet. The Fargo base rent ranges from $23,565 to $30,377 per month. The New Hope office lease expires in 2013 and covers approximately 47,000 square feet. The New Hope base rent ranges from $18,389 to $25,166 per month. Both the New Hope and Fargo leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities. Both offices have office, warehouse and training facilities.

      Vicom considers its current facilities adequate for its current needs and believes that suitable additional space would be available as needed.

ITEM 3:

LEGAL PROCEEDINGS

      The Company is involved in legal actions in the ordinary course of business. However, as of December 31, 2003, Vicom was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

ITEM 5:

MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Through May 17, 2000, Vicom's common stock was traded and quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "VICM." From May 18, 2000 until August 21, 2000, the common stock was quoted under the VICM symbol on the Pink Sheets(R) operated by Pink Sheets LLC. From August 21, 2000, to December 12, 2000, Vicom's common stock was traded and quoted on the OTCBB under the VICM symbol. Since then, the stock has been traded and quoted on the Nasdaq Smallcap market system. The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2002 and December 31, 2003 as provided by Nasdaq.

                QUARTER ENDED                          HIGH BID          LOW BID
                -------------                          --------          -------
March 31, 2002 .............................             1.90              1.37
June 30, 2002 ..............................             1.75               .80
September 30, 2002 .........................              .92               .52
December 31, 2002 ..........................             1.12               .50
March 31, 2003 .............................             1.37               .77
June 30, 2003 ..............................             2.49              1.03
September 30, 2003 .........................             2.20              1.52
December 31, 2003 ..........................             1.85              1.23


      As of March 15, 2004, Vicom had 679 shareholders of record of its common stock and 19,533,138 shares of common stock outstanding. As of that date, eight shareholders held a total of 27,931 of Class A Preferred, two shareholders held 8,700 shares of Class B Preferred, five shareholders held a total of 125,400 shares of Class C Preferred, and eight shareholders held a total of 77,650 shares of Class E Preferred.

RECENT SALES OF UNREGISTERED SECURITIES

      The Company in 2003 issued $828,172 worth of its common stock to Pyramid Trading LP in connection with conversion of a note payable and accrued interest. The common stock was issued at various prices pursuant to a formula tied to the trading price of the Company's common stock.

      The Company, during 2003, issued $25,000 worth of Class B Preferred Stock and $76,500 worth of Class E Preferred Stock to various accredited investors. The Company also issued $72,000 worth of Class C Preferred Stock to a related party.

      At various other times in 2003, the Company, via conversions of preferred stock or investor purchases of common stock, issued common shares at various prices, netting proceeds of $4,023,704. All sales were made to accredited investors.

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

      The Company's Board of Directors has not declared any dividends on our common stock since our inception, and does not intend to pay out any cash dividends on our common stock in the foreseeable future. We presently intend to retain all earnings, if any, to provide for our growth. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by our Board of Directors.

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

      In the first quarter of 2003, $72,000 worth of Class C Preferred Stock was issued to an officer of the Company in a conversion of accounts payable. Also in the first quarter of 2003, $76,500 worth of Class E Preferred Stock was issued to a member of the Board for his purchase of Multiband assets.

      In the third quarter of 2003 $25,000 worth of Class B Preferred Stock was purchased by an accredited investor.

      In addition, during 2003 $133,100 worth of Class C Preferred Stock was redeemed.

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

ITEM 6:

SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data for each of the fiscal years in the three year period ended December 31, 2003, have been derived from our consolidated financial statements and accompanying notes contained in this prospectus. The Statement of

Operations Data for the year ended December 31, 2000 and 1999 and the Balance Sheet data at December 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements which are not contained in this filing.


STATEMENT OF OPERATIONS DATA       2003             2002              2001              2000            1999
----------------------------       ----             ----              ----              ----            ----


Revenues ............................     $ 22,640,421       $ 24,540,969       $ 32,260,777       $ 39,781,846       $ 20,388,870
Cost of products and
   services .........................     $ 15,952,019       $ 18,036,750       $ 25,295,186       $ 31,698,569       $ 16,247,898
Gross profit ........................     $  6,688,402       $  6,504,219       $  6,965,591       $  8,083,277       $  4,140,972
% of revenues .......................             29.5%              26.5%              21.6%              20.3%              20.3%

Selling, general and
   administrative expenses ..........     $ 10,184,709       $  9,337,292       $ 10,962,739       $ 11,852,041       $  5,823,945
% of revenues .......................             45.0%              38.0%              34.0%              29.8%              28.6%
Loss from Operations ................     $ (3,496,307)      $ (2,833,073)      $ (3,997,148)      $ (3,768,764)      $ (1,682,973)
Other expense net ...................     $   (902,063)      $ (1,604,986)      $ (1,328,404)      $   (458,067)      $   (139,461)
Minority interest in
   subsidiary .......................                          $33,366 $0       $          0       $          0       $          0
Loss before income taxes ............     $ (4,365,004)      $ (4,438,059)      $ (5,325,552)      $ (4,226,831)      $ (1,822,434)
Income tax provision ................     $          0       $          0       $          0       $      9,000       $    241,200
Net Loss ............................     $ (4,365,004)      $ (4,438,059)      $ (5,325,552)      $ (4,235,831)      $ (2,063,634)

Loss attributable to common
   stockholders .....................     $ (4,613,693)      $ (4,591,637)      $ (5,758,221)      $ (5,082,011)      $ (2,101,603)

Loss per common share-basic
   and diluted ......................     $       (.29)      $       (.39)      $       (.66)      $      (0.72)      $      (0.55)
Weighted average shares
   outstanding ......................       16,112,231         11,735,095          8,762,814          7,009,751          3,821,978


BALANCE SHEET DATA                                2003               2002               2001               2000               1999
-------------------------------------     ------------       ------------       ------------       ------------       ------------

Working capital
   (deficiency) .....................     $  1,118,792       $   (252,870)      $    426,549       $  2,870,114       $ (2,882,907)
Total assets ........................     $ 13,902,885       $ 10,347,316       $ 12,209,681       $ 15,614,573       $ 12,598,745
Long-term debt ......................     $  2,262,891       $  3,273,350       $  3,311,870       $  3,362,083       $    926,821
Stockholders' equity ................     $  5,807,711       $  2,642,285       $  4,184,001       $  5,876,352       $  1,026,344


ITEM 7:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following discussion of the financial condition and results of operations of Vicom, Incorporated should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

RESULTS OF OPERATIONS

      The   following   table  sets  forth  certain  items  from  the  Company's
consolidated statements of operations expressed as a percentage of total revenue.

                                   2003         2002
Revenues
Vicom                               0%           0%
MBS                               93.63%       97.65%
MCS                                6.37%        2.35%
                                   -----        -----
                Total Revenues    100.0%       100.0%
                                  ======       ======
Cost of Sales
Vicom                               0%           0%
MBS                               66.55%       71.89%
MCS                                3.91%        1.61%
                                   -----        -----
Total Cost of Sales               70.46%       73.50%
                                  ======       ======
Gross Margin                      29.54%        26.5%
Selling, General and
Administrative expenses           44.98%       37.39%
Operating Loss                   (15.44%)     (11.34%)
Net Loss                         (19.28%)     (17.78%)

REVENUES

      Total revenues decreased 7.7% to $22,640,421 in 2003 from $24,540,969 in 2002.

      Revenues from the MBS segment which traditionally sells telephone and computer technologies products and services decreased 11.5% to $21,199,303 in 2003 from $23,963,748 in 2002. This decrease in MBS segment revenues resulted primarily from weaker economic conditions in 2003 and from MBS's desire to increase gross margins versus maintaining top line revenues. MBS is increasing margins by focusing more on sales of services versus sales of product.

      Vicom segment had no revenues.

      Revenues from MCS increased 149.7% to $1,441,118 in 2003 from $577,221 in 2002. This increase is due to the expansion of MCS services to nineteen apartment properties and eighteen timeshare properties.

GROSS MARGIN

      The Company's gross margin was $6,688,402 for 2003, as compared to $6,504,219 for 2002. The increase of 2.8% in 2003 was primarily due to an increase in consumer recurring revenues comprising a greater percentage of overall revenues. For 2003, gross margin, as a percentage of total revenues, was 29.5% versus 26.5% for 2002. The Company expects gross margins to maintain or even slightly increase in future periods as recurring revenues become a greater percentage of the Company's overall revenue mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased 9.1% to $10,184,709 in 2003, compared to $9,337,292 in 2002. This increase in expenses is primarily related to increased payroll and facility expense and costs incurred for re-branding Vicom operating divisions as Multiband. Increased payroll primarily resulted from acquisition related payroll expense and increase in officer compensation in 2003. Selling, general and administrative expenses were, as a percentage of revenues, 45.0% for 2003 and 38.0% for 2002. The Company expects these expenses to remain stable or even slightly decrease as a percentage of revenues in 2004.

INTEREST EXPENSE

      Interest expense was $897,704 for 2003, versus $1,604,512 for 2002 reflecting a substantial decrease in Original Issue Discount expense associated with long term debt and a significant decrease in cash interest expense associated with notes payable.

NET LOSS

      In 2003, the Company incurred a net loss of $4,365,004 compared to a net loss of $4,438,059 for 2002.

YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

RESULTS OF OPERATIONS

      The   following   table  sets  forth  certain  items  from  the  Company's
consolidated statements of operations expressed as a percentage of total revenue.

                                   2002         2001
Revenues
Vicom and VMTS                      0%           0%
MBS                               97.65%        99.2%
MCS                                2.35%         .78%
                                   -----        ----
Total Revenues                    100.0%       100.0%
                                  ======       ======
Cost of Sales
Vicom and VMTS                      0%           .02%
MBS                               71.89%       77.39%
MCS                                1.61%         .69%
                                   -----        ----
Total Cost of Sales               73.50%       78.10%
                                  ======       ======
Gross Margin                       26.5%       21.88%
Selling, General and
Administrative expenses           37.39%       34.45%
Operating Loss                   (11.34%)     (12.56%)
Net Income Loss                  (17.78%)     (16.73%)

REVENUES

      Total revenues decreased 23.9% to $24,540,969 in 2002 from $32,260,777 in 2001.

      Revenues from the MBS segment which traditionally sells computer technologies products and services decreased 25.1% to $23,963,748 in 2002 from $31,994,781 in 2001. This decrease in MBS segment revenues resulted primarily from weaker economic conditions in 2002 and from MBS's desire to increase gross margins versus maintaining top line revenues.

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

UNAUDITED QUARTERLY RESULTS

      The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ending December 31, 2003. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues in the third quarter of the fiscal year.

--------------------------------------------------------------------------------------------------------------------------------
                      Dec. 31,    Sept. 30,     June 30,    March 31,      Dec. 31,      Sept. 30,     June 30,       March 31,
                        2003        2003          2003        2003           2002           2002         2002           2002
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
--------------------------------------------------------------------------------------------------------------------------------
Vicom                        0            0            0            0             0              0             0              0
--------------------------------------------------------------------------------------------------------------------------------
MBS                  4,367,773    5,864,468    5,330,420    5,636,642     5,758,953      6,227,683     5,815,531      6,161,581
--------------------------------------------------------------------------------------------------------------------------------
MCS                    429,140      418,897      357,961      235,120       192,771        154,950       128,893        100,607
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Total
Revenues             4,796,913    6,283,365    5,688,381    5,871,762     5,951,724      6,382,633     5,944,424      6,262,188
--------------------------------------------------------------------------------------------------------------------------------
Cost of Sales        3,233,068    4,493,829    3,914,420    4,310,702     4,212,240      4,680,582     4,354,714      4,789,214
--------------------------------------------------------------------------------------------------------------------------------
Gross Margin         1,563,845    1,789,536    1,773,961    1,561,060     1,739,484      1,702,051     1,589,710      1,472,974
--------------------------------------------------------------------------------------------------------------------------------
SG&A
Expense              3,036,745    2,409,227    2,502,741    2,235,996     2,484,108      2,376,225     2,240,223      2,236,736
--------------------------------------------------------------------------------------------------------------------------------
Operating
Loss               (1,472,900)     (619,691)    (728,780)    (674,936)     (744,624)      (674,174)     (650,513)      (763,762)
--------------------------------------------------------------------------------------------------------------------------------
Interest
Expense              (249,336)     (202,958)    (219,723)    (225,687)     (462,420)      (349,388)     (426,869)      (365,835)
--------------------------------------------------------------------------------------------------------------------------------
Other Income
(Expenses)              52,418       (6,513)      15,232      (65,496)       47,740        (93,171)       25,281         19,676
--------------------------------------------------------------------------------------------------------------------------------
Minority
Interest                38,219       (3,460)      (1,393)
--------------------------------------------------------------------------------------------------------------------------------
Net Loss
Before Taxes        (1,631,599)     (832,622)   (934,664)    (966,119)   (1,159,304)    (1,116,733)   (1,052,101)    (1,109,921)
--------------------------------------------------------------------------------------------------------------------------------
Income Tax
(Benefit)
Provision                    0            0            0            0             0              0             0              0
--------------------------------------------------------------------------------------------------------------------------------
Net Loss            (1,631,599)    (832,622)    (934,664)    (966,119)   (1,159,304)    (1,116,733)   (1,052,101)    (1,109,921)
--------------------------------------------------------------------------------------------------------------------------------
Loss Per
Common
Share Basic
and Diluted               (.10)        (.05)        (.06)        (.08)         (.11)          (.09)         (.09)          (.10)
--------------------------------------------------------------------------------------------------------------------------------

a
LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 2003

      Available working capital for 2003 increased $1,3771,662 primarily to a stronger cash position due to investing activities. Vicom successfully completed an offering of institutional financing in the second half of 2003 raising net proceeds of $2,223,150. Vicom had a decrease of $289,890 in accounts receivable as a result of a reduction in sales. Current liabilities increased in 2003 by $1,373,968 as a result of higher current portion of long term debt and accrued liabilities. Inventories increased by $509,762 primarily due to a planned expansion to provide wireless intranet service.

      Total long term debt and capital lease obligation decreased by $1,010,459 during the year ended December 31, 2003. Vicom paid out $75,301 related to capital lease obligations and $200,768 related to long term debt during the year ended December 31, 2003 versus $1,069,433 paid out in 2002.

      The Company used $526,936 for capital expenditures during 2003, as compared to $1,275,434 in 2002. The decrease was primarily attributed to a reduction in self-financed MCS construction. In 2004 capital expenditures are expected to be limited to the Company's internal information technology infrastructure and are expected to be less than 2003 expenditures.

      In 2003,  the  Company  reached  an  agreement  to convert  the  remaining
$962,000 of a Note Payable to equity. Terms of the conversion state the note will be converted to equity over a 14 month period at a price generally equivalent to a 10% discount to market price.

      In November of 2003, the Company borrowed $1,500,000 and issued a three-year warrant to the lender to purchase 535,000 common shares at $2.21 per share through November 2006. The debt is also convertible into common stock of the Company at a conversion rate of $1.40 per share through November 2006.

      On June 30, 2003, the Company borrowed $124,000 as an unsecured note from a stockholder of the Company, with monthly payments of $5,600 at an interest rate of 7.85%.

      Net cash used by operations in 2003 was $2,580,248 as compared to cash used by operations in 2002 of $869,721. The cash used by operations in 2003 is due primarily to net operating losses and a reduction in the wholesale line of credit. During the years ended December 31, 2003, and December 31, 2002, the Company incurred significant net losses. Although the majority of these losses were due to non-cash expenses, The Company still continued to incur cash losses as well due to general corporate expense. The on-going addition of MCS properties in the Company's portfolio provided additional cash flows in 2003 and those cash flows are projected to improve in 2004 with additional expansions. Management of Vicom believes that, for the near future, cash generated from new investments combined with existing credit facilities are adequate to meet the anticipated liquidity in capital resource requirements of its business, contingent upon Company operating results for the next twelve months.

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

      The Company used $1,275,434 for capital expenditures during 2002, as compared to $1,884,945 in 2001. The decrease was primarily attributed to a reduction in self-financed MCS construction.

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

      Net cash used by operations was approximately $869,721 in 2002 versus net cash used by operations of $502,110 in 2001. The cash used by operations in 2002 is due primarily to net operating losses, and reductions in accounts payable and wholesale line of credit balances in that year. During the years ended December 31, 2002 and December 31, 2001, the Company incurred significant net losses. Although the majority of these losses were due to non-cash expenses, the Company still continued to incur cash losses as well due to general corporate expense and continuing expenses related to the building out of its MCS network. The Company in 2002 significantly cut its selling, general and administrative expenses which led to a material decrease in cash losses. The on-going addition of MCS properties in the Company's portfolio also generated additional cash flows in 2002 and these MCS cash flows are projected to improve meaningfully in 2003. Management of Vicom believes that, for the near future, cash generated from new investments combined with existing credit facilities are adequate to meet the anticipated liquidity in capital resource requirements of its business, contingent upon Company operating results for the next twelve months.

CRITICAL ACCOUNTING POLICIES

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvement. At December 31, 2003, the Company had net property and equipment of $3,589,704, which represents approximately 26% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. In 2003, the Company did not record any impairment. In 2002 the Company recorded impairment of $119,480 on property, plant and equipment. During the year ended December 31, 2001, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $2,748,879 (or 20% of total assets), may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the years ended December 31, 2003, 2002 and 2001, the Company did not record any impairment losses related to goodwill.

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

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial lnstruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not effect the Company's consolidated financial statements.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company's consolidated financial statements

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following summarizes our contractual obligations at December 31, 2003, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

                                   Total       1 Year of Less     1-3 Years      Over 3 Years
                              ---------------  ---------------  --------------  ---------------
Operating Leases                   $7,199,000         $534,000      $1,569,000       $5,096,000
Capital Leases                        230,179           69,556         160,623        ---------
Long Term Debt                      4,786,877          998,813       3,602,829          185,235
Wholesale Line of Credit              976,314         $976,314       ---------        ---------
                              ---------------  ---------------  --------------  ---------------
Total                             $13,192,370       $2,578,683      $5,332,452       $5,281,235
                              ===============  ===============  ==============  ===============

FORWARD LOOKING STATEMENTS

      From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the IT and telecommunications industry; stability of foreign governments; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communication solutions for customers in a dynamic industry; and other competitive factors. Because these and other factors could affect the Company's operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Vicom is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the note payable to Laurus Master Fund, Ltd., which is three percent over the prime interest rate.

ITEM 8.

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VICOM, INCORPORATED AND SUBSIDIARIES

                               New Hope, Minnesota

                           December 31, 2003 and 2002






                        CONSOLIDATED FINANCIAL STATEMENTS

                    Including Report of Independent Auditors

                      VICOM, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS



REPORT OF INDEPENDENT AUDITORS                                         1

FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                        2

    Consolidated Statements of Operations                              3

    Consolidated Statements of Stockholders' Equity                4 - 9

    Consolidated Statements of Cash Flows                             10

    Notes to Consolidated Financial Statements                   11 - 34

SUPPLEMENTAL INFORMATION

    Report of Independent Auditors on Supplementary Information       35

    Valuation and Qualifying Accounts                                 36

                         REPORT OF INDEPENDENT AUDITORS




To Stockholders, Board of Directors, and Audit Committee
Vicom, Incorporated and subsidiaries

We have audited the accompanying consolidated balance sheets of Vicom, Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vicom, Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP



Minneapolis, Minnesota
February  16, 2004

                      VICOM, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                                     ASSETS


--------------------------------------------------------------------------------

                                                                                      2003            2002
                                                                              ------------    ------------
CURRENT ASSETS
    Cash and cash equivalents                                                 $  2,945,960    $    540,375
    Certificate of deposit                                                         250,000              --
    Accounts receivable, net                                                     1,658,114       1,948,004
    Inventories, net                                                             1,973,817       1,463,658
    Other current assets                                                            96,550         226,774
                                                                              ------------    ------------
        Total Current Assets                                                     6,924,441       4,178,811
                                                                              ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                      3,589,704       3,248,973
                                                                              ------------    ------------

OTHER ASSETS
    Goodwill                                                                     2,748,879       2,748,879
    Other assets                                                                   639,861         170,653
                                                                              ------------    ------------
        Total Other Assets                                                       3,388,740       2,919,532
                                                                              ------------    ------------

           TOTAL ASSETS                                                       $ 13,902,885    $ 10,347,316
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Checks issued in excess of cash in bank                                   $    147,398    $         --
    Wholesale line of credit                                                       976,314       1,290,383
    Current portion of long-term debt                                              998,813         321,589
    Current portion of note payable - stockholder                                   81,554              --
    Current portion of capital lease obligations                                    54,939          59,570
    Accounts payable                                                             1,771,699       1,735,931
    Accrued liabilities                                                          1,459,705         714,479
    Deferred service obligations and revenue                                       315,227         309,729
                                                                              ------------    ------------
        Total Current Liabilities                                                5,805,649       4,431,681

LONG-TERM LIABILITIES
    Long-term debt, net                                                          2,087,156       3,114,006
    Note payable - stockholder, net of current portion                              32,837              --
    Capital lease obligations, net of current portion                              142,898         159,344
                                                                              ------------    ------------
        Total Liabilities                                                        8,068,540       7,705,031
                                                                              ------------    ------------

MINORITY INTEREST IN SUBSIDIARY                                                     26,634              --
                                                                              ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Cumulative convertible preferred stock, no par value:
        8% Class A (27,931 and 27,831 shares issued and outstanding,
         $293,276 and $292,226 liquidation preference)                             419,752         418,252
        10% Class B (8,700 and 6,200 shares issued and outstanding, $91,350
         and $65,100 liquidation preference)                                        62,000          62,000
        10% Class C (125,400 and 131,510 shares issued and outstanding,
         $1,254,000 and $1,315,100 liquidation preference)                       1,611,105       1,699,407
        15% Class E (77,650 and 70,000 shares issued and outstanding,
         $776,500 and $700,000 liquidation preference)                             438,964         395,778
    Common stock, no par value (19,036,805 and 13,110,477 shares issued;
        19,019,786 and 13,065,410 shares outstanding)                            7,726,505       4,465,832
    Stock subscriptions receivable                                                (418,085)       (633,195)
    Options and warrants                                                        30,514,872      26,632,299
    Unamortized compensation                                                      (217,210)       (682,089)
    Accumulated deficit                                                        (34,330,192)    (29,715,999)
                                                                              ------------    ------------
           Total Stockholders' Equity                                            5,807,711       2,642,285
                                                                              ------------    ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 13,902,885    $ 10,347,316
                                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2003, 2002 and 2001


                                                                        2003               2002               2001
                                                          ------------------ ------------------ ------------------
REVENUES                                                  $       22,640,421 $       24,540,969 $       32,260,777
                                                          ------------------ ------------------ ------------------

COST AND EXPENSES
    Cost of products and services                                 15,952,019         18,036,750         25,295,186
    Selling, general and administrative                           10,184,709          9,337,292         10,962,739
                                                          ------------------ ------------------ ------------------
        Total costs and expenses                                  26,136,728         27,374,042         36,257,925
                                                          ------------------ ------------------ ------------------

LOSS FROM OPERATIONS                                             (3,496,307)        (2,833,073)        (3,997,148)
                                                          ------------------ ------------------ ------------------

OTHER INCOME (EXPENSE)
    Interest expense                                               (897,704)        (1,604,512)        (1,446,868)
    Interest income                                                   16,309             64,083             63,717
    Other income (expense)                                          (20,668)           (64,557)             54,747
                                                          ------------------ ------------------ ------------------
        Total Other Expense                                        (902,063)        (1,604,986)        (1,328,404)
                                                          ------------------ ------------------ ------------------
LOSS BEFORE MINORITY INTEREST IN SUBSIDIARY                      (4,398,370)        (4,438,059)        (5,325,552)

    Minority interest in subsidiary                                   33,366                --                 --
                                                          ------------------ ------------------ ------------------

NET LOSS                                                         (4,365,004)        (4,438,059)        (5,325,552)

    Preferred stock dividends                                        248,689            153,578            432,669
                                                          ------------------ ------------------ ------------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                  $      (4,613,693) $      (4,591,637) $      (5,758,221)
                                                          ================== ================== ==================

LOSS PER COMMON SHARE- BASIC AND DILUTED                  $           (0.29) $           (0.39) $           (0.66)
                                                          ================== ================== ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND
    DILUTED                                                       16,112,231         11,735,095          8,762,814
                                                          ================== ================== ==================


          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

                                                                                     Cumulative Convertible Preferred Stock
                                                 --------------------------------------------------------------------------

                                                      8% Class A               10% Class B                 10% Class C
                                                 ----------------------    ----------------------    ----------------------
                                                  Shares        Amount      Shares        Amount      Shares        Amount
                                                 ---------    ---------    ---------    ---------    ---------    ---------


BALANCES, December 31, 2000                             --    $      --       22,836    $ 218,869      150,810    $1,951,003
 Stock issued:
    Cash                                            32,050      320,500           --           --           --           --
    Stock subscriptions receivable                      --           --           --           --           --           --
    Acquisition of assets                           10,640      106,400           --           --           --           --
    Purchase of intangible asset                        --           --           --           --           --           --
    Guarantee of debt financing                         --           --           --           --           --           --
    Conversion of accounts payable                   3,500       35,000           --           --           --           --
    Conversion of accrued liabilities                9,631       96,306           --           --           --           --
    Conversion of notes payable                      5,804       58,044           --           --           --           --
    Conversion of preferred stock                  (31,000)    (310,000)     (13,150)    (131,500)      (7,800)     (78,000)
    Conversion of dividends payable                  6,030       60,300           --           --           --           --
 Redemption of preferred stock                      (7,783)     (77,830)        (986)        (369)      (3,500)     (35,000)
 Discount on preferred stock related to                 --      145,147           --           --           --      (37,556)
  warrants
 Interest receivable on stock subscription              --           --           --           --           --           --
  receivable
 Warrants issued:                                       --           --
    Preferred stock                                     --           --           --           --           --           --
    Common stock                                        --           --           --           --           --           --
    Debt                                                --           --           --           --           --           --
 Deferred compensation expense related to
  stock options issued below fair market value          --           --           --           --           --           --
 Deferred compensation expense                          --           --           --           --           --           --
 Restricted stock:                                      --           --
    Issued                                              --           --           --           --           --           --
    Forfeited                                           --           --           --           --           --           --
    Amortization expense                                --           --           --           --           --           --
 Repricing of warrants                                  --           --           --           --           --           --
 Embedded value with Pyramid Trading warrants           --           --           --           --           --           --
 Preferred stock dividends                              --           --           --           --           --           --
 Net loss                                               --           --           --           --           --           --
                                                 ---------    ---------    ---------    ---------    ---------    ---------

BALANCES, December 31, 2001                         28,872      433,867        8,700       87,000      139,510    1,800,447
 Stock issued:
    Cash                                                --           --           --           --           --           --
    Reduction of stock subscriptions                    --           --           --           --           --           --
       receivable for fees related to equity
       transactions
    Acquisition of assets                            1,859       18,590           --           --           --           --
    Guarantee of debt financing                         --           --           --           --           --           --

                                                      14% Class D               15% Class E
                                                 ----------------------    ---------------------
                                                  Shares       Amount       Shares       Amount
                                                 ---------    ---------    ---------   ---------
BALANCES, December 31, 2000                         72,500    $ 802,813           --   $      --
 Stock issued:
    Cash                                                --           --           --          --
    Stock subscriptions receivable                      --           --           --          --
    Acquisition of assets                               --           --           --          --
    Purchase of intangible asset                        --           --           --          --
    Guarantee of debt financing                         --           --           --          --
    Conversion of accounts payable                      --           --           --          --
    Conversion of accrued liabilities                   --           --           --          --
    Conversion of notes payable                     10,000      100,000           --          --
    Conversion of preferred stock                       --           --           --          --
    Conversion of dividends payable                     --           --           --          --
 Redemption of preferred stock                     (42,500)    (425,000)          --          --
 Discount on preferred stock related to                 --      (60,313)          --          --
  warrants
 Interest receivable on stock subscription              --           --           --          --
  receivable
 Warrants issued:
    Preferred stock                                     --           --           --          --
    Common stock                                        --           --           --          --
    Debt                                                --           --           --          --
 Deferred compensation expense related to
  stock options issued below fair market value          --           --           --          --
 Deferred compensation expense                          --           --           --          --
 Restricted stock:
    Issued                                              --           --           --          --
    Forfeited                                           --           --           --          --
    Amortization expense                                --           --           --          --
 Repricing of warrants                                  --           --           --          --
 Embedded value with Pyramid Trading warrants           --           --           --          --
 Preferred stock dividends                              --           --           --          --
 Net loss                                               --           --           --          --
                                                 ---------    ---------    ---------   ---------

BALANCES, December 31, 2001                         40,000      417,500           --          --
 Stock issued:
    Cash                                                --           --       10,000     100,000
    Reduction of stock subscriptions                    --           --           --          --
       receivable for fees related to equity
       transactions
    Acquisition of assets                               --           --           --          --
    Guarantee of debt financing                         --           --           --          --



         See accompanying notesd to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------


                                                                                     Cumulative Convertible Preferred Stock
                                                 --------------------------------------------------------------------------------

                                                         8% Class A               10% Class B                 10% Class C
                                                 ------------------------    ------------------------    ------------------------
                                                   Shares        Amount        Shares        Amount        Shares        Amount
                                                 ----------    ----------    ----------    ----------    ----------    ----------
    Services rendered                                    --            --            --            --            --            --
    Conversion of accounts payable                       --            --            --            --            --            --
    Conversion of notes payable and accrued
      interest                                           --            --            --            --            --            --
    Conversion of accrued interest                       --            --            --            --            --            --
    Conversion of preferred stock                        --            --        (2,500)      (25,000)       (2,500)      (25,000)
 Redemption of preferred stock                       (2,900)      (29,000)           --            --        (5,500)      (55,000)
 Discount on preferred stock related to
   warrants issued                                       --        (5,205)           --            --            --       (21,040)
 Interest receivable on stock subscription               --            --            --            --            --            --
 receivable
 Warrants issued:
    Preferred stock                                      --            --            --            --            --            --
    Common stock                                         --            --            --            --            --            --
    Debt                                                 --            --            --            --            --            --
 Deferred compensation expense related to
  stock options issued below fair market value           --            --            --            --            --            --
 Deferred compensation expense                           --            --            --            --            --            --
 Restricted stock:
    Issued and outstanding                               --            --            --            --            --            --
    Forfeited                                            --            --            --            --            --            --
    Amortization expense                                 --            --            --            --            --            --
 Embedded value with Pyramid Trading warrants            --            --            --            --            --            --
 Preferred stock dividends                               --            --            --            --            --            --
 Net loss                                                --            --            --            --            --            --
                                                 ----------    ----------    ----------    ----------    ----------    ----------

BALANCES, December 31, 2002                          27,831       418,252         6,200        62,000       131,510     1,699,407
 Stock issued:
    Cash                                                100         1,000         2,500        25,000            --            --
    Exercise of warrants                                 --            --            --            --            --            --
    Cashless exercise of warrants                        --            --            --            --            --            --
    Exercise of stock options                            --            --            --            --            --            --
    Reduction of stock subscriptions                     --            --            --            --            --            --
       receivable for fees related to equity
       transactions
    Acquisition of assets                                --            --            --            --            --            --
    Conversion of accounts payable                       --            --            --            --         7,200        72,000
    Conversion of notes payable                          --            --            --            --            --            --
    Conversion of accrued interest                       --            --            --            --            --            --
    Conversion of preferred stock                        --            --            --            --        (4,000)      (40,000)
    Conversion of dividends payable                      --            --            --            --            --            --
 Redemption of preferred stock                           --            --            --            --        (9,310)      (93,100)
 Intrinsic value of convertible feature                  --           500            --            --            --       (27,202)
 Discount on preferred stock related to
   warrants issued                                       --            --            --       (25,000)           --            --
 Stock subscriptions receivable:
    Cash payments                                        --            --            --            --            --            --
    Increase reserve                                     --            --            --            --            --            --
    Interest collected                                   --            --            --            --            --            --
 Warrants issued:
    Preferred stock                                      --            --            --            --            --            --
    Common stock                                         --            --            --            --            --            --

                                                       14% Class D                 15% Class E
                                                 ------------------------    -----------------------
                                                   Shares       Amount         Shares       Amount
                                                 ----------    ----------    ----------   ----------
    Services rendered                                    --            --            --           --
    Conversion of accounts payable                       --            --            --           --
    Conversion of notes payable and accrued
      interest                                      (30,000)     (300,000)       60,000      600,000
    Conversion of accrued interest                       --            --            --           --
    Conversion of preferred stock                   (10,000)     (100,000)           --           --
 Redemption of preferred stock                           --            --            --           --
 Discount on preferred stock related to
   warrants issued                                       --       (17,500)           --     (304,222)
 Interest receivable on stock subscription               --            --            --           --
 receivable
 Warrants issued:
    Preferred stock                                      --            --            --           --
    Common stock                                         --            --            --           --
    Debt                                                 --            --            --           --
 Deferred compensation expense related to
  stock options issued below fair market value           --            --            --           --
 Deferred compensation expense                           --            --            --           --
 Restricted stock:
    Issued and outstanding                               --            --            --           --
    Forfeited                                            --            --            --           --
    Amortization expense                                 --            --            --           --
 Embedded value with Pyramid Trading warrants            --            --            --           --
 Preferred stock dividends                               --            --            --           --
 Net loss                                                --            --            --           --
                                                 ----------    ----------    ----------   ----------

BALANCES, December 31, 2002                              --            --        70,000      395,778
 Stock issued:
    Cash                                                 --            --            --           --
    Exercise of warrants                                 --            --            --           --
    Cashless exercise of warrants                        --            --            --           --
    Exercise of stock options                            --            --            --           --
    Reduction of stock subscriptions                     --            --            --           --
       receivable for fees related to equity
       transactions
    Acquisition of assets                                --            --         7,650       76,500
    Conversion of accounts payable                       --            --            --           --
    Conversion of notes payable                          --            --            --           --
    Conversion of accrued interest                       --            --            --           --
    Conversion of preferred stock                        --            --            --           --
    Conversion of dividends payable                      --            --            --           --
 Redemption of preferred stock                           --            --            --           --
 Intrinsic value of convertible feature                  --            --            --           --
 Discount on preferred stock related to
   warrants issued                                       --            --            --      (33,314)
 Stock subscriptions receivable:
    Cash payments                                        --            --            --           --
    Increase reserve                                     --            --            --           --
    Interest collected                                   --            --            --           --
 Warrants issued:
    Preferred stock                                      --            --            --           --
    Common stock                                         --            --            --           --




          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------


                                                                                     Cumulative Convertible Preferred Stock
                                                 ---------------------------------------------------------------------------

                                                         8% Class A               10% Class B                10% Class C
                                                 ------------------------   -----------------------   -----------------------
                                                   Shares        Amount        Shares      Amount      Shares        Amount
                                                  ----------   ----------   ----------   ----------   ----------   ----------
    Debt                                                  --           --           --           --           --           --
    Services rendered                                     --           --           --           --           --           --
 Deferred compensation expense related to
   stock options issued below fair market value           --           --           --           --           --           --
 Deferred compensation expense                            --           --           --           --           --           --
 Restricted stock:
    Forfeited                                             --           --           --           --           --           --
    Amortization expense                                  --           --           --           --           --           --
 Embedded value with Laurus warrants                      --           --           --           --           --           --
 Preferred stock dividends                                --           --           --           --           --           --
 Net loss                                                 --           --           --           --           --           --
                                                  ----------   ----------   ----------   ----------   ----------   ----------

BALANCES, December 31, 2003                           27,931   $  419,752        8,700   $   62,000      125,400   $1,611,105
                                                  ==========   ==========   ==========   ==========   ==========   ==========

                                                       14% Class D                 15% Class E
                                                  -----------------------   -----------------------
                                                    Shares       Amount       Shares       Amount
                                                  ----------   ----------   ----------   ----------
    Debt                                                  --           --           --           --
    Services rendered                                     --           --           --           --
 Deferred compensation expense related to
   stock options issued below fair market value           --           --           --           --
 Deferred compensation expense                            --           --           --           --
 Restricted stock:
    Forfeited                                             --           --           --           --
    Amortization expense                                  --           --           --           --
 Embedded value with Laurus warrants                      --           --           --           --
 Preferred stock dividends                                --           --           --           --
 Net loss                                                 --           --           --           --
                                                  ----------   ----------   ----------   ----------

BALANCES, December 31, 2003                               --   $       --       77,650   $  438,964
                                                  ==========   ==========   ==========   ==========


          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002, and 2001


--------------------------------------------------------------------------------


                                                                Common Stock              Stock          Options
                                                       ----------------------------   Subscriptions        and
                                                          Shares          Amount        Receivable       Warrants
                                                       ------------    ------------    ------------    ------------
BALANCES, December 31, 2000                               8,137,181    $  1,340,074    $         --    $ 14,347,833
 Stock issued:
   Cash                                                   1,092,953         421,566              --              --
   Stock subscriptions receivable                           800,000         610,000        (610,000)             --
   Acquisition of assets                                     87,000         261,000              --              --
   Purchase of intangible assets                             50,000          83,750              --              --
   Guarantee of debt financing                              100,000         120,000              --              --
   Conversion of accounts payable                                --              --              --              --
   Conversion of accrued liabilities                         10,000           9,007              --              --
   Conversion of notes payable                               20,000          50,000              --              --
   Conversion of preferred stock                            382,027         528,742              --              --
   Conversion of dividends payable                               --              --              --              --
Redemption of preferred stock                                    --              --              --              --
Discount on preferred stock related to warrants                  --              --              --              --
Interest receivable on stock subscription receivable             --              --         (21,619)             --
Warrants issued:
   Preferred stock                                               --              --              --          87,403
   Common stock                                                  --              --              --         544,683
   Debt                                                          --              --              --       1,382,126
Deferred compensation expense related to stock
options issued below fair market value                                                                    1,244,250
Deferred compensation expense                                    --              --              --              --
Restricted stock
   Issued                                                    83,000         308,145              --              --
   Forfeited                                                (82,711)       (289,180)             --              --
   Amortization expense                                          --              --              --              --
Repricing of warrants                                            --              --              --       6,919,692
Embedded value with Pyramid Trading warrants                     --              --              --         431,925
Preferred stock dividends                                        --              --              --              --
Net loss                                                         --              --              --              --
                                                       ------------    ------------    ------------    ------------
BALANCES, December 31, 2001                              10,679,450       3,443,104        (631,619)     24,957,912
 Stock issued:
   Cash                                                   1,548,120         274,414           7,850              --
   Reduction of stock subscriptions receivable for
      fees related to equity transactions                        --         (40,563)         40,563              --
   Acquisition of assets                                         --              --              --         (18,590)
   Guarantee of debt financing                               25,000          14,750              --              --
   Services rendered                                         35,214          27,700              --              --
   Conversion of accounts payable                             7,500           7,255              --              --
   Conversion of notes payable and accrued interest         554,569         460,001              --              --
   Conversion of accrued interest                           117,787         119,881              --              --

                                                        Unamortized     Accumulated
                                                       Compensation       Deficit         Total
                                                       ------------    ------------    ------------
BALANCES, December 31, 2000                            $   (278,138)   $(12,506,102)   $  5,876,352
 Stock issued:
   Cash                                                          --              --         742,066
   Stock subscriptions receivable                                --              --              --
   Acquisition of assets                                         --              --         367,400
   Purchase of intangible assets                                 --              --          83,750
   Guarantee of debt financing                                   --              --         120,000
   Conversion of accounts payable                                --              --          35,000
   Conversion of accrued liabilities                             --              --         105,313
   Conversion of notes payable                                   --              --         208,044
   Conversion of preferred stock                                 --              --           9,242
   Conversion of dividends payable                               --              --          60,300
Redemption of preferred stock                                    --              --        (538,199)
Discount on preferred stock related to warrants                  --          68,948         116,226
Interest receivable on stock subscription receivable             --              --         (21,619)
Warrants issued:
   Preferred stock                                               --              --          87,403
   Common stock                                                  --              --         544,683
   Debt                                                          --              --       1,382,126
Deferred compensation expense related to stock
options issued below fair market value                   (1,244,250)             --              --
Deferred compensation expense                               239,461              --         239,461
Restricted stock
   Issued                                                  (308,145)             --              --
   Forfeited                                                289,180              --              --
   Amortization expense                                      92,749              --          92,749
Repricing of warrants                                            --      (6,919,692)             --
Embedded value with Pyramid Trading warrants                     --              --         431,925
Preferred stock dividends                                        --        (432,669)       (432,669)
Net loss                                                         --      (5,325,552)     (5,325,552)
                                                       ------------    ------------    ------------
BALANCES, December 31, 2001                              (1,209,143)    (25,115,067)      4,184,001
 Stock issued:
   Cash                                                          --              --         382,264
   Reduction of stock subscriptions receivable for
      fees related to equity transactions                        --              --              --
   Acquisition of assets                                         --              --              --
   Guarantee of debt financing                                   --              --          14,750
   Services rendered                                             --              --          27,700
   Conversion of accounts payable                                --              --           7,255
   Conversion of notes payable and accrued interest              --              --         760,001
   Conversion of accrued interest                                --              --         119,881


          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002, and 2001


--------------------------------------------------------------------------------


                                                           Common Stock            Stock          Options
                                                   ---------------------------- Subscriptions       and
                                                     Shares          Amount      Receivable       Warrants
                                                   -----------    -----------    -----------    -----------
   Conversion of preferred stock                       140,000        150,000             --             --
Redemption of preferred stock                               --             --             --             --
Discount on preferred stock related to warrants
issued                                                      --             --             --             --
Interest receivable on stock subscription
receivable                                                  --             --        (49,989)            --
Warrants issued:
   Preferred stock                                          --             --             --        324,324
   Common stock                                             --             --             --        575,119
    Debt                                                    --             --             --        879,382
 Deferred compensation expense related to stock
  options issued below fair market value                    --         53,745             --        (53,345)
 Deferred compensation expense                              --             --             --             --
 Restricted stock:
    Issued and outstanding                              22,434         21,255             --             --
    Forfeited                                          (19,597)       (65,710)            --             --
    Amortization expense                                    --             --             --             --
 Embedded value with Pyramid Trading warrants               --             --             --        (32,503)
 Preferred stock dividends                                  --             --             --             --
 Net loss                                                   --             --             --             --
                                                   -----------    -----------    -----------    -----------

BALANCES, December 31, 2002                         13,110,477      4,465,832       (633,195)    26,632,299
 Stock issued:
    Cash                                             4,477,279      1,947,197             --             --
    Exercise of warrants                               258,790        262,030             --             --
    Cashless exercise of warrants                      141,529             --             --             --
    Exercise of stock options                            3,000          3,750             --             --
    Reduction of stock subscriptions receivable             --        (36,977)        36,977             --
       for fees related to equity transactions
    Acquisition of assets                                   --             --             --             --
    Conversion of accounts payable                      85,000        120,690             --             --
    Conversion of notes payable                        654,202        762,000             --             --
    Conversion of accrued interest                      63,539         66,172             --             --
    Conversion of preferred stock                       66,666         40,000             --             --
    Conversion of dividends payable                    187,164        113,209             --             --
 Redemption of preferred stock                              --             --             --             --
 Intrinsic value of convertible feature                     --             --             --             --
 Discount on preferred stock related to warrants            --             --             --             --
    issued
 Stock subscriptions receivable:
    Cash payments                                           --             --        105,806             --
    Increase reserve                                        --             --         71,000             --
    Interest collected                                      --             --          1,327             --
 Warrants issued:
    Preferred stock                                         --             --             --         58,314
    Common stock                                            --             --             --      2,050,507
    Debt                                                    --             --             --        883,711
    Services rendered                                       --             --             --        321,920
 Deferred compensation expense related to stock
    options issued below fair market value                  --             --             --             --
 Deferred compensation expense                              --             --             --             --
 Restricted stock:

                                                   Unamortized    Accumulated
                                                  Compensation      Deficit         Total
                                                   -----------    -----------    -----------
   Conversion of preferred stock                            --             --             --
Redemption of preferred stock                               --             --        (84,000)
Discount on preferred stock related to warrants
issued                                                      --         (9,295)      (357,262)
Interest receivable on stock subscription
receivable                                                  --             --        (49,989)
Warrants issued:
   Preferred stock                                          --             --        324,324
   Common stock                                             --             --        575,119
    Debt                                                    --             --        879,382
 Deferred compensation expense related to stock
  options issued below fair market value                 4,307             --          4,707
 Deferred compensation expense                          78,292             --         78,292
 Restricted stock:
    Issued and outstanding                             (21,255)            --             --
    Forfeited                                           65,710             --             --
    Amortization expense                               400,000             --        400,000
 Embedded value with Pyramid Trading warrants               --             --        (32,503)
 Preferred stock dividends                                  --       (153,578)      (153,578)
 Net loss                                                   --     (4,438,059)    (4,438,059)
                                                   -----------    -----------    -----------

BALANCES, December 31, 2002                           (682,089)   (29,715,999)     2,642,285
 Stock issued:
    Cash                                                    --             --      1,973,197
    Exercise of warrants                                    --             --        262,030
    Cashless exercise of warrants                           --             --             --
    Exercise of stock options                               --             --          3,750
    Reduction of stock subscriptions receivable             --             --             --
       for fees related to equity transactions
    Acquisition of assets                                   --             --         76,500
    Conversion of accounts payable                          --             --        192,690
    Conversion of notes payable                             --             --        762,000
    Conversion of accrued interest                          --             --         66,172
    Conversion of preferred stock                           --             --             --
    Conversion of dividends payable                         --             --        113,209
 Redemption of preferred stock                              --             --        (93,100)
 Intrinsic value of convertible feature                     --           (500)       (27,202)
 Discount on preferred stock related to warrants            --             --        (58,314)
    issued
 Stock subscriptions receivable:
    Cash payments                                           --             --        105,806
    Increase reserve                                        --             --         71,000
    Interest collected                                      --             --          1,327
 Warrants issued:
    Preferred stock                                         --             --         58,314
    Common stock                                            --             --      2,050,507
    Debt                                                    --             --        883,711
    Services rendered                                       --             --        321,920
 Deferred compensation expense related to stock
    options issued below fair market value                 367             --            367
 Deferred compensation expense                          47,114             --         47,114
 Restricted stock:

          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2003, 2002, and 2001


--------------------------------------------------------------------------------


                                                Common Stock              Stock          Options
                                       ----------------------------   Subscriptions        and
                                          Shares          Amount        Receivable       Warrants
                                       ------------    ------------    -------------   ------------
    Forfeited                               (10,841)        (17,398)              --             --
    Amortization expense                         --              --               --             --
 Embedded value with Laurus warrants             --              --               --        568,121
 Preferred stock dividends                       --              --               --             --
 Net loss                                        --              --               --             --
                                       ------------    ------------    -------------   ------------

BALANCES, December 31, 2003              19,036,805    $  7,726,505    $ (418,085) $     30,514,872
                                       ============    ============    =============   ============





                                        Unamortized    Accumulated
                                       Compensation      Deficit           Total
                                       ------------    ------------    ------------
    Forfeited                                17,398              --              --
    Amortization expense                    400,000              --         400,000
 Embedded value with Laurus warrants             --              --         568,121
 Preferred stock dividends                       --        (248,689)       (248,689)
 Net loss                                        --      (4,365,004)     (4,365,004)
                                       ------------    ------------    ------------

BALANCES, December 31, 2003            $   (217,210)   $(34,330,192)   $  5,807,711
                                       ============    ============    ============








          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2003, 2002, and 2001
--------------------------------------------------------------------------------

                                                                                            2003           2002           2001
                                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                                     $(4,365,004)   $(4,438,059)   $(5,325,552)
        Adjustments to reconcile net loss to cash flows from operating activities:
               Depreciation                                                              948,796        981,985      1,019,581
               Amortization                                                               47,583        133,472        391,183
               Amortization of deferred compensation                                     447,481        482,999        332,210
               Amortization of original issue discount                                   405,248      1,103,314        797,169
               Write off of notes receivable and investment                               19,069         60,000             --
               Reserve for stock subscriptions and interest receivable                    71,000             --             --
               Impairment reserve on property and equipment                                   --        119,480             --
               Common stock issued for services                                               --         27,700             --
               Loss on sale of property and equipment                                     79,394         31,412            846
               Interest receivable on stock subscription receivable                        1,327        (49,989)       (21,619)
               Warrants issued for services                                              321,920             --         87,403
               Warrants issued with debt conversion                                           --        183,903             --
               Discount on preferred stock related to warrants                                --             --        (33,178)
               Minority interest in subsidiary                                           (33,366)            --             --
               Changes in operating assets and liabilities:
                      Accounts receivable, net                                           289,890        576,509      3,087,313
                      Inventories, net                                                  (509,762)       182,783        705,050
                      Other current assets                                                70,264       (205,483)        47,031
                      Other assets                                                      (143,101)        43,210             --
                      Wholesale line of credit                                          (314,069)       (34,424)      (708,533)
                      Accounts payable and accrued liabilities                           122,403         38,344       (978,479)
                      Deferred service obligations and revenue                           (39,321)      (106,877)        97,465
                                                                                     -----------    -----------    -----------
                             Net Cash Flows from Operating Activities                 (2,580,248)      (869,721)      (502,110)
                                                                                     -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of property and equipment                                      15,492      1,239,313         60,019
        Purchases of property and equipment                                             (526,936)    (1,275,434)    (1,884,945)
        Payments received on notes receivable                                                 --             --         59,084
        Payments for investment in joint venture                                         (64,878)            --             --
        Purchase of certificate of deposit                                              (250,000)            --             --
                                                                                     -----------    -----------    -----------
               Net Cash Flows from Investing Activities                                 (826,322)       (36,121)    (1,765,842)
                                                                                     -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
        Increase in checks issued in excess of cash in bank                              147,398             --             --
        Proceeds from long-term debt and warrants issued with long-term debt           1,659,726      1,172,064      1,919,650
        Proceeds from note payable - stockholder                                         124,000             --             --
        Payments received on stock subscriptions receivable                              105,806          6,786             --
        Payments on long-term debt                                                      (200,768)      (131,605)      (461,808)
        Payments on note payable - stockholder                                            (9,609)            --             --
        Payments on capital lease obligations                                            (75,301)      (937,828)      (315,770)
        Proceeds from issuance of stock and warrants                                   4,023,704        949,533      1,270,612
        Redemption of preferred stock                                                    (93,100)       (84,000)      (538,199)
        Preferred dividends                                                             (135,481)      (153,578)      (143,167)
        Exercise of stock options                                                          3,750             --             --
        Exercise of warrants                                                             262,030             --             --
                                                                                     -----------    -----------    -----------
               Net Cash Flows from Financing Activities                                5,812,155        821,372      1,731,318
                                                                                     -----------    -----------    -----------


                      NET CHANGE IN CASH AND CASH EQUIVALENTS                          2,405,585        (84,470)      (536,634)


 CASH AND CASH EQUIVALENTS - Beginning of Year                                           540,375        624,845      1,161,479
                                                                                     -----------    -----------    -----------


         CASH AND CASH EQUIVALENTS - END OF YEAR                                     $ 2,945,960    $   540,375    $   624,845
                                                                                     ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



-------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

    Nature of Business

Vicom, Inc. (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to business, government and multi-dwelling customers. The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2003, 2002, and 2001, the Company incurred net losses of $4,365,004, $4,438,059 and $5,325,552, respectively. At December 31,
2003, the Company had an accumulated deficit of $34,330,192. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

1. Continued reduction of operating expenses by controlling payroll, professional fees and other general and administrative expenses.
2. Solicit additional equity investment in the Company by either issuing preferred or common stock.
3. Continue to market Multiband services and acquire additional multi-dwelling unit customers.
4. Control capital expenditures by contracting Multiband services and equipment through a landlord-owned equipment program.
5. Establish market for wireless internet services.

    Principles of Consolidation

The consolidated financial statements include the accounts of Vicom, Incorporated (Vicom) and its wholly owned subsidiaries, Corporate Technologies, USA, Inc. (CTU), and Multiband, Inc. (Multiband) which provides voice, data and video services to residential multi-dwelling units. In February 2003, the Company formed a 50% owned subsidiary, Multiband USA, Inc. (MB USA) with Pace Electronics, Inc. (PACE) a video wholesaler, and provides the same services as Multiband). As part of the subsidiary agreement, the Company has the right to elect two of the three board of directors and, at its sole option and discretion, shall have the right, but not the obligation to convert one Vicom common share for every ten shares of Multiband USA issued to PACE (Notes 2 and 17). Based on the Company's control of the subsidiary, the operating results have been consolidated. All significant intercompany transactions and balances have been eliminated in consolidation.

On January 1, 2004, the Company merged Multiband into CTU.

    Revenues and Cost Recognition

The Company earns revenues from five sources: 1) Video and computer technology products which are sold but not installed, 2) Voice, video and data communication products which are sold and installed, 3) Service revenues related to communication products which are sold and both installed and not installed 4) Multiband user charges to multiple dwelling units, and 5) MB USA user charges to timeshares.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Revenues from video and computer technology products, which are sold but not installed, are recognized when delivered and the customer has accepted the terms and has the ability to fulfill the terms. Product returns and customer discounts are netted against revenues.

Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products on one sales agreement, as installation of the product is essential to the functionality of the product. Revenues are recognized when the products are delivered and installed and the customer has accepted the terms and has the ability to fulfill the terms.

Service revenues related to technology products including consulting, training and support are recognized when the services are provided. Service revenues accounted for less than 10% of total revenues for the years ended December 31, 2003, 2002 and 2001. The Company, if the customer elects, enters into equipment maintenance agreements for products sold once the original manufacturer's warranty has expired. Revenues from all equipment maintenance agreements are recognized on a straight-line basis over the terms of each contract. Costs for services are expensed as incurred.

Multiband and MB USA user charges are recognized as revenues in the period the related services are provided.

Warranty costs incurred on new product sales are substantially reimbursed by the equipment suppliers.

    Cash and Cash Equivalents

The Company includes as cash equivalents, investments with original maturities of three months or less when purchased, which are readily convertible into known amounts of cash. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

    Certificate of Deposit

The Company has a certificate of deposit which matures in October 2004.

    Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $223,000 and $236,000 at December 31, 2003 and 2002, respectively. Accounts receivable over 90 days were $433,000 and $331,000 at December 31, 2003 and 2002, respectively.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



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

    Debt Issuance Costs

Debt issuance costs are amortized over the life of the loan of approximately three years using the straight-line method, which approximates the interest method.

    Goodwilll and Other Intangible Assets

Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and was being amortized using the straight-line method over ten years. Accumulated amortization was $782,278 at December 31, 2003 and 2002.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", effective for acquisitions initiated on or after July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. The Company performed the required goodwill impairment test during the years ended December 31, 2003 and 2002.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



As part of compliance with this standard, the Company obtained an independent appraisal to assess the fair value of its business units to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any for the years ended December 31, 2003 and 2002. For the year ended December 31, 2003, the independent appraisal used the discounted future returns method to measure the fair value of its business units rather than the income method which was used for 2002. The method of valuation was changed due to the Company changing its business model and historical results, which are used for the income method, would not accurately evaluate the value of future economic benefits. Under the discounted future returns method, future benefits over a period of time are estimated and then discounted back to present value. For the year ended December 31, 2002, the independent appraisal used the income method to measure the fair value of its business units. Under the income method, value is dependent on the present value of future economic benefits to be derived from ownership. Future net cash flows available for distribution are discounted at market-based rates of return to provide indications of value. The independent appraiser used a discount factor of 16.8% and 18.35% for the years ended December 31, 2003 and 2002, respectively. Based upon this independent appraisal, the Company determined that its current goodwill balances were not impaired as of December 31, 2003 and 2002.

Components of intangible assets are as follows:

                                                         December 31, 2003                December 31, 2002
                                                -------------------------------   -------------------------------
                                                     Gross                            Gross
                                                    Carrying       Accumulated       Carrying       Accumulated
                                                     Amount        Amortization       Amount       Amortization
                                                --------------   --------------   --------------   --------------
Intangible assets subject to amortization
     Domain name                                $       83,750   $       39,083   $       83,750   $       22,333
     Access contracts                                   60,000           13,334               --               --
     Debt issuance costs                               115,500            3,208               --               --
     Customer cable lists                              300,000               --               --               --
                                                --------------   --------------   --------------   --------------
         Total                                  $      559,250   $       55,625   $       83,750   $       22,333
                                                ==============   ==============   ==============   ==============
Intangible assets not subject to amortization
     Goodwill                                   $    3,531,157   $      782,278   $    3,531,157   $      782,278
                                                ==============   ==============   ==============   ==============

Amortization of intangible assets was $33,291, $16,750 and $5,583 for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2004, 2005, 2006, 2007, and 2008 is $135,250, $135,250, $113,125, $60,000 and $60,000,
respectively. The Company's loss attributable to common stockholders, excluding goodwill amortization expense, for the years ended December 31, 2003, 2002 and 2001 would have been as follows had we adopted SFAS No. 142 on January 1, 2000:

                                                              2003             2002             2001
                                                         --------------   --------------   --------------
Loss attributable to common stockholders - as reported   $  (4,613,693)   $  (4,591,637)   $  (5,758,221)
SFAS No. 142 amortization adjustment                                --               --          345,600
Loss attributable to common stockholders - as adjusted      (4,613,693)      (4,591,637)      (5,412,621)
Basic and diluted net loss per share - as reported               (0.29)           (0.39)           (0.66)
Basic and diluted net loss per share - adjusted                  (0.29)           (0.39)           (0.62)

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


    Intangible Assets

The Company amortizes a domain name acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts acquired during the year ended December 31, 2003 over the estimate useful life of three years using the straight-line method. The Company will amortize the customer cable lists acquired on December 31, 2003 over five years beginning January 1, 2004.

    Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $146,906, $104,788 and $230,629 for the years ended December 31, 2003, 2002 and
2001, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

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

    Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123 "Accounting for Stock-Based Compensation," (SFAS No. 123), using the Black Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, "Accounting for Stock-Based Compensation."

Pursuant  to APB No. 25 and  related  interpretations,  $447,481,  $482,999  and
$332,210  of  compensation   cost  has  been  recognized  in  the   accompanying
consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's loss attributable to common stockholders and basic and diluted loss per common share would have increased to the following pro forma amounts for the years ended December 31:

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



                                                                      2003                2002               2001
                                                          ----------------    ----------------   ----------------
Loss attributable to common stockholders                  $    (4,613,693)    $    (4,591,637)   $    (5,758,221)
Pro forma loss attributable to common shares              $    (5,363,381)    $    (4,915,649)   $    (6,131,692)

Basic and diluted net loss per share:
   As reported                                            $         (0.29)    $         (0.39)   $         (0.66)
   Pro forma loss attributable to common shares           $         (0.33)    $         (0.42)   $         (0.70)

Stock-based compensation:
   As reported                                            $        447,481    $        482,999   $        332,210
   Pro forma                                              $        749,688    $        324,012   $        373,471

In determining the compensation cost of the options granted during fiscal 2003, 2002, and 2001, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                                 2003                   2002                 2001
                                                    ------------------     ------------------    -----------------
Risk-free interest rate                                         3.00%                  4.40%                 5.00%
Expected life of options granted                              10 years              10 years               10 years
Expected volatility range                                        170%                   170%                  110%
Expected dividend yield                                            0%                     0%                    0%

    Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the years ended December 31, 2003, 2002 and 2001 were anti-dilutive.

    Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial lnstruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not effect the Company's consolidated financial statements.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company's consolidated financial statements.

    Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant management estimates relate to the allowances for doubtful accounts, inventory obsolescence, and stock subscriptions and interest receivable, property and equipment estimated useful lives, goodwill carrying value and the valuation of deferred income tax assets.

    Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations, note payable-stockholder and long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


    Reclassifications

Certain accounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity.

--------------------------------------------------------------------------------
NOTE 2 - BUSINESS ACQUISITIONS
--------------------------------------------------------------------------------

During February 2003, the Company incorporated a new subsidiary, MB USA. This subsidiary was formed as a 50% owned joint venture agreement with PACE (Note 1). The reason for the joint venture with PACE is to continue to expand the Company's services related to multi-users of voice, data and video services.

On April 25, 2003, the Company, through MB USA, purchased certain video equipment assets, related rights to video subscribers and rights of access agreements from Suncoast Automation, Inc. (Suncoast). The purchase price was allocated to the acquired assets and assumed certain liabilities based on the estimated fair values as of the acquisition date. The purchase price was allocated to assets and liabilities acquired as follows:

       Property and equipment                         $         504,224
       Access contracts                                          60,000
       Capital lease obligations                               (54,224)
                                                      -----------------
          Net purchase price                          $         510,000
                                                      =================

The net purchase price of $510,000 consisted entirely of cash paid. The consolidated results of operations on an unaudited pro forma basis are not presented separately as the results do not differ significantly from historical amounts presented herein.

On December 31, 2003, the Company purchased certain customer lists from Florida Cable, Inc. (Florida Cable) for $300,000 which was paid to Florida Cable on January 2, 2004. In addition, the Company agreed to lease from Florida Cable equipment used in the operation of the cable television systems for six months for $1.00. After the six month lease period has expired, the Company has agreed to purchase the equipment for $165,000. If the Company fails to pay the $165,000 in full, all rights and title of the customer lists mentioned above will revert back to Florida Cable. At December 31, 2003, the Company has recorded the $165,000 liability associated with the contingent purchase of equipment.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001




-------------------------------------------------------------------------------
NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------------------------------------------------------

Property and equipment consisted of the following at December 31:

                                                                           2003           2002
                                                                    -----------    -----------
          Leasehold improvements                                    $   764,064    $   732,931
          Property and equipment - owned                              5,318,243      4,230,560
          Property and equipment under capital lease  obligations
                                                                        428,749        456,124
                                                                    -----------    -----------
                                                                      6,511,056      5,419,615
          Less accumulated depreciation and amortization             (2,921,352)    (2,170,642)
                                                                    -----------    -----------
                                                                    $ 3,589,704    $ 3,248,973
                                                                    ===========    ===========

Depreciation and amortization expense on property and equipment was $948,796, $981,985 and $1,019,581 for the years ended December 31, 2003, 2002 and 2001, respectively.

-------------------------------------------------------------------------------
NOTE 4 - OTHER ASSETS
-------------------------------------------------------------------------------

Other assets consisted of the following at December 31:

                                             2003       2002
                                         --------   --------
Other current assets:
   Current portion of notes receivable   $  2,983   $ 52,977
   Prepaid expenses and other              93,567    173,797
                                         --------   --------
           Total other current assets    $ 96,550   $226,774
                                         ========   ========

Noncurrent assets:
   Debt issuance costs, net              $112,292   $     --
   Access contracts, net                   46,666         --
   Domain name, net                        44,667     61,417
   Customer cable lists                   300,000         --
   Prepaid expenses and other             136,236    109,236
                                         --------   --------
           Total other assets            $639,861   $170,653
                                         ========   ========

At December 31, 2003 and 2002, the Company had notes receivable of $2,983 and $52,977, respectively. The remaining note was due in December 2003 with interest of 12% and was unsecured.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001




-------------------------------------------------------------------------------
NOTE 5 - ACCRUED LIABILITIES
-------------------------------------------------------------------------------

Accrued liabilities consisted of the following at December 31:

                                          2003         2002
                                    ----------   ----------
Payroll and related taxes           $  514,516   $  398,415
Accrued preferred stock dividends      277,928      138,288
Payable - Florida Cable                465,000           --
Other                                  202,261      177,776
                                    ----------   ----------
                                    $1,459,705   $  714,479
                                    ==========   ==========

-------------------------------------------------------------------------------
NOTE 6 - WHOLESALE LINE OF CREDIT
-------------------------------------------------------------------------------

At December 31, 2003, the Company has a $1,750,000 wholesale line of credit agreement with a financial institution, which expires on December 1, 2004, for the purchase of certain resale merchandise from certain suppliers. Interest is generally at 0% (if paid within certain terms of up to 45 days), and the wholesale line of credit is collateralized by the accounts receivable up to $300,000 as well as all of the inventory financed and the $1,450,000 letters of credit. The wholesale line of credit agreement is an agreement between the Company, financial institution, and certain vendors of the Company. The Company receives no funds from the financial institution, but pays the financial institution rather than certain vendors. The balance outstanding was $976,314 at December 31, 2003.

At December 31, 2002, the Company had a $1,450,000 wholesale line of credit agreement with a different financial institution, which expired with 30 day notice by either party, for the purchase of certain resale merchandise from certain suppliers. Interest was generally at 0% (if paid within certain terms, generally 30 days), and the wholesale line of credit was collateralized by the related inventories, accounts receivable and the $1,450,000 letters of credit. The wholesale line of credit agreement was an agreement between the Company, financial institution, and certain vendors of the Company. The Company received no funds from the financial institution, but paid the financial institution rather than certain vendors The balance outstanding was $1,290,383 at December 31, 2002.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



--------------------------------------------------------------------------------
NOTE 7 - LONG-TERM DEBT
--------------------------------------------------------------------------------

Long-term debt consisted of the following at December 31:

                                                                                                 2003                 2002
                                                                                        -------------        -------------
       Note payable - Pyramid  Trading Limited  Partnership,  net of unamortized original issue  discount and  beneficial  conversion of note payable into common  stock of $59,557  and  $59,250  at  December  31,  2003 and 2002,
       respectively, quarterly interest payments at 10% (effective interest rate of 54.2%) through May 2004,  monthly principal  payments of $40,000,  due
       May 2004, unsecured.                                                             $     140,443        $     902,971

       Debenture payable - Convergent  Capital Partners I, L.P., net of original issue  discount of $432,504  and  $595,295 at December 31, 2003 and 2002,
       respectively,  monthly interest only payments through July 2005,  monthly installments of $102,273  including  interest at 14% (effective  interest rate 18.4%) thereafter, due May 2007, secured by substantially all of the
       assets of the Company.                                                               1,967,496            1,804,705

       Demand debenture payable - Convergent  Capital Partners I, L.P.,  monthly interest  only  payments at 14%  through  May 2007,  due on demand or May
       2007, secured by substantially all of the assets of the Company.                       100,000              100,000

       Note payable - Lexus Tower Limited  Partnership,  monthly installments of
       $5,987 including  interest at 8.4%, due November 2010, secured by certain
       assets of the Company.                                                                 379,332              418,872

       Note payable - Laurus Master Fund LTD, net of unamortized  original issue discount and  beneficial  conversion of note payable into common stock of
       $1,208,847  at  December  31,  2003,  monthly   installments  of  $45,455
       beginning in March 2004, including interest at prime rate plus 3% but not less  than 7% (7% at  December  31,  2003)  (effective  interest  rate of
       174.6%),  due through  November  2006,  secured by certain  assets of the
       Company.                                                                               291,153                   --

       Notes payable, interest at 5.25% to 20% due through May
       2007, secured by certain assets of the Company.                                        207,545              209,047
                                                                                        -------------        -------------
        Total long-term debt                                                                3,085,969            3,435,595
       Less: current portion                                                                 (998,813)            (321,589)
                                                                                        -------------        -------------
        Long-term debt, net                                                             $   2,087,156        $   3,114,006
                                                                                        =============        =============

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



Future maturities of long-term debt are as follows for the years ending December 31:

         2004                                                      $          998,813
         2005                                                               1,113,898
         2006                                                               1,838,008
         2007                                                                 650,923
         2008                                                                  59,072
         Thereafter                                                           126,163
                                                                   ------------------
         Total future minimum payments                                      4,786,877
         Less: original issue discounts and beneficial
           conversion feature                                             (1,700,908)
                                                                   ------------------
         Total long-term debt                                               3,085,969
         Less: current portion                                              (998,813)
                                                                   ------------------
             Long-term debt, net                                   $        2,087,156
                                                                   ==================

In 2000, the Company entered into a $2,250,000 debenture agreement with Convergent Capital Partners I, L.P., with interest at 14% payable monthly and monthly payments of $102,273 from August 1, 2003 through June 1, 2005. The timing of repayment was changed to August 2005 through May 2007 as part of the amendment made in 2002. The debenture is secured by substantially all Company assets. In connection with this debenture, the Company issued 150,000 five-year warrants to purchase common stock at prices ranging from $1.50 to $5.20 per share. The proceeds of $2,250,000 were allocated between the debenture and the warrant based on the relative fair values of the securities at the time of issuance. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, is being amortized over the life of the debenture using the straight-line method, which approximates the interest method.

In 2002, the Company amended the debenture agreement with Convergent Capital Partners I, L.P., and borrowed an additional $150,000 with interest at 14% payable monthly and monthly principal payments from August 2005 through May 2007. In connection with this debenture, the Company issued an additional 500,000 seven-year warrants to purchase common stock at $1.10 per share. The additional warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, is being amortized over the life of the debenture using the straight-line method, which approximates the interest method. The Company was in violation of certain covenants of this debt agreement. A waiver was obtained from the lender. The debenture payable may be redeemed at the Company's option at a premium declining ratably thereafter to par value in April 2005.

In January 2001, the Company borrowed $1,500,000 from Pyramid Trading Limited Partnership and issued a five-year warrant to the lender to purchase 375,000 common shares at $4.00 per share through January 2003. The debt is also convertible into common stock of the Company at a conversion rate of $4.75 per share through January 2003. The proceeds of $1,500,000 were allocated between the note and the fair value of the warrants using the Black Scholes pricing model. An additional 375,000 five-year warrants were issued in April 2002 and the fair value of the warrants was expensed as additional interest expense as of December 31, 2002. The resulting original issue discount, the fair value of the warrants, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"(EITF 00-27), is being amortized over the life of the note using the straight-line method, which approximates the interest method.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


In February 2003, the Company reached an agreement to convert $962,000 of its note payable with Pyramid Trading Limited Partnership to equity and to extend the due date to May 2004. Terms of the conversion state that the note will be converted to equity over a 14 month period at a price generally equivalent to a 10% discount to market price. The Company issued an additional 253,000 five-year warrants at an exercise price of $1.00 with the note payable extension. These warrants, valued at $208,447 using the Black Scholes pricing model, are being expensed over the remaining term of the note agreement. During the year ended December 31, 2003, the Company converted principal and accrued interest totaling $828,172 into 717,741 shares of common stock.

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

In November 2003, the Company borrowed $1,500,000 and issued a three-year warrant to the lender to purchase 535,000 common shares at $2.21 per share through November 2006. The debt is also convertible into common stock of the Company at a conversion rate of $1.40 per share through November 2006. The proceeds of $1,500,000 were allocated between the note, the intrinsic value of the conversion option, and the fair value of the warrants using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 is being amortized over the life of the note using the straight-line method, which approximates the interest method.

Interest expense related to long-term debt with related parties for the years ended December 31, 2003, 2002, and 2001 was approximately $0, $228,000 and $3,000, respectively.


--------------------------------------------------------------------------------
NOTE 8 - CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

The Company has lease financing facilities for property, equipment and leasehold improvements. Leases outstanding under these agreements bear interest at an average rate of 8.25% and expires through October 2007. The obligations are secured by the property under lease. Total cost and accumulated amortization of the leased equipment was $428,749 and $221,432 at December 31, 2003 and $456,124 and $219,332 at December 31, 2002. Amortization expense related to these obligations is included in depreciation expense.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Future minimum capital lease payments are as follows for the years ending December 31:

          2004                                                      $           69,556
          2005                                                                  69,556
          2006                                                                  56,457
          2007                                                                  34,610
                                                                    ------------------
          Total                                                                230,179
          Less: amounts representing interest                                 (32,342)
                                                                    ------------------
          Present value of future minimum lease payments                       197,837
          Less: current portion                                               (54,939)
                                                                    ------------------
          Capital lease obligations, net of current portion         $          142,898
                                                                    ==================

--------------------------------------------------------------------------------
NOTE 9 - NOTE PAYABLE - STOCKHOLDER
--------------------------------------------------------------------------------

On June 30, 2003, the Company borrowed $124,000 from a stockholder of the Company with monthly payments of $5,600 including interest at 7.85%, due in June 2005, and unsecured. The balance due at December 31, 2003 is $114,391 of which $81,554 is due in 2004 and $32,837 is due in 2005. Interest expense related to this note payable - stockholder for the year ended December 31, 2003 was approximately $1,600.

--------------------------------------------------------------------------------
NOTE 10 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

    Capital Stock Authorized

The articles of incorporation authorize the Company to issue 50,000,000 shares of no par capital stock. Authorization to individual classes of stock are determined by a Board of Directors resolution. The authorized classes of stock at December 31, 2003 are the following: 275,000 shares of Class A cumulative convertible preferred stock, 60,000 shares of Class B cumulative convertible preferred stock, 250,000 shares of Class C cumulative convertible preferred stock, 250,000 shares of Class D cumulative convertible preferred stock, and 400,000 shares of Class E cumulative convertible preferred stock.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


    Cumulative Convertible Preferred Stock

Dividends on Class A, Class B, Class C, Class D, and Class E cumulative convertible preferred stock are cumulative and payable quarterly at 8%, 10%, 10%, 14%, and 15% per annum, respectively. Cumulative convertible preferred stock can be converted into common shares at any time as follows: Class A and Class B - five shares, Class C - two shares, Class D - two and one-half shares, and Class E - eight shares. The intrinsic value of any beneficial conversion option is recorded as preferred stock dividends at the time of preferred stock issuance. Dividends on Class B preferred are cumulative and payable monthly at 10% per annum. The dividends are based on $10 per share for all preferred shares. The Class B preferred was offered to certain note payable holders at a conversion of $10 per Class B preferred share. All preferred stock is non-voting. Warrants to purchase shares of the Company's common stock were given with the issuance of Class A, Class B, Class D, and Class E preferred stock and were valued at fair value using the Black Scholes pricing model. The Company may, but is not obligated to, redeem the preferred stock at $10.50 per share for Class A and Class B and $10.00 per share for Class C, Class D, and Class E, whenever the Company's common stock price exceeds certain defined criteria as defined in the preferred stock agreements. Upon the Company's call for redemption, the holders of the preferred stock called for redemption have the option to convert each preferred share into shares of the Company's common stock. Holders of preferred stock cannot require the Company to redeem their shares. The liquidation preference is the same as the redemption price for each class of preferred stock.

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

    Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan, which allows for the sale of 400,000 shares of Company common stock to qualified employees. At December 31, 2003, no shares were issued under the Plan.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


    Stock Subscriptions Receivable

The Company has stock subscriptions receivable including interest receivable totaling $418,085 and $633,195 due to the Company at December 31, 2003 and 2002, respectively, from the issuance of common stock. Monthly interest only payments at interest ranging from 9% to 10% were required through December 2003 at which time any unpaid stock subscription receivable was due. The receivables are secured by the common stock issued. At December 31, 2003, the Company has reserved $71,000 related to stock subscriptions and interest receivable deemed to be uncollectible. The Company does not record interest receivable on the outstanding receivable balance once they have determined it to be uncollectible.

    Restricted Stock

The Company awards restricted common shares to selected employees. Recipients are not required to provide any consideration other than services. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The intrinsic value at the date of grant related to the shares awarded is generally amortized over three years, the vesting term of the awards. Compensation expense recorded during the years ended December 31, 2003, 2002, and 2001 in connection with the amortization of the award cost was $47,119, $78,292 and $92,749, respectively.

Restricted stock activity is as follows for the years ended December 31:

                                                       2003               2002                  2001
                                                -----------------   -----------------    -----------------
Outstanding, January 1                                     45,066             75,337               113,829
     Issued                                                    --             22,434                83,000
     Vested                                              (17,204)           (33,107)              (38,781)
     Forfeited                                           (10,843)           (19,598)              (82,711)
                                                -----------------   -----------------    -----------------
Outstanding, December 31                                   17,019             45,066                75,337
                                                =================   =================    =================

    Stock Options

Stock option activity is as follows for the years ended December 31:

                                                Options                            Weighted-Average Exercise Price
                             --------------------------------------------    ----------------------------------------
                                  2003            2002            2001           2003           2002           2001
                             -------------    ------------   ------------    ------------    -----------   -----------
Outstanding, January 1           1,093,157       1,050,024      1,145,507    $       2.45    $      2.55   $      2.31
     Granted                       747,775         249,300        839,500            1.35           0.96          1.20
     Exercised                     (3,000)              --      (615,933)            1.25             --          0.51
     Forfeited                   (180,500)       (206,167)      (319,050)            4.49           1.86          2.11
                             -------------    ------------   ------------    ------------    -----------   -----------
Outstanding, December 31         1,657,432       1,093,157      1,050,024    $       1.81    $      2.45   $      2.55
                             =============    ============   ============    ============    ===========   ===========

The  weighted-average  grant-date fair value of options granted during the years
ended  December  31,  2003,   2002,  and  2001  was  $1.20,   $0.86  and  $2.94,
respectively.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Options outstanding and exercisable as of December 31, 2003, are as follows:

                                               Outstanding                                   Exercisable
                           ----------------------------------------------------  -------------------------------------
                                                      Weighted - Average
                                                  ----------------------------
                                                                   Remaining                             Weighted-
     Range of Exercise                              Exercise      Contractual                             Average
           Price                  Options            Price        Life-Years          Options         Exercise Price
---------------------------  -----------------     ----------    -------------   -----------------   ---------------
            $.60                       255,000     $    0.60             6.43              255,000    $         0.60
       $.93   to     $1.38             409,800          1.15             9.18              256,433              1.24
      $1.43   to     $2.08             688,766          1.67             7.90              620,658              1.68
      $2.50   to     $2.88             140,000          2.67             6.81              140,000              2.67
      $3.98   to     $5.38             109,666          4.48             6.67               92,166              4.57
      $6.00   to     $6.75              54,200          6.60             6.24               46,900              6.57
                             -----------------     ----------    -------------   -----------------    --------------
       $.60   to     $6.75           1,657,432     $    1.81             7.76            1,411,157    $         1.85
                             =================     ==========    =============   =================    ==============

    Stock Warrants

Stock warrants activity is as follows for the years ended December 31:

                                            Outstanding                           Weighted - Average Exercise Price
                             --------------------------------------------    -----------------------------------------
                                 2003             2002           2001            2003           2002           2001
                             -------------    ------------   ------------    ------------    -----------   -----------
Outstanding, January 1           4,327,396       9,564,450      8,093,464    $       2.05    $      2.37   $      8.71
     Granted                     3,687,447       2,546,690      9,483,530            1.53           1.46          2.32
     Exercised                   (556,881)              --            --             1.53             --            --
     Forfeited                    (36,088)     (7,783,744)    (8,012,544)            3.59           2.25          8.75
                             -------------    ------------   ------------    ------------    -----------   -----------
Outstanding, December 31         7,421,874       4,327,396      9,564,450    $       1.83    $      2.05   $      2.37
                             =============    ============   ============    ============    ===========   ===========

The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2003, 2002 and 2001 was $1.10, $1.00 and $1.79, respectively.

Warrants outstanding and exercisable as of December 31, 2003, are as follows:

                                                      Weighted - Average
                                               ----------------------------------
                                                                    Remaining
   Range of Exercise                           Exercise Price      Contractual
        Prices                 Warrants                            Life-Years
------------------------  -------------------  ---------------   ----------------
       $.85 to    $1.25           2,465,997     $        1.02              4.13
      $1.50 to    $2.25           3,946,432              1.90              2.49
      $2.40 to    $3.56             501,025              2.52              3.15
      $4.00 to    $5.20             508,420              4.16              2.45
                          -----------------     -------------    --------------
       $.85 to    $5.20           7,421,874     $        1.83              3.08
                          =================     =============    ==============

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Stock warrants issued for the years ended December 31 were awarded for:

                                                      2003                 2002                 2001
                                                -----------------   -----------------    -----------------
Warrant repricing                                              --                 --             8,012,544
Common stock                                            1,812,259            728,357               441,642
Services rendered                                         941,288            103,333               455,756
Preferred stock                                           145,900            420,000                48,588
Debt issuance and guarantees                              788,000          1,295,000               525,000
                                                -----------------   -----------------    -----------------
                                                        3,687,447          2,546,690             9,483,530
                                                =================   =================    =================

During the year ended December 31, 2003, 298,091 warrants were exercised with a weighted average exercise price of $1.05. Based on the warrant agreements, these warrants were exercised in lieu of cash with the warrant holder receiving 141,529 shares of common stock.

During the year ended December 31, 2003, the Company issued 400,000 five-year warrants with a weighted-average exercise price of $0.85 for services related to investor relations. These warrants were valued at $321,920 using the Black Scholes pricing model. During 2003, the Company issued 541,288 five-year warrants with a weighted-average exercise price of $1.02 for services related to equity financing.

During the year ended December 31, 2002, the Company issued 103,333 three-to five-year warrants with a weighted-average exercise price of $1.56 for services related to equity financing.

During the year ended December 31, 2001, the Company issued 455,756 one-to five-year warrants with a weighted-average exercise price of $2.16 for services related to equity financing. During 2001, the Company issued 48,588 two-to five-year warrants with a weighted-average exercise price of $3.69 for services related to preferred stock financing which were valued at $87,403 using the Black Scholes pricing model.

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

The fair value of stock warrants is the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions:

                                        2003                  2002                  2001
                                 ------------------    ------------------    -----------------
Risk-free interest rate                      2.37%                 3.90%                 5.30%
Expected life                            3.4 years             4.5 years             4.5 years
Expected volatility                           170%                151.3%                 94.3%
Expected dividend rate                          0%                    0%                    0%

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001




-------------------------------------------------------------------------------
NOTE 11 - INCOME TAXES
-------------------------------------------------------------------------------

The Company has generated federal and state net operating losses of approximately $23,469,000 and $10,382,000, respectively, which, if not used, will begin to expire in 2004. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The change in the valuation allowance was $1,722,000, $402,000, and $1,757,200 for the years ended December 31, 2003, 2002 and 2001, respectively.

Components of net deferred income taxes are as follows at December 31:

                                                        2003           2002
                                                 -----------    -----------
Deferred income tax assets:
     Net operating loss carryforwards            $ 9,387,000    $ 7,633,000
     Goodwill                                         65,000         90,000
     Asset valuation reserves                        285,000        231,000
     Accrued liabilities                              55,000         69,000
                                                 -----------    -----------
                                                   9,792,000      8,023,000
Less valuation allowance                          (9,674,000)    (7,952,000)
                                                 -----------    -----------
                                                     118,000         71,000
Deferred income tax liabilities - depreciation      (118,000)       (71,000)
                                                 -----------    -----------
Net deferred income tax assets                   $        --    $        --
                                                 ===========    ===========

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

                                        2003       2002       2001
                                      ------     ------     ------
Federal statutory tax rate benefits    (35.0)%    (35.0)%    (35.0)%
State tax, net of federal benefit       (5.0)      (5.0)      (5.0)
Change in valuation allowance           39.6       36.1       33.0
Other                                    0.4        3.9        7.0
                                      ------     ------     ------
Effective tax rate                       0.0%       0.0%     0.0 %
                                      ======     ======     ======

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


The Company has the following net operating loss carryforwards at December 31, 2003, for income tax purposes:


                                   Federal Net      State Net
            Year of Expiration   Operating Loss     Operating
            ------------------   --------------     ---------
                                                      Loss
                                                      ----
                   2004            $ 1,050,000   $ 1,050,000
                   2005                599,000       599,000
                   2007                501,000       501,000
                   2008                 59,000        57,000
                   2009                 22,000        22,000
                   2011                595,000       575,000
                   2012                 25,000            --
                   2018              1,122,000     1,096,000
                   2019              1,585,000       992,000
                   2020              4,839,000     1,587,000
                   2021              4,726,000     1,435,000
                   2022              4,353,000     1,230,000
                   2023              3,993,000     1,238,000
                                   -----------   -----------
                                   $23,469,000   $10,382,000
                                   ===========   ===========

Under Internal Revenue Code Section 382, utilization of federal losses expiring prior to 2019 are limited to approximately $375,000 each year.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



--------------------------------------------------------------------------------
NOTE 12 - SUPPLEMENTAL CASH FLOWS INFORMATION
--------------------------------------------------------------------------------

                                                         2003         2002         2001
                                                      ----------   ----------   ----------
Cash paid for interest                                $  436,061   $  512,167   $1,286,155
Noncash investing and financing transactions:
    Repricing of warrants                                     --           --    6,919,692
    Stock options issued below fair market value              --           --    1,244,250
    Stock options issued for commissions earned               --       53,745           --
    Stock subscriptions receivable received for
        stock                                                 --           --      610,000
    Issuance of preferred and common stock for
       acquisition of assets                              76,500       18,590      386,000
    Current liabilities converted to stock               192,690       59,755      225,613
    Common stock issued for guarantee of debt                 --       14,750      120,000
    Issuance of stock for intangible asset                    --           --       83,750
    Purchase of customer lists and equipment
       through payable to Florida Cable                  465,000           --           --
    Notes payable and accrued interest converted
       to common and preferred stock                     828,172    1,164,882      227,009
    Capitalized lease equipment purchases                     --      174,986           --
    Conversion of preferred stock to common stock         40,000      150,000      528,742
    Conversion of preferred stock into note payable           --      400,000           --
    Reduction of stock subscription receivable
       related to commission earned on equity
       transactions                                       36,977       40,563           --
    Warrants issued related to modifications of
       long-term debt                                    208,447      528,650           --
    Conversion of preferred stock dividends into
       common stock                                      113,209           --           --

--------------------------------------------------------------------------------
NOTE 13 - RETIREMENT SAVINGS PLAN
--------------------------------------------------------------------------------

The Company has 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company made no discretionary contributions for any of the years presented.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



-------------------------------------------------------------------------------
NOTE 14 - COMMITMENTS AND CONTINGENCIES
-------------------------------------------------------------------------------

    Operating leases

Office space was leased from an LLC which an officer of the Company was partial owner of through August 2003. In addition to basic monthly rents ranging from $16,640 to $17,653, the Company paid building maintenance costs, real estate taxes and assessments. During 2003, the Company converted $72,000 of accrued rent into 7,200 shares of Class C preferred stock. At December 31, 2003 and 2002, accrued rent of $56,560 and $141,060, respectively, was owed to this related party. In August 2003, the Company signed a new lease agreement with an unrelated party disclosed below.

The Company has various other operating leases for its corporate office space, vehicles and various equipment with lease terms expiring in August 2017. The monthly base rents range from $69,736 to $83,325, net of payments received from subleases. In July 2003, the Company entered into an agreement to sublease a portion of their office space through August 2008 for approximately $5,000 per month.The leases contain provisions for payments of real estate taxes, insurance and common area costs.

Total rent expense for the years ended December 31, 2003, 2002 and 2001 including common area costs and real estate taxes was approximately $578,000, $566,000 and $689,000, respectively. Rent expense with related parties for December 31, 2003, 2002, 2001 was approximately $59,000, $462,000 and $561,000, respectively.

Future minimum rental payments, net of payments received from subleases, are as follows for the years ending December 31:

                           Year                 Amount
                           -----         -----------------
                           2004          $         534,000
                           2005                    512,000
                           2006                    516,000
                           2007                    541,000
                           2008                    587,000
                        Thereafter               4,509,000
                                         -----------------
                                         $       7,199,000
                                         =================

    Legal proceedings

The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's consolidated financial position, results of operations, or cash flows.

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



--------------------------------------------------------------------------------
NOTE 15 - SIGNIFICANT CUSTOMERS AND SUPPLIERS
--------------------------------------------------------------------------------

One customer represented approximately 16%, 13%, and 15% of revenues for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company purchased materials from major suppliers approximately as follows for the years ended December 31:

                                                  Supplier
                                ----------------------------------------------
                                     A                B               C
                                -------------   --------------   -------------
                         2003       61%              4%               8%
                         2002       58%              6%              12%
                         2001       38%              19%             12%

The Company had revenues from companies that are associated with a director, who was elected to the board of directors during 2003, of approximately $1,124,000, $636,000, and $0 for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, the Company had accounts receivable outstanding from these companies of approximately $142,000, $171,000, and $0 at December 31, 2003, 2002, and 2001, respectively.

--------------------------------------------------------------------------------
NOTE 16 - BUSINESS SEGMENTS
--------------------------------------------------------------------------------

The CTU subsidiary functions as one segment for integrated voice, video, data networking and computer technologies products and services, under one management structure, with one management financial reporting system, and having one unified marketing name.

With the start up of Multiband in February 2000, the Company added the segment providing voice, data, and video services to residential multi-dwelling units. MB USA's business model is similar to Multiband.

Segment disclosures are as follows:

                                                                   Multiband/
                                      Vicom             CTU          MB USA           Total
                                    ----------        --------     ----------      ----------
Year Ended December 31, 2003:
   Revenues                        $        --    $ 21,199,303    $ 1,441,118    $ 22,640,421
   Loss from operations             (1,941,271)       (339,369)    (1,215,667)     (3,496,307)
   Identifiable assets               5,691,867       5,254,221      2,956,797      13,902,885
   Depreciation and amortization        45,789         432,364        518,226         996,379
   Capital expenditures                 13,342         424,047         89,547         526,936

                      VICOM, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



                                                              Vicom           CTU          Multiband        Total
                                                            ---------       ---------      ---------      ----------
Year Ended December 31, 2002:
   Revenues                                               $        --    $ 23,963,748    $   577,221    $ 24,540,969
   Income (loss) from operations                           (1,810,241)        172,689     (1,195,521)     (2,833,073)
   Identifiable assets                                      3,151,891       5,282,233      1,913,192      10,347,316
   Depreciation and amortization                              142,426         482,390        490,641       1,115,457
   Capital expenditures                                         2,126         814,464        458,844       1,275,434


                                                              Vicom           CTU          Multiband        Total
                                                            ---------       ---------      ---------      ----------
Year Ended December 31, 2001:
   Revenues                                               $        --    $ 32,011,187    $   249,590    $ 32,260,777
   Loss from operations                                    (2,079,592)       (299,553)    (1,618,003)     (3,997,148)
   Identifiable assets                                      3,171,968       5,786,796      3,250,917      12,209,681
   Depreciation and amortization                              418,655         550,075        442,034       1,410,764
   Capital expenditures                                         6,900         491,532      1,386,513       1,884,945

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system.

--------------------------------------------------------------------------------
NOTE 17 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On January 1, 2004, the Company entered into a stock purchase agreement with URON, Inc. (URON) to purchase all of the outstanding capital stock of URON for a total purchase price of 350,000 shares of the Company's common stock to be issued in installments as follows: a) 180,000 shares issued at closing, b) 170,000 shares held in escrow. The common shares issued to URON were valued at fair market value on the date of the agreement which was $1.31 per share for a purchase price of $458,500. The terms of the escrow are as follows: 50,000 shares to be released upon URON providing the Company with documentation satisfactory to the Company of a release from a certain vendor or any related entity of all liabilities incurred to a certain vendor by URON; 120,000 shares to be released in 40,000 share increments upon the Company's receipt of distributable gross profits, generated by certain customers, in increments of $75,000 cash. The escrow shall be terminated 24 months after the date of the agreement and any shares not released will be rescinded to the Company. The Company must register all shares issued within one year from the date of issuance. The reason for the purchase of URON is to continue to expand the Company's services related to voice, data and video services. The Company is acquiring the customer lists of URON and will be amortizing them over their estimated useful lives of three years.

In January 2004, the Company purchased the remaining 50% ownership of MB USA from Pace, by issuing 30,000 shares of common stock valued at $39,300 (Note 2).

           REPORT OF INDEPENDENT AUDITORS ON SUPPLEMENTARY INFORMATION




To Stockholders, Board of Directors, and Audit Committee
Vicom, Incorporated and subsidiaries
New Hope, Minnesota



Our report on our audits of the basic consolidated financial statements of Vicom, Incorporated and subsidiaries for the years ended December 31, 2003, 2002 and 2001 appears on page 1. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page 36 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP


Minneapolis, Minnesota
February  16, 2004

                                                    VICOM, INCORPORATED AND SUBSIDIARIES

                                                     VALUATION AND QUALIFYING ACCOUNTS
                                                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-----------------------------------------------------------------------------------------------------------------------------------

                                  Column A                  Column B          Column C            Column D             Column E
-----------------------------------------------------   ----------------- ----------------  ---------------------   ---------------

                                                                             Additions
                                                                             Charged to
                                                           Balance at        Costs and                               Balance at End
                                Description             Beginning of Year     Expenses        Deductions                of Year
-----------------------------------------------------   ----------------- ----------------  ---------------------   ---------------
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
     2003                                               $        236,000  $             --  $         13,000  (A)   $    223,000
     2002                                                        178,000            58,000                --             236,000
     2001                                                        159,000           141,000           122,000  (A)        178,000
Notes receivable:
     2003                                                         30,000                --            30,000  (A)             --
     2002                                                             --            30,000                --              30,000
     2001                                                             --                --                --                  --
Stock subscriptions and interest receivable
     2003                                                             --            71,000                --              71,000
     2002                                                             --                --                --                  --
     2001                                                             --                --                --                  --

   (A) Write-off uncollectible receivables

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9A.

CONTROLS AND PROCEDURES.

     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to him material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

    Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         Information with respect to the directors and executive officers of the Company set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Compliance with Section 16 (a) "in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 19, 2004, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to Executive Compensation set forth under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 19, 2004 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management, set forth under "Beneficial Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 19, 2004, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions, set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 19, 2004, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Audit Commitee of the Company selected Virchow, Krause & Company, LLP ("Virchow Krause"), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company's financial statements for the years ended December 31, 2003, 2002 and 2001. The following table details the fees paid to Virchow Krause for the years ended December 31, 2003 and 2002.

                       2003         2002
                     -------      -------
Audit Fees           $60,929      $66,181
Audit-Related Fees     2,150 (1)      750 (1)
Tax Fees              15,000       11,750
All Other Fees         1,705 (2)      155 (2)
------------------   -------      -------
Total                $79,784      $78,836
                     =======      =======

(1) Fees related to review of Form S-3 Filings
(2) Fees related to miscellaneous research projects

         The Company's Audit committee consists of Frank Bennett, Jonathan Dodge and Donald Miller. All three are considered audit committee financial experts independent from managers. The Company's current audit committee charter is filed herewith as exhibit 3.5. The audit committee is responsible for engaging the audit firm and fees related to their services.

         The policy of the Company's audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. Approximately 95 % of the fees paid to Virchow Krause were pre-approved by the audit committee.

         No services in connection with appraisal or valuations services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


A.       EXHIBITS

            Exhibit 3.5 states Vicom's code of ethics for its senior officers. A copy of said code will be provided upon written request. Any waivers or amendments to said code will be posted to Vicom's website or disclosed in an 8K filing.

            Exhibit 3.6 provides Vicom's Audit committee charter

        B.  REPORTS ON FORM 8K

            The Company filed reports on Form 8K on September 24, 2003 and December 16, 2003.


            Exhibits

See Index to Exhibits on page 51 of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        VICOM, INC.
                        Registrant
Date: March 30, 2004    By:

                                              /s/ James L. Mandel
                                            Chief Executive Officer
Date: March 30, 2004    By:

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

INDEX TO EXHIBITS

EXHIBIT NO.        DESCRIPTION
2.1                Asset Purchase Agreement and related documents with Enstar Networking Corporation dated December 31, 1998(1)
2.2                Agreement and Plan of Merger with Ekman, Inc. dated December 29, 1999(1)
3.1                Amended and Restated Articles of Incorporation of Vicom, Inc.(1)
3.2                Restated Bylaws of Vicom, Incorporated(1)
3.3                Articles of Incorporation of Corporate Technologies, USA, Inc.(1)
3.5                Audit Committee Charter (9)
4.1                Certificate of Designation of the Relative Rights, Restrictions and Preferences of 8% Class A Cumulative
                   Convertible Preferred Stock and 10% Class B Cumulative Convertible Preferred Stock dated December 9, 1998(1)
4.2                Form of Warrant Agreement(1)
4.3                Warrant Agreement with James Mandel dated December 29, 1999(1)
4.4                Warrant Agreement with Marvin Frieman dated December 29, 1999(1)
4.5                Warrant Agreement with Pierce McNally dated December 29, 1999(1)
4.6                Warrant Agreement with Enstar, Inc. dated December 29, 1999(1)
4.7                Warrant Agreement with David Ekman dated December 29, 1999(1)
4.8                Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class C Cumulative
                   Convertible Stock(2)
4.9                Certificate of Designation of the Relative Rights, Restrictions and Preferences of 14% Class D Cumulative
                   Convertible Stock(2)
4.10               Certificate of Designation of the Relative Rights, Restrictions and Preferences of 15% Class E Cumulative
                   Convertible Stock(2)
4.11               Securities Purchase Agreement Dated September 18, 2003 (6)
4.12               Secured Convertible Note Agreement (7)
4.13               Wholesale Services Agreement Dated March 4, 2004 (8)
5.1                Opinion of Steven M. Bell, Esq.(6)
10.1               Vicom Lease with Marbell Realty dated June 20, 1996(1)
10.2               Employment Agreement with Marvin Frieman dated October 1, 1996(1)
10.3               Employment Agreement with Steven Bell dated October 1, 1996(1)
10.4               Employment Agreement with James Mandel dated August 14, 1998(1)
10.5               Vicom Associate Agreement with NEC America, Inc. dated June 1999(1)
10.6               Loan Agreement with Wells Fargo dated June 17, 1999(1)
10.7               Employment Agreement with David Ekman dated December 29, 1999(1)
10.8               Debenture Loan Agreement with Convergent Capital dated March 9, 2000(1)
10.9               Corporate Technologies, USA, Inc. lease with David Ekman dated January 19, 2000(1)
10.10              Amendment dated July 11, 2000 to debenture loan agreement with Convergent Capital dated March 9, 2000.(2)
10.11              Corporate Technologies agreement with Siemens dated December 14, 2001(4)
10.12              Note with Pyramid Trading, L.P. (4)
10.14              Employment Agreement of Steven M. Bell dated January, 1, 2002(5)
10.15              Employment Agreement of James Mandel dated January 1, 2002(5)
14                 Vicom Code of Ethics for Senior Officers (9)
19.1               2000 Non-Employee Director Stock Compensation Plan (3)
19.2               2000 Employee Stock Purchase Plan (3)
21.1               List of subsidiaries of the registrant(1)
23                 Consent of Virchow, Krause & Company, LLP (9)
24.1               Power of Attorney (included on signature page of original registration statement)
31.1               Rule 13a-14 (s) Certification of Chief Executive Officer - James Mandel (9)
31.2               Rule 13a-14 (s) Certification of Chief Financial Officer -  Steven Bell (9)
32.1               Section 1350 of Sarbanes-Oxley Act of 2002 - James Mandel (9)
32.2               Section 1350of Sarbanes-Oxley Act of 2002 - Steven Bell (9)

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

(5) Previously filed as the same exhibit to Registrant's Form 10-Q filed May 15, 2002

(6) Previously filed as the same exhibit to Registrant's Form 8-K filed September 24, 2003.

(7) Previously filed as the same exhibit to Registrant's Form 8-k filed December 16, 2003.

(8) Previously filed as the same exhibit to Registrant's Form 8-k filed March 17,2004.

(9) Filed herewith