Form 10-K/A
period 2003-12-31
VICOM INC
filed 2004-04-29
CIK 732412

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                             FORM 10-K/A (Number 1)

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                         COMMISSION FILE NUMBER 0 - 1325

================================================================================

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

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes |_| No |X|

      As of June 30, 2003 (the most recently completed fiscal second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq Smallcap was approximately $29,012,556.

      As of March 15, 2004, there were 19,533,138 outstanding shares of the registrant's common stock, no par value stock.

================================================================================

      This Form 10-K/A-1 is being filed in order to include information required by Part III, Items 10-14, originally intended to be incorporated by reference to the information to be included in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Board of Directors of VICOM, Incorporated ("VICOM") consists of eight directors. Each director serves on the Board until his or her successor is duly elected and qualified. The names and ages of all of the Company's directors and executive officers including the positions held by each with the Company are as follows:

   NAME                              AGE       POSITION                                       DIRECTOR SINCE
   ----                              ---       --------                                       --------------
   Steven Bell...................    45        President & CFO, VICOM                              1994
   Frank Bennett.................    47        President, Artesian Capital                         2002
   Jonathan Dodge ...............    53        Partner, Dodge & Fox, C.P.A. Firm                   1997
   David Ekman...................    43        Chief Information Officer,
                                               Corporate Technologies USA, Inc.                    1999
   Eugene Harris.................    39        Shareholder, Eidelman, Finger, Harris & Co.         2004
   James L. Mandel...............    47        Chief Executive Officer, VICOM                      1998
   Donald Miller.................    64        Chairman, VICOM,                                    2001
   David Weiss...................    41        Principal, Rangeline Capital, LLC                   2002

STEVEN BELL was general counsel and Vice President of the Company from June 1985 through October 1994, at which time he became Chief Financial Officer. He was also named President in July 1997. He is a graduate of the William Mitchell College of Law.

FRANK BENNETT has been a Director of VICOM, Incorporated since 2002 and is currently a member of the Audit Committee. Mr. Bennett is President of Artesian Management, Inc., which manages Artesian Capital, a private equity investment firm based in Minneapolis. Artesian Capital invests in companies in the communications, consumer, financial services and health care industries. Prior to founding Artesian Capital in 1989, he was a Vice President of Mayfield Corporation, and a Vice President of Corporate Finance of Piper Jaffray & Hopwood and a Vice President of Piper Jaffray Ventures, Inc. He is currently a director of Fairfax Financial Holdings Limited, Odyssey Re Holdings Corp., Vicom, Inc., Northbridge Financial Corporation and Crum & Forster Holdings, Inc. Mr. Bennett currently serves on the boards of several non-profit organizations including the Social Enterprise Fund, American Federation of Arts, St. David's Child Development and Family Services, PACER Center and Wayzata Community Church. Mr. Bennett, a graduate of the University of Oregon, lives with his wife and five children in Long Lake, MN

DAVID EKMAN is Chief Information Officer of Corporate Technologies, USA, Inc., a wholly owned subsidiary of VICOM. He has worked continuously in the computer business since 1981, initially as a franchisee of Computerland, a personal computer dealer and subsequently from 1996 to December 1999 as President of Ekman, Inc., a value-added computer reseller and the predecessor company to Corporate Technologies, USA, Inc.

EUGENE HARRIS is a Vice President and major shareholder of Eidelman, Finger, Harris & Co., a St. Louis based registered investment advisor. He has been with the Company since 1994. Prior to joining Eidelman, Finger, Harris & Co., Mr. Harris held positions in general management and new business development for the Monsanto Company from 1990-1994. He also was an Associate Consultant with Bain and Co. from 1996-1998. Mr. Harris received a B.S. in Industrial Engineering from Stanford University in 1996 and an M.S. in Management from the Sloan School of Management at the Massachusetts Institute of Technology in 1990. He is a Chartered Financial Analyst and a member of the Financial Analysts Federation. Mr. Harris was appointed to VICOM's Board of Directors in April 2004.

JAMES MANDEL has been the Chief Executive Officer and the Director of the Company since October 1, 1998. From October 1991 to October 1996, he was Vice President of Systems for Grand Casinos, Inc., where his duties included managing the design, development, installation and on-going maintenance for the 2,000 room, $507 million Stratosphere Hotel, Casino and Tower in Las Vegas. Mr. Mandel also managed the systems development of Grand Casino Mille Lacs, in Onamia, Minnesota, Grand Casino Hinckley in Hinckley, Minnesota and six other casinos nationwide. He also serves as Chairman of the Board of CorVu Corporation and is a trustee of the Boys and Girls Club of Minneapolis.

DONALD MILLER worked for Schwan's enterprises between 1962 and 2001, primarily as Chief Financial Officer. He is currently employed by Schwan's as Special Assistant to the CEO. He was appointed to VICOM's Board of Directors in September 2001 and was elected Chairman of the Board in April 2002. Mr. Miller is also Chairman of VICOM's Audit Committee.

DAVID WEISS has been a Director of VICOM since 2002. He is currently Managing Principal for Rangeline Capital, LLC, a real estate investment banking company. Prior to forming Rangeline in 2002, Mr. Weiss was Managing Director for the St. Louis office of Northland/Marquette Capital Group.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders ("Insiders") are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based on a review of the copies of such reports furnished to the Company, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to Insiders were complied with.

CODE OF ETHICS

      The Company has adopted the VICOM, Incorporated Code of Ethics for Senior Financial Officers (the "Code of Ethics") that applies to the Company's principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A copy of the Code of Ethics is attached as Exhibit 14 to this Form 10-K Amendment. If any substantive amendments are made to the Code of Ethics or any waiver granted, including any implicit waiver from a provision of the Code of Ethics to the principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the Code of Ethics enumerated in Item 406(b) of Regulation S-K, the Company will disclose the nature of such amendments or waiver on the Company's website or in a report on Form 8-K.

ITEM 11.   EXECUTIVE COMPENSATION

      The following table sets forth certain information relating to the remuneration paid by the Company to its executive officers whose aggregate cash and cash-equivalent remuneration approximated or exceeded $100,000 during the Company's last three fiscal years ending December 31, 2003.


                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                          -------------------                      ----------------------

      NAME AND PRINCIPAL       YEAR     SALARY       BONUS          OTHER         RESTRICTED    SECURITIES    LTIP      ALL OTHER
      POSITION                          ($)          ($)            ANNUAL        STOCK         UNDERLYING    PAYOUTS   COMPENSATION
                                                                 COMPENSATION     AWARD(S)      OPTIONS/      ($)       ($)
                                                                    ($)           ($)           SARS (#)
     (A)                       (B)      (C)          (D)            (E)           (F)           (G)           (H)        (I)
                                                                                  AWARDS                      PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
     James L. Mandel           2003     $250,727     $125,000       -0-           -0-           300,000       -0-        -0-
     Chief Executive Officer   2002     $149,874     $100,000       -0-           -0-           -0            -0-        -0-
                               2001     $131,346                    -0-           -0-           500           -0-        -0-

     Steven Bell               2003     $120,484     -0-            -0-           -0-           50,000        -0-        -0-
     Chief Financial Officer   2002     $99,014      -0-            -0-           -0-           10,550        -0-        -0-
                               2001     $108,365     -0-            -0-           -0-           500           -0-        -0-


     Dave Ekman                2003     $111,154     -0-            -0-           -0-           -0-           -0-        -0-
     Chief Information         2002     $93,695      -0-            -0-           -0-           -0-           -0-        -0-
     Officer                   2001     $100,614     -0-            -0-           -0-           500           -0-        -0-


DIRECTORS FEES

      There were no cash fees paid to Directors in 2003. Outside Directors receive a stock option of 30,000 shares at market price upon joining the VICOM Board. Additional awards or options to Directors are determined by the Board's Compensation Committee.

STOCK OPTION GRANTS DURING 2003

           The following table provides information regarding stock options granted during fiscal 2003 to the named executive officers in the Summary Compensation Table.

                                                                                             POTENTIAL REALIZABLE VALUE AT
                        NUMBER OF        PERCENT OF                                          ASSUMED ANNUAL RATES OF STOCK
                        SECURITIES       TOTAL OPTIONS                                       PRICE APPRECIATION FOR OPTION
                        UNDERLYING       GRANTED TO           EXERCISE OR                              TERM (1)
                         OPTIONS         EMPLOYEES IN         BASE PRICE     EXPIRATION
NAME                    GRANTED (#)      FISCAL YEAR (%)       ($/SHARE)       DATE              5%                 10%
--------------------------------------------------------------------------------------------------------------------------------
James L. Mandel           300,000              46.3             $1.50        1/8/2013           -0-              $258,092
Steven M. Bell             50,000               7.7             $1.10        1/8/2013         $19,115            $ 63,015
David Ekman                 -0-                 -0-                 -               -

------------

(1) The "potential realizable value" shown represents the potential gains based on annual compound stock price appreciation of 5% and 10% from the date of grant through the full option terms, net of exercise price, but before taxes associated with exercise. The amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders, continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved and do not reflect the Company's estimate of future stock price growth.

      Each option represents the right to purchase one share of common stock. The options shown in this table are all non-qualified stock options. To the extent not already exercisable, the options generally become exercisable in the event of a merger in which VICOM is not the surviving corporation, a transfer of all shares of stock of VICOM, a sale of substantially all the assets, or a dissolution or liquidation, of VICOM.

AGGREGATED OPTION EXERCISES IN 2003 AND YEAR END OPTION VALUES

      The following table provides information as to options exercised by the named executive officers in the Summary Compensation Table during fiscal 2003 and the number and value of options at December 31, 2003.


                                    SHARES ACQUIRED
                                    ON EXERCISE        VALUE (1)
NAME                                                   REALIZED        EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
                                                                       NUMBER OF                        VALUE OF UNEXERCISED
                                                                       UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                                                       DECEMBER 31, 2003                DECEMBER 31, 2003
----------------------------------------------------------------------------------------------------------------------------------
James L. Mandel.................        -0-                -0-          450,500         -0-             $554,115           $0
Steven M. Bell..................        -0-                -0-          57,166          3,334           $70,314            $4,100
David Ekman.............                -0-                -0-          150,500         -0-             $185,115           $0

-------------

(1) Value is calculated on the basis of the difference between the option exercise price and $1.23, the fair market value of the Company's common stock at December 31, 2003 as quoted on the NASDAQ, multiplied by the number of shares underlying the option.

OTHER COMPENSATION AND LONG-TERM INCENTIVE PLANS

      The Company has no long-term incentive plans and issued no long-term incentive awards during 2003.

      The Company has an employment agreement with Mr. Steven Bell, President, for the term beginning January 2002 and expiring December 2004. Mr. Bell's compensation is not directly tied to the Company's performance. The agreement states that annual base salary for Mr. Bell will be between $125,000 and $135,000 per year. Other key provisions of the contract include an agreement by Mr. Bell to keep confidential information secret both during and after employment by the Company and covenants not to compete with the Company for one year from the date of termination of employment. The contract also provides Mr. Bell with 75,000 stock options at market price, vested over a three year period.

      The Company maintains key man life insurance policies in the amount of $1,000,000 each on the lives of Steven Bell and Marvin Frieman, former Director. The Company is the beneficiary of these policies and has adopted a plan to pay fifty percent of all life insurance proceeds to the spouse or surviving children of each such individual.

      The Company also has a three year employment agreement, from January 2002 to December 2004, with James L. Mandel, Chief Executive Officer, the terms of which involve an annual base salary of $200,000 and a stock option of 300,000 shares at $1.50 per share, vested over a three year period. Mr. Mandel's job responsibilities involve developing company business plans, developing expansion and growth opportunities and directing other executive officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of April 22, 2004 with respect to each person known by the Company to be the beneficial owner of more than 5 percent of its common stock, each Director of the Company, and all officers and Directors of the Company, and all officers and Directors of the Company as a group. Except as indicated, each of the persons listed in the following table have sole voting and investment power with respect to the shares set forth opposite his name.

                                                    NUMBER OF SHARES(1)             PERCENT OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNERS               BENEFICIALLY OWNED              SHARES OUTSTANDING
-------------------------------------               ------------------              ------------------
Steven Bell                                         589,063(2)                      1.1%
9449 Science Center Drive
New Hope, MN 55428

Frank Bennett                                       89,600(3)                       Less than 1%
301 Carlson Parkway - Suite 120
Minnetonka, Minnesota  55305

Jonathan Dodge                                      70,100(4)                       Less than 1%
715 Florida Avenue South - Suite 402
Golden Valley, MN  55426

David Ekman                                         1,751,583(5)                    7.8%
2000 44th Street SW
Fargo, ND 58103

Eugene Harris                                       19,000(6)                       Less than 1%%
225 South Meramec - Suite 722
St. Louis, MO 63105

James L. Mandel                                     464,133(7)                      2.0%
9449 Science Center Drive
New Hope, MN 55428

Donald Miller                                       1,369,686(8)                    5.9%
1924 Cocoplum Way
Naples, FL  34105

David Weiss                                         122,726(9)                      Less than 1%
10829 Olive Blvd.
Suite 203
St. Louis, MO  63141

All Directors and executive                         4,475,891                       18.4%
officers as a group (eight persons)                 =========                       =====

1 The percentages are calculated on the basis of 22,291,599 shares of Vicom common stock outstanding. Shares of common stock not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of April 22, 2004 or within 60 days of such date are treated as outstanding when determining the number of shares beneficially owned by each person and the group and the percent of the class owned by each individual and the group. Unless otherwise indicated, each person named or included in the group has sole vesting and investment power with respect to the shares of common stock set forth opposite his or her name. Unless otherwise indicated, the information in the table does not include any stock options and / or warrants outstanding that cannot be exercised within 60 days of April 22, 2004.
2 Includes vested options to acquire 35,500 shares of common stock. Mr. Bell's Beneficial Ownership does include 31,250 shares of common stock owned by his spouse as to which Mr. Bell disclaims his beneficial ownership.
3     Includes vested options to purchase 69,600 shares of common stock.
4     Includes vested options to acquire 69,600 shares of common stock.
5     Includes vested options to purchase 150,500 shares of common stock.
6     Mr. Harris's beneficial ownership does include 19,000 shares owned by his spouse as to which Mr. Harris disclaims his beneficial ownership.
7     Includes vested options to purchase 300,500 shares of common stock.
8     Includes warrants and vested options to purchase 878,700 shares of common stock.
9     Includes vested options to purchase 69,600 shares of common stock.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     NUMBER OF SECURITIES REMAINING
                                    NUMBER OF SECURITIES TO BE     WEIGHTED AVERAGE EXERCISE          AVAILABLE FOR FUTURE ISSUANCE
                                     ISSUED UPON EXERCISE OF         PRICE OF OUTSTANDING              UNDER EQUITY COMPENSATION
                                  OUTSTANDING OPTIONS, WARRANTS      OPTIONS, WARRANTS AND            PLANS (EXCLUDING SECURITIES
                                            AND RIGHTS                      RIGHTS                      REFLECTED IN COLUMN (A))
------------------------------------------------------------------------------------------------------------------------------------
                                               (A)                            (B)                                  (C)
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                   2,500,000                        $1.81                               842,568
approved by security holders
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                   0                              0                                    0
approved by security holders (1)
------------------------------------------------------------------------------------------------------------------------------------
             TOTAL                          2,500,000                        $1.81                               842,568
------------------------------------------------------------------------------------------------------------------------------------

(1)

* The Company's Board has the authority to grant options and warrants to purchase shares of the Company's common stock outside of any equity compensation plans approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following is a summary of all significant related party transactions for the three years ended December 31, 2003.

      Rangeline Capital is an entity managed and co-owned by David Weiss, Director. In 2002 and 2003, Rangeline made equipment purchases from the Company. In both years, those purchases comprised less than 5% of Company annual revenues.

      VICOM and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013 and 9449 Science Center Drive, New Hope, Minnesota 55428. The Fargo office lease expires in 2017 and covers approximately 22,500 square feet. The Fargo base rent ranges from $21,577 to $24,360 per month. The New Hope office lease expires in 2006 and covers approximately 47,000 square feet. The New Hope base rent ranges from $16,000 to $17,653 per month. Both the New Hope and main Fargo leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities. Both offices have office, warehouse and training facilities. The main Fargo property is owned in part by David Ekman. The New Hope property was owned jointly by Steven Bell and Marvin Frieman prior to its sale in August, 2003 to an independent third party.

      Interest and dividend expense paid by VICOM to related parties was approximately $225,966 in 2003, $228,000 in 2002 and $3,000 in 2001. Related
parties include the Company's Chairman, Chief Executive Officer, President and the President's mother.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table details the fees paid to Virchow Krause for the years ended December 31, 2003 and 2002.

                                            2003                  2002
                                            ----                  ----
Audit Fees                                $60,929                $66,181
Audit-Related Fees                          2,150 (1)                750 (1)
Tax Fees                                   15,000 (2)             11,750 (2)
All Other Fees                              1,705 (3)                155 (3)
                                          -------                -------
Total                                     $79,784                $78,836
                                          =======                =======

      ---------
      (1)   Fees related to review of Form S-3 Filings.

      (2)   Fees related to VICOM corporate income tax filings

      (3)   Fees related to miscellaneous research projects.


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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      A. EXHIBITS

            See attached Index to Exhibits following signature page.

      B. FINANCIAL STATEMENT SCHEDULES

            Previously filed with Form 10-K filed on March 30, 2004.

      C. REPORTS ON FORM 8K

            1. A Form 8-K dated September 22, 2003 was filed September 24, 2003 announcing that certain purchasers made a $1.65 dollar investment in VICOM common stock.

            2. A Form 8-K dated December 11, 2003 and filed December 16, 2003 announcing that an institutional investor completed a $1.5 million investment in VICOM.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VICOM, INCORPORATED
                                           Registrant

Date: April 29, 2004                       By:  /s/ James L. Mandel
                                                -----------------------
                                                Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION

2.1 Asset Purchase Agreement and related documents with Enstar Networking Corporation dated December 31, 1998 (1)

2.2            Agreement and Plan of Merger with Ekman, Inc. dated
               December 29, 1999 (1)

3.1            Amended and Restated Articles of Incorporation of VICOM (1)

3.2            Restated Bylaws of VICOM (1)

3.3            Articles of Incorporation of Corporate Technologies, USA, Inc.(1)

4.1 Certificate of Designation of the Relative Rights, Restrictions and Preferences of 8% Class A Cumulative Convertible Preferred Stock and 10% Class B Cumulative Convertible Preferred Stock dated December 9, 1998 (1)

4.2            Form of Warrant Agreement (1)

4.3            Warrant Agreement with James Mandel dated December 29, 1999 (1)

4.4            Warrant Agreement with Marvin Frieman dated December 29, 1999 (1)

4.5            Warrant Agreement with Pierce McNally dated December 29, 1999 (1)

4.6            Warrant Agreement with Enstar, Inc. dated December 29, 1999 (1)

4.7            Warrant Agreement with David Ekman dated December 29, 1999 (1)

4.8 Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class C Cumulative Convertible Stock (2)

4.9 Certificate of Designation of the Relative Rights, Restrictions and Preferences of 14% Class D Cumulative Convertible Stock (2)

4.10 Certificate of Designation of the Relative Rights, Restrictions and Preferences of 15% Class E Cumulative Convertible Stock (2)

4.11           Securities Purchase Agreement Dated September 18, 2003 (6)

4.12           Secured Convertible Note Agreement (7)

4.13           Wholesale Services Agreement Dated March 4, 2004 (8)

5.1            Opinion of Steven M. Bell, Esq. (6)

10.1           VICOM Lease with Marbell Realty dated June 20, 1996 (1)

10.2           Employment Agreement with Marvin Frieman dated
               October 1, 1996 (1)

10.3           Employment Agreement with Steven Bell dated October 1, 1996 (1)

10.4           Employment Agreement with James Mandel dated August 14, 1998 (1)

10.5           VICOM Associate Agreement with NEC America, Inc. dated June 1999
               (1)

10.6           Loan Agreement with Wells Fargo dated June 17, 1999 (1)

10.7           Employment Agreement with David Ekman dated December 29, 1999 (1)

10.8           Debenture Loan Agreement with Convergent Capital dated March 9,
               2000 (1)

10.9 Corporate Technologies, USA, Inc. lease with David Ekman dated January 19, 2000 (1)

10.10 Amendment dated July 11, 2000 to debenture loan agreement with Convergent Capital dated March 9, 2000. (2)

10.11          Corporate Technologies agreement with Siemens dated December 14,
               2001 (4)

10.12          Note with Pyramid Trading, L.P. (4)

10.14          Employment Agreement of Steven M. Bell dated January, 1, 2002 (5)

10.15          Employment Agreement of James Mandel dated January 1, 2002 (5)

10.16          2000 Non-Employee Director Stock Compensation Plan (3)*

10.17          2000 Employee Stock Purchase Plan (3)*

10.18          Vicom Inc. 1999 Stock Compensation Plan (10)*

14             VICOM, Incorporate Code of Ethics for Senior Officers (10)

21.1           List of subsidiaries of the registrant (1)

23             Consent of Virchow, Krause & Company, LLP (9)

31.1           Rule 13a-14 (s) Certification of Chief Executive Officer - James
               Mandel (10)

31.2           Rule 13a-14 (s) Certification of Chief Financial Officer - Steven
               Bell (10)

32.1           Section 1350 of Sarbanes-Oxley Act of 2002 - James Mandel (10)

32.2           Section 1350of Sarbanes-Oxley Act of 2002 - Steven Bell (10)

99             Audit Committee Charter (9)

      ----------------
      (1) Previously filed as the same exhibit to the Registrant's Registration Statement on Form 10, as amended.

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

      (6) Previously filed as the same exhibit to Registrant's Form S-3 filed September 24, 2003.

      (7) Previously filed as the same exhibit to Registrant's Form 8-K filed December 16, 2003.

      (8) Previously filed as the same exhibit to Registrant's Form 8-K filed March 17,2004.

      (9) Previously filed with Form 10-K for year ended December 31, 2003 filed March 30, 2004.

      (10)  Filed herewith.

         *  Compensatory Plan