Form 10-Q
period 2004-03-31
VICOM INC
filed 2004-05-17
CIK 732412

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(MARK ONE)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDING MARCH 31, 2004
                                       OR
      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO COMMISSION FILE NUMBER 0 - 1325

                                    ---------

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

                             Yes |_|      No |X|

      On  May  10,  2004  there  were  22,847,212  shares   outstanding  of  the
registrant's common stock, par value $.01 per share, and 161,931 outstanding shares of the registrant's convertible preferred stock.

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended
                                                               ----------------------------
                                                                 March 31,       March 31,
                                                                   2004            2003
                                                               ------------    ------------
                                                                (unaudited)     (unaudited)

REVENUES ...................................................   $  5,747,474    $  5,871,762
COSTS AND EXPENSES
     Cost of products and services .........................      4,348,949       4,310,702
     Selling, general and administrative ...................      2,596,953       2,235,996
                                                               ------------    ------------
     Total Costs and Expenses ..............................      6,945,802       6,546,698

LOSS FROM OPERATIONS .......................................     (1,198,328)       (674,936)
OTHER EXPENSE
     Interest expense ......................................       (321,377)       (225,687)
     Other Income (expense) ................................          2,841         (65,496)
                                                               ------------    ------------
     Total Other Expense ...................................       (318,536)       (291,183)

LOSS BEFORE INCOME TAXES ...................................     (1,516,864)       (966,119)

PROVISION FOR INCOME TAXES .................................              0               0
                                                               ------------    ------------

NET LOSS ...................................................     (1,516,864)       (966,119)
Preferred Stock Dividends ..................................        (62,653)        (56,471)
                                                               ------------    ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...................   $ (1,579,517)   $ (1,022,590)
                                                               ============    ============

LOSS PER SHARE - BASIC AND DILUTED .........................   $       (.08)   $       (.08)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED ....     19,280,632      13,418,333

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                                                             March 31, 2004     December 31, 2003
                                                                            ----------------    ----------------
                                                                               (unaudited)          (audited)
                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents ............................................   $      1,602,593    $      2,945,960
   Certificate of deposit ...............................................            250,000             250,000
   Accounts receivable, net .............................................          2,039,841           1,658,114
   Inventories, net .....................................................          1,951,218           1,973,817
   Other Current Assets .................................................            103,152              96,550
                                                                            ----------------    ----------------
      TOTAL CURRENT ASSETS ..............................................          5,946,804           6,924,441
                                                                            ----------------    ----------------
PROPERTY AND EQUIPMENT, NET .............................................          3,369,071           3,589,704
                                                                            ----------------    ----------------
OTHER ASSETS
   Goodwill .............................................................          2,761,245           2,748,879
   Other ................................................................          1,039,508             639,861
                                                                            ----------------    ----------------
       TOTAL OTHER ASSETS ...............................................          3,800,753           3,388,740
                                                                            ----------------    ----------------
TOTAL ASSETS ............................................................   $     13,116,625    $     13,902,885
                                                                            ----------------    ----------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Checks issued in excess of cash in bank ..............................   $        142,775    $        147,398
   Wholesale line of credit .............................................          1,453,725             976,314
   Current portion of long term debt ....................................            919,032             998,813
   Current portion of note payable, stockholder .........................             88,080              81,554
   Current portion of capital lease obligations .........................             56,143              54,939
   Accounts payable .....................................................          1,663,419           1,771,699
   Accrued liabilities ..................................................          1,101,155           1,459,705
   Deferred service obligations and revenue .............................            332,255             315,227
                                                                            ----------------    ----------------
      TOTAL CURRENT LIABILITIES .........................................          5,756,584           5,805,649

LONG TERM DEBT, NET .....................................................          2,127,691           2,087,156
OTHER LONG TERM DEBT ....................................................            222,700                   0
NOTE PAYABLE, STOCKHOLDER, NET OF CURRENT PORTION .......................             16,576              32,837
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION .......................            128,329             142,898
                                                                            ----------------    ----------------
TOTAL LIABILITIES .......................................................          8,251,880           8,068,540
                                                                            ----------------    ----------------
MINORITY INTEREST IN SUBSIDIARY .........................................                  0              26,634
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
   8% Class A (27,931 shares issued and outstanding,
      $293,276 liquidation preference) ..................................            419,752             419,752
  10% Class B (8,700 shares issued and outstanding,
      $91,350 liquidation preference) ...................................             62,000              62,000
  10% Class C (125,400 shares issued and outstanding,
      $1,254,000 liquidation preference) ................................          1,611,105           1,611,105
  15% Class E (77,650 shares issued and outstanding,
      $776,500 liquidation preference) ..................................            438,964             438,964
  Common stock, no par value (19,450,294 and 19,036,805 shares issued;
  19,440,150 and 19,019,786 shares outstanding) .........................          8,230,982           7,726,505
  Stock subscriptions receivable ........................................           (415,085)           (418,085)
   Options and warrants .................................................         30,514,872          30,514,872
   Unamortized compensation .............................................            (88,136)           (217,210)
   Accumulated deficit ..................................................        (35,909,709)        (34,330,192)
                                                                            ----------------    ----------------
TOTAL STOCKHOLDERS' EQUITY ..............................................          4,864,745           5,807,711
                                                                            ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................   $     13,116,625    $     13,902,885
                                                                            ================    ================

            See notes to condensed consolidated financial statements.

                      VICOM, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003 (Unaudited)

                                                                                                           THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                     -----------        -----------
                                                                                                        2004                2003
                                                                                                     -----------        -----------
OPERATING ACTIVITIES
   Net loss ..................................................................................       $(1,516,864)       $  (966,119)
   Adjustments to reconcile net loss to net cash flows from operating activities
      Depreciation and amortization ..........................................................           363,327            214,132
      Amortization of deferred compensation ..................................................           112,641            120,190
      Amortization of original issue discount ................................................           188,979            114,616
      Common stock issued for services .......................................................            19,887            321,920
      Loss on sales of property and equipment ................................................                 0             74,137
      Interest receivable on stock subscription receivable ...................................                 0            (10,826)
      Changes in operating assets and liabilities:
        Accounts receivable, net .............................................................          (385,460)           (65,526)
        Inventories, net .....................................................................            22,599            (29,704)
        Other current assets .................................................................           (10,028)          (225,568)
        Other assets .........................................................................           (37,171)               600
        Wholesale line of credit .............................................................           477,411            187,910
        Accounts payable and accrued liabilities .............................................          (459,736)          (234,476)
        Deferred service obligations and revenue .............................................            17,028             26,029
                                                                                                     -----------        -----------
           Net cash flows from operating activities ..........................................        (1,207,387)          (472,685)
                                                                                                     -----------        -----------

INVESTING ACTIVITIES
   Purchases of property and equipment .......................................................           (39,659)           (92,285)
   Proceeds from sale of property and equipment ..............................................               151                  0
   Collections on notes receivable ...........................................................             3,000              5,000
                                                                                                     -----------        -----------
           Net cash flows from investing activities ..........................................           (36,508)           (87,285)
                                                                                                     -----------        -----------
FINANCING ACTIVITIES
   Checks issued in excess of cash in bank ...................................................            (4,623)                 0
   Payments on long term debt ................................................................           (31,867)           (53,260)
   Payments on capital lease obligations .....................................................           (19,723)           (20,474)
   Payments on note payable to stockholder ...................................................            (9,735)                 0
   Proceeds from issuance of stock and warrants ..............................................                 0            481,391
   Exercise of warrants ......................................................................                 0             78,130
   Redemption of preferred stock .............................................................                 0             (2,100)
   Preferred stock dividends .................................................................           (33,524)           (50,521)
                                                                                                     -----------        -----------
           Net cash flows from financing activities ..........................................           (99,472)           433,166
                                                                                                     -----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................................        (1,343,367)          (126,804)
CASH AND CASH EQUIVALENTS
   Beginning of period .......................................................................         2,945,960            540,375
                                                                                                     -----------        -----------
   End of period .............................................................................       $ 1,602,593        $   413,571
                                                                                                     -----------        -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest, net of amortization of original issue discount ....................           128,405        $   119,489
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of preferred stock for acquisition of assets .....................................                 0             76,500
   Issuance of common stock for acquisition of assets ........................................           274,800                  0
   Warrants issued with debt .................................................................                 0            208,447
   Conversion of preferred stock into common stock ...........................................                 0             40,000
   Current liabilities converted to stock ....................................................            36,223             92,514
   Conversion of notes payable into common stock .............................................           190,000            130,500
   Conversion of dividend into common stock ..................................................                 0              5,950
   Reduction of stock subscription receivable ................................................                 0              8,782
   Stock subscription receivable for issuance of common stock ................................                 0             40,000

            See notes to condensed consolidated financial statements

                      VICOM, INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             MARCH 31, 2004 and 2003

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenues and Cost Recognition
Vicom, Inc. and subsidiaries (the Company) earns revenues from five sources: 1) Video and computer technology products which are sold but not installed, 2) Voice, video and data communication products which are sold and installed, 3) Service revenues related to communication products which are sold and both installed and not installed, 4) MultiBand user charges to multiple dwelling units, and 5) MB USA user charges to timeshares.

Revenues from video and computer technology products, which are sold but not installed, are recognized when delivered and the customer has accepted the terms and has the ability to fulfill the terms. Product returns and customer discounts are netted against revenues.

Customer contracts for both the purchase and installation of voice and data networking technology products and certain video technologies products on one sales agreement, as installation of the product is essential to the functionality of the product. Revenues are recognized when the products are delivered and installed, and the customer has accepted the terms and has the ability to fulfill the terms.

Service revenues related to technology products including consulting, training and support are recognized when the services are provided. Service revenues are expected to account for less than 10% of total revenues for the year ending December 31, 2004. Service revenues were less than 10% of total revenues for the year ended December 31, 2003. The Company, if the customer elects, enters into equipment maintenance agreements for products sold once the original manufacturer's warranty has expired. Revenues from all equipment maintenance agreements are recognized on a straight-line basis over the terms of each contract. Costs for services are expensed as incurred.

MultiBand and MBUSA user charges are recognized as revenues in the period the related services are provided.

Warranty costs incurred on new product sales are substantially reimbursed by the equipment suppliers.

Intangible Assets
The Company amortizes a domain name acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts over the estimate useful of three years using the straight-line method. The Company began amortizing the customer cable lists over two to five years effective January 1, 2004.

Amortization of intangible assets was $91,454 and $8,732 for the three months ended March 31, 2004 and 2003, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2004, 2005, 2006, 2007, and 2008 is $302,473, $359,216, $91,314, $57,000 and $57,000, respectively.

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and was originally amortized using the straight-line method over ten years. Due to changes in accounting standards, the carrying value of goodwill is now reviewed annually to see if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill is reduced by the estimated shortfall of cash flows. The Company did not record any impairment charges related to goodwill during the three months ended March 31, 2004 and 2003.

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

Pursuant to APB No. 25 and related interpretations, $112,641 and $120,190 of compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended March 31, 2004 and 2003, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statements of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss attributable to common stockholders and basic and diluted loss per common share would have been increased to the pro forma amounts:

                                                          Three Months Ended
                                                              March 31
                                                     ---------------------------
                                                          2004           2003
                                                     ------------   ------------
Loss attributable to common stockholders             $(1,579,517)   $(1,022,590)
Pro forma loss attributable to common shares         $(1,708,825)   $(1,433,587)

Basic and diluted net loss per share:
   As reported                                       $     (0.08)   $     (0.08)
   Pro forma loss attributable to common shares      $     (0.09)   $     (0.11)

Stock-based compensation:
   As reported                                       $   112,641    $   120,190
   Proforma                                          $   129,308    $   410,997

In determining the compensation cost of the options granted during the three months ended March 31, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows for March 31:

                                        2004          2003
                                      --------      --------
Risk-free interest rate                  3.50%         3.00%
Expected life of options granted      10 years      10 years
Expected volatility range                 184%          170%
Expected dividend yield                     0%            0%

Net Loss per Share
Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and issued but not outstanding restricted stock during the three months ended March 31, 2004 and 2003 were anti-dilutive.

NOTE 3 - LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2004 and 2003, the Company incurred net losses of $1,516,864 and $966,119, respectively. At March 31, 2004, the Company had an accumulated deficit of $35,909,709. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned MultiBand projects however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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


NOTE 4 - STOCK WARRANTS

Stock warrants activity is as follows for the three months ended March 31, 2004:

                                                                   WEIGHTED
                                                  NUMBER OF         AVERAGE
                                                   WARRANTS      EXERCISE PRICE
                                               ---------------   ---------------
WARRANTS OUTSTANDING - DECEMBER 31, 2003             7,421,874              1.87
  GRANTED                                                    0                 0
  CANCELED OR EXPIRED                                        0                 0
  EXERCISED                                                  0                 0
                                               ---------------   ---------------
WARRANTS OUTSTANDING - MARCH 31, 2004                7,421,874              1.87
                                               ===============   ===============

There were no warrants granted during the three months ended March 31, 2004.


NOTE 5 - BUSINESS SEGMENTS

Following is Company business segment information for the three months ended March 31, 2004 and 2003

                                                       Multiband       Multiband
                                                        Business        Consumer
                                          Vicom         Services        Services          Total
                                      ------------    ------------    ------------    ------------
Quarter ended March 31, 2004
      Revenues                        $          0    $  5,066,929    $    680,545    $  5,747,474
      Loss from operations                (459,823)       (374,530)       (363,975)     (1,198,328)
      Identifiable assets                4,383,876       5,546,203       3,186,546      13,116,625
      Depreciation and amortization         17,979         114,090         231,258         363,327
      Capital expenditures                   6,690          26,834           6,135          39,659

Quarter ended March 31, 2003
      Revenues                        $          0    $  5,636,642    $    235,120    $  5,871,762
      Loss from operations                (406,421)        (54,894)       (213,621)       (674,936)
      Identifiable assets                3,318,261       5,182,571       1,911,580      10,412,412
      Depreciation and amortization         11,725         106,944          95,463         214,132
      Capital expenditures                       0          36,645          55,640          92,285

NOTE 6 - RELATED PARTIES

      The Company had revenues from companies that are associated with a director, who was elected to the board of directors during 2003, of approximately $0 and $17,000 for the months ended March 31, 2004 and 2003, respectively. In addition, the Company had accounts receivable outstanding from these companies of approximately $ 139,000 and $142,000 at March 31, 2004 and 2003, respectively.

NOTE 7- ACQUISITIONS

      In January 2004, the Company purchased the remaining 50% ownership in its Multiband USA, Inc, subsidiary, previously owned by Pace Telecommunications
(Pace) for 30,000 shares of Vicom, Inc. common stock valued at $39,000.

      On January 1, 2004, the Company entered into a stock purchase agreement with URON, Inc. (URON) to purchase all of the outstanding capital stock of URON for a total purchase price of 350,000 shares of the Company's common stock to be issued in installments as follows: a) 180,000 shares issued at closing, b) 170,000 shares held in escrow. The common shares were valued at fair market value on the date of agreement which was $1.31 per share for a purchase price of $458,500. The terms of the escrow are as follows: 50, 000 shares to be released upon URON providing the Company with documentation satisfactory to the Company of a release from a certain vendor or any related entity of all liabilities incurred to a certain vendor by URON; 120 shares to be released in 40,000 share increments upon the Company's receipt of distributable gross profits, generated by certain customers, in increments of $75,000 cash. The escrow shall be terminated 24 months after the date of the agreement and any shares not released will be rescinded to the Company. The Company must register all shares issued within one year from the date of issuance. The reason for the purchase of URON is to continue to expand the Company's services related to voice, data, and video services. The Company is acquiring the customer lists of URON and is amortizing them over their estimated useful lives of two years.

      The following unaudited pro forma condensed results of operations for the three months ended March 31, 2004 and 2003 give effect to the acquisition of URON as if such transactions had occurred on January 31, 2003.

      The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations.

                                    PROFORMA

                                                                            Proforma
                                              For the three months    For the three months
                                                  ended 3/31/04           ended 3/31/2003
                                              --------------------    --------------------
Revenues                                      $          5,747,474    $          5,919,723

Loss from Operations                          $         (1,198,328)   $           (666,515)

Net Loss                                      $         (1,516,864)   $           (957,698)

Loss Per Share - Basic and diluted            $               (.08)   $               (.07)

Weighted Average Shares Outstanding - Basic
and diluted                                             19,280,632              13,768,333

NOTE 8 - SUBSEQUENT EVENTS

      In April 2004, the Company purchased certain assets consisting of data and video subscribers and systems from Satellite Broadcasting Corporation and affiliates. The total purchase price for said assets was approximately $645,000.

      In April 2004, the Company purchased Minnesota Digital Universe, Inc (MDU) for approximately $7.7 million, half of which was paid in 2,000,000 Vicom, Inc., common stock, valued at $3,500,000, $1 million in cash and the balance in notes payable due quarterly in three quarterly payments starting in July 2004 with the total liability due by January 2005. With this acquisition, the Company purchased an agency agreement which the Company intends to amortize over a period of 73 months. MDU is a nationwide agent for DirecTV. MDU services nearly 40,000 video subscribers through a network of private cable operators spread across the United States. The Company believes this purchase will strengthen its overall position in the multi-dwelling unit marketplace by forming a direct relationship with DirecTV and by allowing the Company to develop new alliances and potential sales and marketing relationships with the aforementioned network of operators. The purchase also permits the Company to receive ongoing residual payments from DirecTV during the term of the master system operator agreement with DirecTV, which initially had approximately twenty five months remaining at the time of purchase. Proforma information with regards to this transaction was not available as of March 31, 2004.

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

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

      Vicom, Incorporated (Vicom) is a Minnesota corporation formed in September 1975. Vicom has two operating divisions: 1) Multiband Business Services (MBS, legally known as Corporate Technologies, USA, Inc dba Multiband), And Multiband Consumer Services (MCS), which encompasses the wholly owned subsidiary corporations, Multiband USA, Inc., URON, Inc. and Minnesota Digital Universe, Inc.

      Vicom completed an initial public offering in June 1984. In November 1992, Vicom became a non-reporting company under the Securities Exchange Act of 1934. In July 2000, Vicom regained its reporting company status. In December, 2000, Vicom stock began trading on the NASDAQ stock exchange under the symbol VICM.

      Vicom's website is located at: www.vicominc.net .

      As of March 31, 2004, MBS was providing telephone equipment and service to approximately 800 customers, with approximately 17,000 telephones in service. In addition, MBS provided computer products and services to approximately 1,800 customers. Telecommunications systems distributed by MBS are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

      MBS provides a full range of voice, data and video communications systems and service, system integrations, training and related communication sales and support activities for commercial, professional and institutional customers, most of which are located in Minnesota and North Dakota. MBS purchases products and equipment from NEC America, Inc. (NEC), Cisco Systems, Inc. (Cisco), Nortel Networks Corp (Nortel), Tadiran Telecommunicaitons, Inc. (Tadiran), and other manufacturers of communications and electronic products and equipment. MBS uses these products to design telecommunications and computer systems to fit its customers' specific needs and demands.

Numbers of Units/Customers

      At March 31, 2004, MCS had 10,384 subscribers using its services (1,144 using voice services, 5,735 using video services and 3,505 using internet services).

SELECTED CONSOLIDATED FINANCIAL DATA

                                     DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
                                                   THREE MONTHS ENDED
                                           --------------------------------
                                           March 31, 2004    March 31, 2003
                                             (unaudited)        (unaudited)
                                           --------------    --------------
REVENUES                                        100%              100%

COST OF PRODUCTS & SERVICES                    75.7%             73.4%

GROSS MARGIN                                   24.3%             26.6%

SELLING, GENERAL & ADMINISTRATIVE              45.2%             38.1%

OPERATING LOSS                                -20.9%            -11.5%
  INTEREST EXPENSE & OTHER, NET                -5.6%             -5.0%
LOSS BEFORE TAXES                             -26.5%            -16.5%
  INCOME TAX                                     0                 0
NET LOSS                                      -26.5%            -16.5%

The following table sets forth, for the period indicated, the gross margin percentages for Corporate Technologies USA, Inc. and MultiBand, Inc.

                                                 THREE MONTHS ENDED
                                        MARCH 31, 2004        MARCH 31, 2003
      GROSS MARGIN PERCENTAGES:
        MBS                                 19.0%                  25.2%
        MCS                                  5.3%                  1.4%

RESULTS OF OPERATIONS

Revenues

      Revenues decreased 2.1% to $5,747,474 in the quarter ended March 31, 2004, as compared to $5,871,762 for the quarter ended March 31, 2003.

      Revenues for (MBS) decreased 10.1% in the first quarter of fiscal 2004 to $5,066,929 as compared to $5,636,642 in the first quarter of fiscal 2003 primarily as a result of reduced spending by a few larger MBS customers. The Company is diversifying its customer base to add medium and small businesses and as a result the Company expects revenues will stabilize in future quarters.

      Revenues for MCS increased 189.4% to $680,545 as compared to $235,120 in the first quarter of fiscal 2003. This increase is due to expansion of MCS services to eight additional properties and the acquisition of URON cable services. Future expansion of MCS will be primarily through acquisitions financed with cash and equity which are expected to significantly increase quarterly revenues beginning in the second quarter.

Gross Margin

      The Company's gross margin decreased 6% or $162,435 to $1,398,625 for the quarter ended March 31, 2004 as compared to $1,561,060 for the similar quarter last year. For the quarter ended March 31, 2003, as a percent of total revenues, gross margin was 24.3% as compared to 26.6% for the similar period last year.

      Gross margin for MBS decreased by 26.2% to $1,092,476 for the quarter ended March 31, 2004, as compared to $1,479,587 in the first quarter of fiscal 2003 due to lower MBS sales and lower profits on those sales.

      Gross margin for MCS for the quarter ended March 31, 2004 increased 275.8% to $306,149 as compared to $81,473 in the first quarter of fiscal 2003 reflecting on the increase of revenue being billed. The Company expects a slight increase in its gross margin on a consolidated basis going forward due to an increased amount of subscriber revenues contained in the Company's overall revenue mix.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 16.1% to $2,596,953 in the quarter ended March 31, 2004, compared to $2,235,996 in the prior year quarter. This increase is primarily a result of increased expenses related to the addition of multiple properties in the MCS division. Selling, general and administrative expenses were, as a percentage of revenues, 45.2% for the quarter ended March 31, 2004 and 38.1% for the similar period a year ago.

Interest Expense

      Interest expense was $321,377 for the quarter ended March 31, 2004, versus $225,687 for the similar period a year ago, reflecting an increase in the Company's long term debt. Amortization of original issue discount was $188,979 and $114,616 for the three months ended March 31, 2004 and 2003.

Net Loss

      In the first quarter of fiscal 2004, the Company incurred a net loss of $1,516,864 compared to a net loss of $966,119 for the first fiscal quarter of 2003.

Liquidity and Capital Resources

      Available working capital, for the three months ended March 31, 2004 decreased significantly over the similar period last year. Accounts receivable and current portion of long term debt increased, while cash, inventories, accounts payable and accrued liabilities all decreased.

      The Company continues to face a very competitive environment in its MBS division which in the first quarter of 2004 produced both declining revenues and margins. The Company's MCS division continues to experience significant growth, primarily due to increased subscriber related recurring revenues acquired via various transactions previously mentioned herein. The Company expects its second quarter operating results to be favorably impacted by acquisitions completed in the first four months of 2004.

      The Company, between April 1, 2004 and January 1, 2005, is obligated to pay an additional $2.85 million to retire the notes payable related to its MDU Inc. acquisition. The Company as of March 31, 2004 did not have available cash on hand sufficient to retire said notes payable. The Company also continued to experience operating losses in the first quarter. Nonetheless, management of Vicom believes that, for the near future, cash generated by sales of stock, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. The Company believes the acquisitions completed in the first four months of 2004 will reduce Company operating losses due to anticipated operating income related to said acquisitions. The Company also believes, although it cannot guarantee, that it will, as it has done in prior periods, be able to continue to raise money for the purposes of financing acquisitions. However, significant continuation of the Company's subscriber build-out and subscriber acquisition programs are highly dependent on securing additional financing for future projects.

Capital Expenditures

      The Company used $39,659 for capital expenditures during the three months ended March 31, 2004, as compared to $92,285 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use. The Company anticipates that for the current fiscal year capital purchases will remain somewhat consistent with first quarter capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets
The Company's long-lived assets include property, equipment and leasehold improvements. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the three months ended March 31, 2004 and 2003, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill
We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three months ended March 31, 2004 and 2003, the Company did not record any impairment losses related to goodwill.

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

ITEM 4. CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, and its President and Chief Financial Officer, of the effectiveness of the Company's "disclosure controls and procedures" as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon that evaluation, the Company's Chief Executive Officer and its President and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is involved in legal actions in the ordinary course of business. However, as of March 31, 2004, Vicom was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

ITEM 2. ISSUANCE OF COMMON STOCK

      In the first quarter of 2004, Vicom Inc. issued common stock in connection with the acquisition of URON and Multiband USA, Inc. as itemized in Note 7 in the condensed footnotes herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
            31.1 Rule 13a-14(s) Certification of Chief Executive Officer - James Mandel
            31.2 Rule 13a-14(s) Certification of Chief Financial Officer - Steven Bell
            32.1 Section 1350 of Sarbanes-Oxley Act of 2002 - James Mandel and Steven Bell

      (b)   Reports on Form 8-K.
                  Filed March 17, 2004

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VICOM, INC.
                                        Registrant
Date: May 17, 2004                      By:

                                                      /s/ James L. Mandel
                                                     -----------------------
                                                          James L. Mandel
                                                     Chief Executive Officer

Date: May 17, 2004                      By:

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