Form 10-Q
period 2004-06-30
MULTIBAND CORP
filed 2004-08-18
CIK 732412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

(MARK ONE)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDING JUNE 30, 2004

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0 - 1325


                              MULTIBAND CORPORATION

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

                            www.multibandusa.com Internet

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

                                 Yes |_| No |X|

      On August 12, 2004 there were 25,687,670 shares outstanding of the registrant's common stock, par value $.01 per share, and 362,031 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                           MULTIBAND CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                Six Months Ended
                                                             June 30,        June 30,       June 30,         June 30,
                                                           ------------    ------------    ------------    ------------
                                                               2004            2003            2004            2003
                                                           ------------    ------------    ------------    ------------
                                                            (unaudited)     (unaudited)     (unaudited)     (unaudited)

REVENUES                                                   $  7,918,362    $  5,688,381    $ 13,665,836    $ 11,560,143

COSTS AND EXPENSES

     Cost of products and services                            5,445,895       3,914,420       9,794,744       8,225,122
     Selling, general and administrative                      2,401,641         874,057       4,532,260       4,029,363
     Depreciation and Amortization                            1,243,455       1,628,684       1,709,790         709,374
                                                           ------------    ------------    ------------    ------------
     Total Costs and Expenses                                 9,090,991       6,417,161      16,036,794      12,963,859

LOSS FROM OPERATIONS                                         (1,172,629)       (728,780)     (2,370,958)     (1,403,716)
OTHER EXPENSE
     Interest expense                                          (280,105)       (219,723)       (601,482)       (445,410)
     Other Income (expense)                                       1,260          15,232           4,101         (50,264)
                                                           ------------    ------------    ------------    ------------
     Total Other Expense                                       (278,845)       (204,491)       (597,381)       (495,674)
MINORITY INTEREST IN JOINT VENTURE                                    0          (1,393)              0          (1,393)

LOSS BEFORE INCOME TAXES                                     (1,451,474)       (934,664)     (2,968,339)     (1,900,783)

PROVISION FOR INCOME TAXES                                            0               0               0               0
                                                           ------------    ------------    ------------    ------------
NET LOSS                                                     (1,451,474)       (934,664)     (2,968,339)     (1,900,783)
Preferred Stock Dividends                                      (395,273)        (38,580)       (457,926)        (95,051)
                                                           ------------    ------------    ------------    ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                   $ (1,846,747)   $   (973,244)   $ (3,426,265)   $ (1,995,834)
                                                           ============    ============    ============    ============
LOSS PER SHARE - BASIC AND DILUTED                         $       (.06)   $       (.06)   $       (.14)   $       (.13)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED      22,689,301      15,068,424      20,984,967      14,247,937


            See notes to condensed consolidated financial statements


                                           MULTIBAND CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                            JUNE 30, 2004 AND DECEMBER 31, 2003
                                                                                        June 30,       December 31,
                                                                                          2004            2003
                                                                                      ------------    ------------
                                                                                       (unaudited)      (audited)
                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents ......................................................   $  1,514,779    $  2,945,960
   Certificate of deposit .........................................................        250,000         250,000
   Accounts receivable, net .......................................................      2,929,708       1,658,114
   Inventories, net ...............................................................      1,554,474       1,973,817
   Other Current Assets ...........................................................        121,968          96,550
                                                                                      ------------    ------------
      TOTAL CURRENT ASSETS ........................................................      6,370,928       6,924,441
                                                                                      ------------    ------------
PROPERTY AND EQUIPMENT, NET .......................................................      3,897,363       3,589,704
                                                                                      ------------    ------------
OTHER ASSETS
   Goodwill .......................................................................      2,761,245       2,748,879
   Intangible assets ..............................................................     17,352,854         503,625
   Other ..........................................................................        131,985         136,236
                                                                                      ------------    ------------

       TOTAL OTHER ASSETS .........................................................     20,246,084       3,388,740
                                                                                      ------------    ------------
TOTAL ASSETS ......................................................................   $ 30,514,375    $ 13,902,885
                                                                                      ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Checks issued in excess of cash in bank ........................................   $    355,055    $    147,398
   Wholesale line of credit .......................................................      1,256,867         976,314
   Short term debt.................................................................      2,900,000               0
   Current portion of long term debt ..............................................        821,349         998,813
   Current portion of note payable, stockholder ...................................              0          81,554
   Current portion of capital lease obligations ...................................         56,975          54,939
   Accounts payable ...............................................................      1,985,876       1,771,699
   Accrued liabilities ............................................................      3,512,978       1,459,705
   Deferred service obligations and revenue .......................................        339,615         315,227
                                                                                      ------------    ------------

      TOTAL CURRENT LIABILITIES ...................................................     11,228,715       5,805,649

LONG TERM DEBT, NET ...............................................................      5,290,879       2,087,156

OTHER LONG TERM DEBT ..............................................................        222,700               0
NOTE PAYABLE, STOCKHOLDER, NET OF CURRENT PORTION .................................         64,421          32,837
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION .................................        290,191         142,898
                                                                                      ------------    ------------
TOTAL LIABILITIES .................................................................     17,096,906       8,068,540
                                                                                      ------------    ------------
MINORITY INTEREST IN SUBSIDIARY ...................................................              0          26,634
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
   8% Class A (27,931 shares issued and outstanding, $293,276 liquidation
preference) .......................................................................        419,752         419,752
  10% Class B (8,700 shares issued and outstanding, $91,350 liquidation preference)         62,000          62,000
  10% Class C (125,400 shares issued and outstanding, $1,254,000 liquidation
preference) .......................................................................      1,611,105       1,611,105
  15% Class E (0 and 77,650 shares issued and outstanding,) .......................              0         438,964
  10% Class F (200,000 and 0 shares issued and outstanding, $2,000,000
liquidation preference) ...........................................................      2,000,000               0
  Common stock, no par value (25,186,758 and 19,036,805 shares issued;
  25,180,518 and 19,019,786 shares outstanding) ...................................     16,187,997       7,726,505
  Stock subscriptions receivable ..................................................       (371,415)       (418,085)
   Options and warrants ...........................................................     31,266,767      30,514,872
   Unamortized compensation .......................................................         (2,277)       (217,210)
   Accumulated deficit ............................................................    (37,756,459)    (34,330,192)
                                                                                      ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ........................................................     13,417,470       5,807,711
                                                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................   $ 30,514,375    $ 13,902,885
                                                                                      ============    ============


           See notes to condensed consolidated financial statements.

                   MULTIBAND CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             JUNE 30, 2004 and 2003

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenues and Cost Recognition
Multiband Corporation and subsidiaries (the Company) earns revenues from 6 sources: 1) Video and computer technology products which are sold but not installed, 2) Voice, video and data communication products which are sold and installed, 3) Service revenues related to communication products which are sold and both installed and not installed, 4) Multiband user charges to multiple dwelling units, 5) MB USA user charges to timeshares, 6) DirecTV fees.

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

Intangible Assets
The Company amortizes a domain name acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts over the estimate useful life of three years using the straight-line method. The Company began amortizing the customer cable lists over two to six years effective January 1, 2004. The Company is also amortizing the value of its DirecTV agent agreement obtained via MDU over a 73 month period beginning April 2004. The Rainbow Satellite amortization is over a period of 73 months.

Amortization of intangible assets was $969,185 and $8,732 for the three months ended June 30, 2004 and 2003, respectively. For the six month period ended June 30, 2004 and 2003, amortization on intangible assets was $1,163,648 and $17,464, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2004, 2005, 2006, 2007, and 2008 is $1,480,555, $3,177,832,
$2,942,079, $2,895,616 and $2,895,616, respectively.

AMORTIZATION TABLE

                                                          JUNE 30, 2004                    DECEMBER 31, 2003
                                              GROSS CARRYING      ACCUMULATED     GROSS CARRYING       ACCUMULATED
                                                  AMOUNT          AMOTIZATION         AMOUNT           AMOTIZATION
                                             ---------------------------------------------------------------------
Intangible assets subject to amortization
Florida Cable                                    300,000                 30,000        300,000                   0
URON                                             453,930                113,484              0                   0
Satellite Broadcasting                           457,576                 22,878              0                   0
Minnesota Digital                              9,551,831                392,541              0                   0
Rainbow Satellite                              7,043,641                 97,471              0                   0
Multiband Domain Name                             83,750                 47,458         83,750              39,083
MDU Subscriber rights                             60,042                  5,004              0                   0
Access contract-MBUSA                             60,000                 45,332         60,000              13,334
Debt issuance costs                              115,500                 19,248        115,500               3,208

Total                                        $18,126,270               $773,416     $  559,250            $ 55,625
                                             =====================================================================
Intangible assets not subject to
   amortization

Goodwill                                     $ 3,543,523               $782,278     $3,531,157            $782,278
                                             =====================================================================

Goodwill
Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and was originally amortized using the straight-line method over ten years. Due to changes in accounting standards, the carrying value of goodwill is now reviewed annually to see if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill is reduced by the estimated shortfall of cash flows. The Company did not record any impairment charges related to goodwill during the three or six months ended June 30, 2004 and 2003.

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

Pursuant to APB No. 25 and related interpretations, $99,774 and $120,191 of compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, $212,415 and $240,381 of compensation cost has been recognized. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statements of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss attributable to common stockholders and basic and diluted loss per common share would have been increased to the pro forma amounts:


                                                    Three Months Ended              Six Months Ended
                                                           June 30                       June 30
                                                     2004           2003           2004           2003
                                                  -----------    -----------    -----------    -----------

Loss attributable to common stockholders          $(1,846,747)   $  (973,244)   $(3,426,265)   $(1,995,834)
Pro forma loss attributable to common shares      $(2,212,473)   $(1,138,822)   $(3,921,299)   $(2,572,409)
Basic and diluted net loss per share:
   As reported                                    $      (.08)   $     (0.06)   $      (.16)   $     (0.14)
   Pro forma loss attributable to common shares   $      (.10)   $     (0.08)   $      (.19)   $     (0.18)

Stock-based compensation:
   As reported                                    $    99,774    $   120,191    $   212,415    $   240,381
   Pro forma                                      $   365,726    $   165,578    $   495,034    $   576,575


In determining the compensation cost of the options granted during the three months ended June 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows for June 30:


                                       Three Months Ended          Six Months Ended
                                              June 30                   June 30
                                         2004         2003         2004         2003
                                       --------     --------     --------     --------
Risk-free interest rate                   3.50%        3.62%        3.50%        3.31%
Expected life of options granted       10 years     10 years     10 years     10 years
Expected volatility range                  184%         170%         184%         170%
Expected dividend yield                      0%           0%           0%           0%



Net Loss per Share
Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and issued but not outstanding restricted stock during the three and six months ended June 30, 2004 and 2003 were anti-dilutive.

NOTE 3 - LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2004 and 2003, the Company incurred net losses of $2,968,339 and $1,900,783, respectively. At June 30, 2004, the Company had an accumulated deficit of $37,756,459. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned MultiBand projects however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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

NOTE 4 - STOCK WARRANTS

Stock warrants activity is as follows for the six months ended June 30, 2004.

                                                           WEIGHTED
                                                           AVERAGE
                                            NUMBER OF      EXERCISE
                                            WARRANTS         PRICE
                                            ---------      ---------
Warrants outstanding - December 31, 2003    7,421,874           1.87
  Granted                                     704,500           2.04
  Canceled or expired                               0              0
  Exercised                                  (475,503)          1.52
                                            ---------      ---------
Warrants outstanding - June 30, 2004        7,650,871           1.86
                                            =========      =========

The warrants granted during the six months ended June 30, 2004 were awarded for common stock and for services rendered.

NOTE 5 - BUSINESS SEGMENTS

Following is Company business segment information for the three months ended June 30, 2004 and 2003:

                                                           Multiband       Multiband
                                                            Business        Consumer
                                           Multiband        Services        Services        Total
                                         ------------    ------------    ------------    ------------
Quarter ended June 30, 2004
         Revenues                        $          0    $  5,074,651    $  2,843,711    $  7,918,362
         Income (Loss) from operations       (672,363)        (89,324)       (410,942)     (1,172,629)
         Identifiable assets                4,322,547       4,977,004      21,214,824      30,514,375
         Depreciation and amortization        379,826          92,788         770,851       1,243,455
         Capital expenditures                       0          71,807         106,961         178,768

Quarter ended June 30, 2003
         Revenues                        $          0    $  5,330,420    $    357,961    $  5,688,381
         Income (Loss) from operations       (502,859)         28,463        (254,384)       (728,780)
         Identifiable assets                3,627,690       5,711,347       2,955,839      12,294,876
         Depreciation and amortization         11,726         111,722         112,149         235,597
         Capital expenditures                       0         194,123          21,574         215,697


Following is Company business segment information for the six months ended June 30, 2004 and 2003:

                                                           Multiband     Multiband
                                                           Business      Consumer
                                           Multiband       Services      Services           Total
                                         ------------    ------------    ------------    ------------
Six months ended June 30, 2004
         Revenues                        $          0    $ 10,142,592    $  3,523,244    $ 13,665,836
         Loss from operations              (1,132,186)       (463,854)       (774,917)     (2,370,958)
         Identifiable assets                4,322,547       4,977,004      21,214,824      30,514,375
         Depreciation and amortization        500,814         206,868       1,002,108       1,709,790
         Capital expenditures                   6,690          98,641         113,096         218,427
Six months ended June 30, 2003
         Revenues                        $          0    $ 10,967,062    $    593,081    $ 11,560,143
         Loss from operations                (909,280)        (26,431)       (468,005)     (1,403,716)
         Identifiable assets                3,627,690       5,711,347       2,955,839      12,294,876
         Depreciation and amortization         23,451         218,666         207,612         449,729
         Capital expenditures                       0         230,768          77,214         307,982


NOTE 6 - RELATED PARTIES

      The Company had revenues from companies that are associated with a director, who was elected to the board of directors during 2003, of approximately $0 and $17,000 for the three and six months ended June 30, 2004 and 2003, respectively. In addition, the Company had accounts receivable outstanding from these companies of approximately $147,000 and $142,000 at June 30, 2004 and December 31, 2003, respectively.

NOTE 7- ACQUISITIONS

      In April 2004, the Company purchased certain assets consisting of data and video subscribers and systems from Satellite Broadcasting Corporation and affiliates (SBC). The total purchase price for said assets was approximately $645,000.

      On April 2, 2004, Multiband Corporation (the Company), f/k/a Vicom, Incorporated, completed its acquisition of Minnesota Digital Universe, Inc.
(MDU) for approximately 7.7 million dollars, half of which was paid for in Multiband Corporation common stock, valued at $1.75 per share, ($3,850,000), $1.1 million paid in cash and the balance in promissory notes due by January 2005. These notes are unsecured and bear no interest. The stock value was a negotiated price between Seller and Buyer. The consideration paid was based on the Company's analysis of likely future net incomes to be generated over a six year period by the acquired company. The cash was provided by funds the Company had previously raised in a private placement. The assets were acquired from Pace Electronics. Prior to the transaction, there was no material relationship between the owners of MDU and the Company other than the fact that Pace Electronics previously owned a 50% interest in a company subsidiary, Multiband
USA, Inc., which Vicom repurchased the remaining 50% of ownership from Pace Electronics in January 2004 for 30,000 shares of the Company's common stock valued at $39,000.

      With this acquisition, the Company became a nationwide agent for DirecTV. MDU services nearly 40,000 video subscribers through a network of private cable operators located throughout the United States. The purchase also permits the Company to receive ongoing residual payments from DirecTV, during the term of the master system operator agreement with DirecTV, which initially had approximately 25 months remaining at the time of purchase.

ALLOCATION OF PURCHASE PRICE-MDU AND RAINBOW

Total Cash/Stock Consideration                     14,519,999
Add: Transaction costs                              1,030,000
Add: Liabilities assumed                            1,912,153
                                                   ----------
Total Consideration                                17,462,152
Less tangible assets                                 (566,680)
Less goodwill                                               0
                                                   ----------
Intangible assets, net                             16,895,472
                                                   ==========

      MDU's results of operations for April, May, and June 2004 are included in the Company's income statement for the quarter ended June 30, 2004.

On July 9, 2004, Multiband (the Company) completed its acquisition, effective date June 1, 2004, of the outstanding membership interests of Rainbow Satellite Group, LLC (Rainbow), a provider of satellite television services to multi-dwelling units, for approximately 6.9 million dollars, two million of which was paid for in Multiband Preferred Stock, valued at $2.00 per share on a conversion formula to Multiband common stock, one million dollars of which was paid for in cash and the balance in promissory notes due by January 2005. These notes are unsecured and bear no interest. The stock value was a negotiated price between Buyer and Seller. In the event Multiband defaults in the payment of said promissory notes, the former owners of Rainbow have certain rights to repurchase the aforementioned membership interests for 20% less than any sums Multiband has paid prior to the date of default. The consideration paid was based on the Company's analysis of likely future net incomes to be generated over a six year period by the acquired Company. The cash was provided by funds Multiband had previously raised in a private placement. The aforementioned purchase price is subject to adjustment pursuant to the parties agreement if the number of Rainbow subscribers increases or decreases as of an adjustment date. The assets were acquired from the members/owners of Rainbow. Prior to the transaction, there was no material relationship between the owners of sellers and the Company.

With this acquisition, the effective date of which was June 1, 2004, the Company acquired over 16,000 video subscribers which are primarily located in California, Colorado, Texas, Florida, Illinois and New York. Rainbow's results of operations for June, 2004 are included in the Company's Statement of Operations for the quarter ended June 30, 2004.

A final determination of the required purchase accounting adjustments relating to the MDU and Rainbow acquisitions including the allocation of the purchase price to the asset required and liabilities assumed based on their respective fair values, had not yet been made.

      The following unaudited pro forma condensed results of operations for the three and six months ended June 30, 2004 and 2003 give effect to the acquisition of URON, MDU and Rainbow as if such transactions had occurred on January 1, 2003.

      The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations.

                                                                           2004                             2003
                                                               ----------------------------     ----------------------------
                                                                PRO FORMA                        PRO FORMA
                                                               CONSOLIDATED                     CONSOLIDATED
                                                               AS REPORTED      PRO FORMA       AS REPORTED      PRO FORMA
                                                                 PER I/S        DISCLOSED         PER I/S        DISCLOSED
                                                               ------------    ------------     ------------    ------------
THREE MONTHS - Ended June 30, 2004 and 2003
Revenues                                                       $  7,918,362    $  8,755,440     $  5,688,381    $  8,278,302
Loss from operations                                           $ (1,172,629)   $ (1,153,363)    $   (728,780)   $   (705,379)
Net loss                                                       $ (1,451,474)   $ (1,432,208)    $   (934,664)   $   (907,182)
Net loss per share - basic and diluted                         $       (.06)   $       (.06)    $       (.06)   $       (.06)
Weighted average shares outstanding - basic and diluted          22,689,301      22,689,301       15,068,424      15,068,424

                                                               CONSOLIDATED                     CONSOLIDATED
                                                               AS REPORTED      PRO FORMA       AS REPORTED      PRO FORMA
                                                                 PER I/S        DISCLOSED         PER I/S        DISCLOSED
                                                               ------------    ------------     ------------    ------------
SIX MONTHS - Ended June 30, 2004 and 2003
Revenues                                                       $ 13,665,836    $  1,616,537     $ 11,560,143    $ 16,468,213
Loss from operations                                           $ (2,370,958)   $ (2,335,047)    $ (1,403,716)   $ (1,304,110)
Net loss                                                       $ (2,968,339)   $ (2,968,239)    $ (1,900,783)   $ (1,793,159)
Net loss per share - basic and diluted                         $       (.14)   $       (.14)    $      (.013)   $      (.013)
Weighted average shares outstanding - basic and diluted          20,984,967      20,984,967       14,247,937      14,247,937


The unaudited pro forma results of operations for the three and six months ended June 30, 2004 and 2003 as a result of the SBC acquisition is not material to the historical financial statements.

NOTE 8 - SUBSEQUENT EVENT

      On August 9, 2004, Multiband Corporation (the Company) completed its acquisition of certain assets of 21st Century Satellite Communications, Inc.(MDU) for one million dollars, $333,333 of which was paid for in Company stock, valued at $1.60 per share, $250,000 of which was paid for in cash and the balance in equipment lease payments due by August 2007. The consideration paid was based on the Company's analysis of the value of the acquired video equipment and related video subscribers totaling approximately 5,000. The cash was provided by funds Vicom had previously raised in a private placement.

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

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

      Multiband Corporation (formerly named Vicom, Inc.) is a Minnesota corporation formed in September 1975. Multiband has two operating divisions: 1) Multiband Business Services (MBS, legally known as Corporate Technologies, USA, Inc dba Multiband), and Multiband Consumer Services (MCS), which encompasses the subsidiary corporations, Multiband USA, Inc., URON, Inc., Minnesota Digital Universe, Inc., and Rainbow Satellite Group, LLC.

      Multiband completed an initial public offering in June 1984. In November 1992, Multiband became a non-reporting company under the Securities Exchange Act of 1934. In July 2000, Multiband regained its reporting company status. In December, 2000, Multiband stock began trading on the NASDAQ stock exchange under the symbol VICM. In July, 2004, concurrent with the name change to Multiband Corporation, the Company's NASDAQ symbol changed to MBND.

      Multiband's website is located at: www.multibandusa.com.

      As of June 30, 2004, MBS was providing telephone equipment and service to approximately 800 customers, with approximately 17,000 telephones in service. In addition, MBS provided computer products and services to approximately 1,800 customers. Telecommunications systems distributed by MBS are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

      MBS provides a full range of voice, data and video communications systems and service, system integrations, training and related communication sales and support activities for commercial, professional and institutional customers, most of which are located in Minnesota and North Dakota. MBS purchases products and equipment from NEC America, Inc. (NEC), Cisco Systems, Inc. (Cisco), Nortel Networks Corp (Nortel), Tadiran Telecommunications, Inc. (Tadiran), and other manufacturers of communications and electronic products and equipment. MBS uses these products to design telecommunications and computer systems to fit its customers' specific needs and demands.

      MCS provides satellite television, local and long distance services and internet services to residents of multi-dwelling units (MDUs), such as apartment buildings and time share resorts. The Company obtains access agreements with the owners of MDU properties permitting us the rights to provide the aforementioned services.

      At June 30, 2004, MCS had 27,897 subscribers using its services (3,248 using voice services, 21,763 using video services and 2,886 using internet services).


SELECTED CONSOLIDATED FINANCIAL DATA

                                                       DOLLAR AMOUNTS AS A                      DOLLAR AMOUNTS AS A
                                                     PERCENTAGE OF REVENUES                    PERCENTAE OF REVENUES
                                                        THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                ---------------------------------        ----------------------------------
                                                June 30, 2004       June 30, 2003        June 30, 2004        June 30, 2003
                                                 (unaudited)         (unaudited)          (unaudited)          (unaudited)
                                                -------------       -------------        -------------        -------------
REVENUES                                            100%                100%                 100.%                 100%
COST OF PRODUCTS & SERVICES                         68.7%               68.8%                71.6%                71.2%
GROSS MARGIN                                        31.2%               31.2%                28.3%                28.8%
SELLING, GENERAL & ADMINISTRATIVE                   46.0%               44.0%                45.6%                41.0%
OPERATING LOSS                                     -14.1%              -12.8%                -17.3%               -12.1%
  INTEREST EXPENSE & OTHER, NET                     -3.5%               -3.6%                -4.3%                -4.3%
LOSS BEFORE TAXES                                  -18.3%              -16.4%                -21.7%               -16.4%
  INCOME TAX                                          0                   0                    0                    0
NET LOSS                                           -18.3%              -16.4%                -21.7%               -16.4%

The following table sets forth, for the period indicated, the gross margin percentages for Corporate Technologies USA, Inc. and MultiBand, Inc.

                                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                JUNE 30, 2004        JUNE 30, 2003        JUNE 30, 2004        JUNE 30, 2003
                                                -------------       -------------        -------------        -------------
GROSS MARGIN PERCENTAGES:
  MBS                                               25.7%                30.4%                23.6%                28.2%
  MCS                                               41.1%                43.6%                41.8%                55.65


RESULTS OF OPERATIONS

Revenues

      Revenues increased 39.2% to $7,918,362 in the quarter ended June 30, 2004, as compared to $5,688,381 for the quarter ended June 30, 2003.

      Revenues for (MBS) decreased 4.7% in the second quarter of fiscal 2004 to $5,075,663 as compared to $5,330,420 in the second quarter of fiscal 2003 primarily as a result of reduced spending by a few larger MBS customers. The Company is diversifying its customer base to add medium and small businesses and as a result the Company expects revenues will stabilize in future quarters.

      Revenues for MCS increased 694.1% to $2,842,699 as compared to $357,961 in the second quarter of fiscal 2003. This increase is due to expansion of MCS as a result of the acquisitions of MDU and Rainbow.

      Revenues for the six month period ended June 30, 2004  increased  18.2% to
$13,665,836   from  $11,560,143  for  the  same  period  in  2003,  due  to  the aforementioned increase in MCS revenues obtained via acquisitions.

Gross Margin

      The Company's gross margin increased 39.3% or $698,506 to $2,472,467 for the quarter ended June 30, 2004 as compared to $1,773,961 for the similar quarter last year. For the quarter ended June 30, 2003, as a percent of total revenues, gross margin was 31.5% as compared to 31.1% for the similar period last year.

      Gross margin for MBS decreased by 26.2% to $1,303,471 for the quarter ended June 30, 2004, as compared to $1,618,065 in the second quarter of fiscal 2003 due to lower MBS sales and lower profits on those sales.

      Gross margin for MCS for the quarter ended June 30, 2004 increased 649.5% to $1,168,996 as compared to $155,896 in the second quarter of fiscal 2003 reflecting on the increase of revenue being billed.

      For the six month period ended June 30, 2004, as a percent of total revenues, gross margin was 28.5% as compared to 28.8% for the same period in 2003. For the second half of fiscal year 2004, gross margin percentages are expected to remain constant or increase slightly as the company continues to enhance recurring subscriber revenues.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses including depreciation and amortization increased 45.6% to $3,645,096 in the quarter ended June 30, 2004, compared to $2,502,741 in the prior year quarter. This increase is primarily a result of increased operating and amortization expenses related to the purchase and addition of new MDU property assets in the MCS division. Selling, general and administrative expenses were, as a percentage of revenues, 46.0% for the quarter ended June 30, 2004 and 43.9% for the similar period a year ago.

      For the six month period ended June 30, 2004 these expenses increased 31.7% to $6,242,050 as compared to $4,738,737 for the six months ended June 30, 2003. As a percentage of revenues, selling, general and administrative expenses are 45.3% for the period ended June 30, 2004 as compared to 45.2% for the same period 2003.

Interest Expense

      Interest expense was $280,105 for the quarter ended June 30, 2004, versus $219,723 for the similar period a year ago, reflecting an increase in the Company's long term debt. Amortization of original issue discount was $133,572 and $85,364 for the three months ended June 30, 2004 and 2003. For the six months ended June 30, 2004 amortization of original issue discount was $312,041 and $199,980 in the same period last year.

      Interest expense was $601,482 for the six months ended June 30, 2004 and $445,410 for the same period last year. For the six months ended June 30, 2004 amortization of original discount was $322,551 and $199,980 in the same period last year.

Net Loss

      In the second quarter of fiscal 2004, the Company incurred a net loss of $1,451,474 compared to a net loss of $934,664 for the second fiscal quarter of 2003.

      For the six months ended June 30, 2004, the Company recorded a net loss of $2,968,339 as compared to $1,900,783 for the six months ended June 30, 2003.

Liquidity and Capital Resources

      Available working capital, at June 30, 2004 decreased significantly over the similar period last year primarily due to short term notes payable issued in the course of the second quarter acquisitions.

      The Company continues to face a very competitive environment in its MBS division which in the second quarter of 2004 produced both declining revenues and margins versus the same period a year ago. The Company's MCS division continues to experience significant growth, primarily due to increased subscriber related recurring revenues acquired via various transactions previously mentioned herein.

      The Company, between June 30, 2004 and January 1, 2005, is obligated to pay approximately $6.9 million to retire the notes payable related to its MDU Inc. and Rainbow acquisitions. The Company as of June 30, 2004 did not have available cash on hand sufficient to retire said notes payable. Nonetheless, management of Multiband believes that, for the near future, cash generated by sales of stock, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. The Company also believes, although it cannot guarantee, that it will continue to be able to raise money for the purposes of financing acquisitions. During the six months ended June 30, 2004, the Company raised approximately $3.1 million via sales of its common stock to accredited investors primarily for such purposes. In addition, for the quarter ended June 30, 2004, the Company achieved positive earnings before interest, taxes, depreciation, and amortization ("EBITDA") of $70,826.

      The Company, as is common in the cable and telecommunications industries, uses EBITDA as a measure of performance to demonstrate earnings exclusive of interest and non cash events. EBITDA is not, and should not be considered, an alternative to net income, income from operations, or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States. The most directly comparable accounting principles generally accepted in the United States of America reference in the Company's case is the removal of interest, depreciation, and amortization expenses. The following table reconciles Company EBITDA to our consolidated net loss as computed under GAAP.


                                                  THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                   2004                2003               2004                2003
                                                -----------         -----------        -----------         -----------
EBITDA                                          $    70,826           $(343,787)       $  (661,168)        $  (674,500)
Interest Expense, other                            (278,845)           (215,825)          (597,380)           (516,908)
Depreciation and Amortization                    (1,243,455)           (375,052)        (1,709,790)           (709,375)
                                                -----------         -----------        -----------         -----------
Net Loss                                        $(1,451,474)          $(934,664)       $(2,968,339)        $(1,900,783)
                                                ===========         ===========        ===========         ===========

Capital Expenditures

      The Company used $196,347 for capital expenditures during the six months ended June 30, 2004, as compared to $307,982 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use. The Company anticipates that for the second half of fiscal year 2004 capital purchases will remain somewhat consistent with first half capital expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets
The Company's long-lived assets include property, equipment and leasehold improvements. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the six months ended June 30, 2004 and 2003, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill
We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three and six months ended June 30, 2004 and 2003, the Company did not record any impairment losses related to goodwill.

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

ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

      Multiband is subject to interest rate variations related to its notes payable with Raibow and Laurus Master Fund Ltd., both of which have interest tied to the prime lending rate.

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

Internal Control Over Financial Reporting

      There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company is involved in legal actions in the ordinary course of business. However, as of June 30, 2004, Multiband was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

ITEM 2. ISSUANCE OF COMMON AND PREFERRED STOCK

      The Company, during the second quarter, issued 1,650,000 common shares to various accredited investors for net proceeds of approximately $3.1 million. The securities were offered and sold by the Company in reliance upon the exemptions provided under Section 4(2) of the Securities Act relating to sales not involving any public offering, and/or Rule 506 of Regulation D under the Securities Act.

      In the second quarter of 2004, the Company issued common and preferred stock in connection with the acquisitions as itemized in Note 7 in the condensed footnotes herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) An annual meeting of Vicom (now Multiband Corporation) shareholders was held on June 17, 2004. There were present or present by proxy at the meeting 12,438,122 votes, the majority necessary to hold a quorum.

      (b) The meeting resulted in the following votes related to the following proxy items:

                  1. Election of Directors:

         Steven Bell                Frank Bennett            Jonathan Dodge
         David Ekman                Eugene Harris            James Mandel
         Donald Miller              David Weiss


                                               For                   Against           Abstain
         Ekman                              12,368,122                70,000               0
         Bennett                            12,368,122                70,000               0
         Mandel                             12,366,872                70,000               0
         Bell                               12,436,872                 1,250               0
         Miller, Dodge, Harris, Weiss       12,438,122                     0               0


                 2. To approve an amendment to Vicom's 1999 Employee Stock Compensation Plan to increase the total number of stock shares reserved for awards to employees under the Plan from
                     1.8 million to 4.3 million.

                          For               Against          Abstain
                          12,102,441        328,181          7,500

                 3. To approve an amendment to Vicom's 2000 Non-Employee Director Stock Compensation Plan to increase the total number of stock shares reserved for awards to Directors under the Plan from 300,000 to 800,000.

                          For               Against          Abstain
                          12,094,229        338,008          5,885

                 4. To approve an amendment to Vicom's bylaws to lower the percentage of the outstanding shares needed to achieve a quorum for a shareholder meeting from 50.1% to 34%.

                          For               Against          Abstain
                          12,078,698        290,206          69,218

                 5. To approve an amendment to the Company's Articles of Incorporation to change the Company's name from VICOM, Incorporated to Multiband Corporation.

                          For               Against          Abstain
                          12,436,171        0                1,951

                 6.  To   approve  an   amendment   to   Vicom's   Articles   of
                     Incorporation to increase the authorized number of Vicom shares from 50 million to 100 million.

                          For               Against          Abstain
                          12,043,941        313,181          81,000

                 7. Ratify the election of Virchow, Krause & Company, LLP as independent auditors of the Company for Fiscal Year 2003.

                           For               Against          Abstain
                           11,438,122        0                1 million


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

  31.1 Rule 13a-14(s) Certification of Chief Executive Officer - James Mandel
  31.2 Rule 13a-14(s) Certification of Chief Financial Officer - Steven Bell
  32.1 Section 1350 of Sarbanes-Oxley Act of 2002 - James Mandel and Steven Bell

   (b)   Reports on Form 8-K. Filed June 9, 2004

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MULTIBAND CORPORATION
                                Registrant

Date: August 18, 2004           By:
                                   -----------------------
                                   /s/ James L. Mandel
                                   Chief Executive Officer

Date: August 18, 2004           By:
                                   -----------------------
                                   /s/ Steven M. Bell
                                   Chief Executive Officer
                                   (Principal Financial and Accounting Officer)