Form 10-Q/A
period 2004-06-30
MULTIBAND CORP
filed 2004-08-19
CIK 732412

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

                                           MULTIBAND CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended                Six Months Ended
                                                             June 30,        June 30,       June 30,         June 30,
                                                           ------------    ------------    ------------    ------------
                                                               2004            2003            2004            2003
                                                           ------------    ------------    ------------    ------------
                                                            (unaudited)     (unaudited)     (unaudited)     (unaudited)

REVENUES                                                   $  7,918,362    $  5,688,381    $ 13,665,836    $ 11,560,143

COSTS AND EXPENSES

     Cost of products and services                            5,445,895       3,914,420       9,794,744       8,225,122
     Selling, general and administrative                      2,401,641       2,127,689       4,532,260       4,029,363
     Depreciation and Amortization                            1,243,455         375,052       1,709,790         709,374
                                                           ------------    ------------    ------------    ------------
     Total Costs and Expenses                                 9,090,991       6,417,161      16,036,794      12,963,859

LOSS FROM OPERATIONS                                         (1,172,629)       (728,780)     (2,370,958)     (1,403,716)
OTHER EXPENSE
     Interest expense                                          (280,105)       (219,723)       (601,482)       (445,410)
     Other Income (expense)                                       1,260          15,232           4,101         (50,264)
                                                           ------------    ------------    ------------    ------------
     Total Other Expense                                       (278,845)       (204,491)       (597,381)       (495,674)
MINORITY INTEREST IN JOINT VENTURE                                    0          (1,393)              0          (1,393)

LOSS BEFORE INCOME TAXES                                     (1,451,474)       (934,664)     (2,968,339)     (1,900,783)

PROVISION FOR INCOME TAXES                                            0               0               0               0
                                                           ------------    ------------    ------------    ------------
NET LOSS                                                     (1,451,474)       (934,664)     (2,968,339)     (1,900,783)
Preferred Stock Dividends                                      (395,273)        (38,580)       (457,926)        (95,051)
                                                           ------------    ------------    ------------    ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                   $ (1,846,747)   $   (973,244)   $ (3,426,265)   $ (1,995,834)
                                                           ============    ============    ============    ============
LOSS PER SHARE - BASIC AND DILUTED                         $       (.06)   $       (.06)   $       (.14)   $       (.13)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED      22,689,301      15,068,424      20,984,967      14,247,937


            See notes to condensed consolidated financial statements


                                           MULTIBAND CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                            JUNE 30, 2004 AND DECEMBER 31, 2003
                                                                                        June 30,       December 31,
                                                                                          2004            2003
                                                                                      ------------    ------------
                                                                                       (unaudited)      (audited)
                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents ......................................................   $  1,514,779    $  2,945,960
   Certificate of deposit .........................................................        250,000         250,000
   Accounts receivable, net .......................................................      2,929,708       1,658,114
   Inventories, net ...............................................................      1,554,474       1,973,817
   Other Current Assets ...........................................................        121,968          96,550
                                                                                      ------------    ------------
      TOTAL CURRENT ASSETS ........................................................      6,370,928       6,924,441
                                                                                      ------------    ------------
PROPERTY AND EQUIPMENT, NET .......................................................      3,897,363       3,589,704
                                                                                      ------------    ------------
OTHER ASSETS
   Goodwill .......................................................................      2,761,245       2,748,879
   Intangible assets, net .........................................................     17,352,854         503,625
   Other ..........................................................................        131,985         136,236
                                                                                      ------------    ------------

       TOTAL OTHER ASSETS .........................................................     20,246,084       3,388,740
                                                                                      ------------    ------------
TOTAL ASSETS ......................................................................   $ 30,514,376    $ 13,902,885
                                                                                      ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Checks issued in excess of cash in bank ........................................   $    355,055    $    147,398
   Wholesale line of credit .......................................................      1,256,867         976,314
   Short term debt.................................................................      6,119,999               0
   Current portion of long term debt ..............................................        821,349         998,813
   Current portion of note payable, stockholder ...................................              0          81,554
   Current portion of capital lease obligations ...................................         56,975          54,939
   Accounts payable ...............................................................      1,985,876       1,771,699
   Accrued liabilities ............................................................      3,512,978       1,459,705
   Deferred service obligations and revenue .......................................        339,615         315,227
                                                                                      ------------    ------------

      TOTAL CURRENT LIABILITIES ...................................................     14,448,714       5,805,649

LONG TERM DEBT, NET ...............................................................      2,070,880       2,087,156

OTHER LONG TERM DEBT ..............................................................        222,700               0
NOTE PAYABLE, STOCKHOLDER, NET OF CURRENT PORTION .................................         64,421          32,837
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION .................................        290,191         142,898
                                                                                      ------------    ------------
TOTAL LIABILITIES .................................................................     17,096,906       8,068,540
                                                                                      ------------    ------------
MINORITY INTEREST IN SUBSIDIARY ...................................................              0          26,634
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
   8% Class A (27,931 shares issued and outstanding, $293,276 liquidation
preference) .......................................................................        419,752         419,752
  10% Class B (8,700 shares issued and outstanding, $91,350 liquidation preference)         62,000          62,000
  10% Class C (125,400 shares issued and outstanding, $1,254,000 liquidation
preference) .......................................................................      1,611,105       1,611,105
  15% Class E (0 and 77,650 shares issued and outstanding,) .......................              0         438,964
  10% Class F (200,000 and 0 shares issued and outstanding, $2,000,000
liquidation preference) ...........................................................      2,000,000               0
  Common stock, no par value (25,186,758 and 19,036,805 shares issued;
  25,180,518 and 19,019,786 shares outstanding) ...................................     16,187,997       7,726,505
  Stock subscriptions receivable ..................................................       (371,415)       (418,085)
   Options and warrants ...........................................................     31,266,767      30,514,872
   Unamortized compensation .......................................................         (2,277)       (217,210)
   Accumulated deficit ............................................................    (37,756,459)    (34,330,192)
                                                                                      ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ........................................................     13,417,470       5,807,711
                                                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................   $ 30,514,376    $ 13,902,885
                                                                                      ============    ============


           See notes to condensed consolidated financial statements.


                                          MULTIBAND CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             FOR SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (Unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                      JUNE 30, (UNAUDITED)
                                                                                      2004           2003
                                                                                   -----------    -----------
OPERATING ACTIVITIES
   Net loss ....................................................................   $(2,968,339)   $(1,900,783)
   Adjustments to reconcile net loss to net cash flows from operating activities
      Depreciation and amortization ............................................     1,531,783        449,729
      Amortization of deferred compensation ....................................       197,487        240,381
      Amortization of original issue discount ..................................       348,178        199,980
      Common stock issued for services .........................................        19,887        321,920
      Loss on sales of property and equipment ..................................             0         76,269
      Interest receivable on stock subscription receivable .....................             0        (10,272)
      Minority interest in subsidiary...........................................             0          1,393
      Changes in operating assets and liabilities:
        Accounts receivable, net ...............................................    (1,243,338)      (241,014)
        Inventories, net .......................................................       419,343       (541,581)
        Other current assets ...................................................        15,931       (107,742)
        Other assets ...........................................................       (36,980)          (801)
        Wholesale line of credit ...............................................       280,533        (31,082)
        Accounts payable and accrued liabilities ...............................      (106,407)       283,974
        Deferred service obligations and revenue ...............................        24,388        (11,352)
                                                                                   -----------    -----------
           Net cash flows from operating activities ............................    (1,517,424)    (1,270,981)
                                                                                   -----------    -----------
INVESTING ACTIVITIES
   Purchases of property and equipment .........................................      (240,413)      (307,982)
   Purchase of Satellite Broadcasting Corporation ..............................      (187,424)             0
   Purchase of Minnesota Digital Universe Inc. .................................    (1,100,000)             0
   Purchase of Rainbow Satellite Group LLC .....................................    (1,000,000)             0
   Payment for investment in subsidiary ........................................             0        (64,878)
   Proceeds from sale of property and equipment ................................           649          6,145
   Collections on notes receivable .............................................         5,320          5,000
                                                                                   -----------    -----------
           Net cash flows from investing activities ............................    (2,521,868)      (361,715)
                                                                                   -----------    -----------
FINANCING ACTIVITIES
   Checks issued in excess of cash in bank .....................................       324,037              0
   Payments on long term debt ..................................................      (701,308)       (97,896)
   Payments on capital lease obligations .......................................       (38,093)       (47,344)
   Proceeds from issuance of long term debt ....................................             0        133,726
   Payments on note payable to stockholder .....................................       (49,970)             0
   Proceeds from issuance of stock and warrants ................................     2,724,965      1,917,998
   Exercise of warrants ........................................................       390,279        199,530
   Redemption of preferred stock ...............................................             0         (2,100)
   Preferred stock dividends ...................................................       (41,799)       (40,080)
                                                                                   -----------    -----------
           Net cash flows from financing activities ............................     2,608,111      2,063,834
                                                                                   -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................    (1,431,180)       431,138
CASH AND CASH EQUIVALENTS
   Beginning of period .........................................................     2,945,960        540,375
                                                                                   -----------    -----------
   End of period ...............................................................   $ 1,514,779    $   971,513
                                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest, net of amortization of original issue discount ......       249,471        259,391
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of preferred stock for acquisition of assets .......................             0         76,500
   Issuance of common stock for acquisition of assets MBUSA and URON............       274,800              0
   Warrants issued with debt ...................................................             0        208,447
   Conversion of preferred stock and accrued dividends into common stock .......             0         40,000
   Current liabilities converted to stock ......................................        48,001        173,148
   Conversion of notes payable into common stock .......... ....................       510,908        522,000
   Conversion of dividend into common stock ....................................        78,591         54,971
   Reduction of stock subscription receivable ..................................             0         17,852
   Issuance of common stock for acquisition of assets-MDU and SBC .............      4,120,152              0
   Issuance of preferred stock for acquisition of assets-Rainbow ..............      2,000,000              0
   Common stock issued for services ............................................       307,571              0
   Stock subscription receivable for issuance of common stock ..................             0         40,000
   Issuance of common stock for acquisition of assets- SBC ............. ......        270,152              0
   Issuance of common stock and notes payable for acquisition of assets-MDU....      6,600,000              0
   Issuance of preferred stock and notes payable for acquisition
   of assets-Rainbow .............. ...........................................      6,519,999              0



            See notes to condensed consolidated financial statements

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

Intangible Assets
The Company amortizes a domain name acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts over the estimate useful life of three years using the straight-line method. The Company began amortizing the customer cable lists over two to six years effective January 1, 2004. The Company is also amortizing the value of its DirecTV agent agreement obtained via MDU over a 73 month period beginning April 2004. The Rainbow Satellite amortization is over a period of 72 months.

Amortization of intangible assets was $969,185 and $8,732 for the three months ended June 30, 2004 and 2003, respectively. For the six month period ended June 30, 2004 and 2003, amortization on intangible assets was $1,163,648 and $17,464, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2004, 2005, 2006, 2007, and 2008 is $1,505,559, $3,217,848,
$2,968,762, $2,910,622 and $2,895,616, respectively.

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

During the six months ended June 30, 2004, the Company had 171,500 warrants exercised as cashless.

NOTE 5 - BUSINESS SEGMENTS

Following is Company business segment information for the three months ended June 30, 2004 and 2003:

                                                           Multiband       Multiband
                                                            Business        Consumer
                                           Multiband        Services        Services        Total
                                         ------------    ------------    ------------    ------------
Quarter ended June 30, 2004
         Revenues                        $          0    $  5,074,651    $  2,843,711    $  7,918,362
         Income (Loss) from operations       (672,363)        (89,324)       (410,942)     (1,172,629)
         Identifiable assets                4,322,547       4,977,004      21,214,824      30,514,376
         Depreciation and amortization        389,663          92,788         770,851       1,253,302
         Capital expenditures                       0          71,807         128,947         200,754

Quarter ended June 30, 2003
         Revenues                        $          0    $  5,330,420    $    357,961    $  5,688,381
         Income (Loss) from operations       (502,859)         28,463        (254,384)       (728,780)
         Identifiable assets                3,627,690       5,711,347       2,955,839      12,294,876
         Depreciation and amortization         11,726         111,722         112,149         235,597
         Capital expenditures                       0         194,123          21,574         215,697


Following is Company business segment information for the six months ended June 30, 2004 and 2003:

                                                           Multiband     Multiband
                                                           Business      Consumer
                                           Multiband       Services      Services           Total
                                         ------------    ------------    ------------    ------------
Six months ended June 30, 2004
         Revenues                        $          0    $ 10,142,592    $  3,523,244    $ 13,665,836
         Loss from operations              (1,132,186)       (463,854)       (774,917)     (2,370,958)
         Identifiable assets                4,322,547       4,977,004      21,214,824      30,514,375
         Depreciation and amortization        520,294         206,868       1,002,108       1,729,270
         Capital expenditures                   6,690          98,641         135,082         240,413
Six months ended June 30, 2003
         Revenues                        $          0    $ 10,967,062    $    593,081    $ 11,560,143
         Loss from operations                (909,280)        (26,431)       (468,005)     (1,403,716)
         Identifiable assets                3,627,690       5,711,347       2,955,839      12,294,876
         Depreciation and amortization         23,451         218,666         207,612         449,729
         Capital expenditures                       0         230,768          77,214         307,982


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

On July 9, 2004, Multiband (the Company) completed its acquisition, which had an effective date of June 1, 2004, of the outstanding membership interests of Rainbow Satellite Group, LLC (Rainbow), a provider of satellite television services to multi-dwelling units, for approximately 6.9 million dollars, two million of which was paid for in Multiband Preferred Stock, valued at $2.00 per share on a conversion formula to Multiband common stock, one million dollars of which was paid for in cash and the balance in promissory notes due by January 2005. These notes are unsecured and bear no interest. The stock value was a negotiated price between Buyer and Seller. In the event Multiband defaults in the payment of said promissory notes, the former owners of Rainbow have certain rights to repurchase the aforementioned membership interests for 20% less than any sums Multiband has paid prior to the date of default. The consideration paid was based on the Company's analysis of likely future net incomes to be generated over a six year period by the acquired Company. The cash was provided by funds Multiband had previously raised in a private placement. The aforementioned purchase price is subject to adjustment pursuant to the parties agreement if the number of Rainbow subscribers increases or decreases as of an adjustment date. The assets were acquired from the members/owners of Rainbow. Prior to the transaction, there was no material relationship between the owners of sellers and the Company.

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

      Revenues for (MBS) decreased 4.7% in the second quarter of fiscal 2004 to $5,074,651 as compared to $5,330,420 in the second quarter of fiscal 2003 primarily as a result of reduced spending by a few larger MBS customers. The Company is diversifying its customer base to add medium and small businesses and as a result the Company expects revenues will stabilize in future quarters.

      Revenues for MCS increased 694.1% to $2,843,711 as compared to $357,961 in the second quarter of fiscal 2003. This increase is due to expansion of MCS as a result of the acquisitions of MDU and Rainbow.

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

Interest Expense

      Interest expense was $280,105 for the quarter ended June 30, 2004, versus $219,723 for the similar period a year ago, reflecting an increase in the Company's long term debt. Amortization of original issue discount was $159,199 and $85,364 for the three months ended June 30, 2004 and 2003. For the six months ended June 30, 2004 amortization of original issue discount was $348,178 and $199,980 in the same period last year.

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


                                                  THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                   2004                2003               2004                2003
                                                -----------         -----------        -----------         -----------
EBITDA                                          $    70,826           $(353,728)       $  (661,168)        $  (674,500)
Interest Expense and other                         (278,845)           (205,884)          (597,380)           (516,908)
Depreciation and Amortization                    (1,243,455)           (375,052)        (1,709,790)           (709,375)
                                                -----------         -----------        -----------         -----------
Net Loss                                        $(1,451,474)          $(934,664)       $(2,968,339)        $(1,900,783)
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

                                MULTIBAND CORPORATION
                                Registrant

Date: August 19, 2004           By:
                                   -----------------------
                                   /s/ James L. Mandel
                                   Chief Executive Officer

Date: August 19, 2004           By:
                                   -----------------------
                                   /s/ Steven M. Bell
                                   Chief Executive Officer
                                   (Principal Financial and Accounting Officer)