Form 10-Q
period 2004-09-30
MULTIBAND CORP
filed 2004-11-19
CIK 732412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDING SEPTEMBER 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0 - 1325

                                   -----------

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

                                 Yes |_| No |X|

         On November 12, 2004 there were 25,773,767 shares outstanding of the registrant's common stock, par value $.01 per share, and 369,531 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended              Nine Months Ended
                                                             ----------------------------    ----------------------------
                                                            September 30,    September 30,   September 30,   September 30,
                                                                 2004            2003            2004            2003
                                                             ------------    ------------    ------------    ------------
                                                             (unaudited)     (unaudited)     (unaudited)     (unaudited)

REVENUES                                                     $  9,068,758    $  6,283,365    $ 22,734,594    $ 17,843,508
COSTS AND EXPENSES
     Cost of products and services                              5,796,027       4,493,829      15,580,482      12,718,951
     Selling, general and administrative                        3,126,417       2,029,242       7,930,244       6,097,989
    Depreciation and amortization                               1,119,566         379,985       2,557,788       1,049,976
     Impairment of goodwill                                       527,879               0         527,879               0
                                                             ------------    ------------    ------------    ------------
     Total Costs and Expenses                                $ 10,569,889    $  6,903,056    $ 26,596,393    $ 19,866,916

LOSS FROM OPERATIONS                                           (1,501,131)       (619,691)     (3,861,799)     (2,023,408)
OTHER EXPENSE
     Interest expense                                            (347,647)       (202,958)       (949,129)       (648,368)
     Other Income (expense)                                        (2,815)         (6,513)         (9,003)        (56,777)
                                                             ------------    ------------    ------------    ------------
     Total Other Expense                                         (350,462)       (209,471)       (958,132)       (705,145)
MINORITY INTEREST IN JOINT VENTURE                                      0          (3,460)              0          (4,853)

LOSS BEFORE INCOME TAXES                                       (1,851,593)       (832,622)     (4,819,931)     (2,733,406)

PROVISION FOR INCOME TAXES                                              0               0               0               0
                                                             ------------    ------------    ------------    ------------
NET LOSS                                                       (1,851,593)       (832,622)     (4,819,931)     (2,733,406)
Preferred Stock Dividends                                         (83,714)        (43,301)       (541,640)       (135,353)
                                                             ------------    ------------    ------------    ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                     $ (1,935,307)   $   (875,923)   $ (5,361,571)   $ (2,868,759)
                                                             ============    ============    ============    ============
LOSS PER SHARE - BASIC AND DILUTED                           $       (.07)   $       (.05)   $       (.21)   $       (.18)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED        25,480,007      16,981,266      22,494,250      15,168,069

            See notes to condensed consolidated financial statements

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                                      September 30,   December 31,
                                                                                          2004            2003
                                                                                      ------------    ------------
                                                                                      (unaudited)      (audited)
                                       ASSETS
CURRENT ASSETS
   Cash and cash equivalents ......................................................   $    465,885    $  2,945,960
   Certificate of deposit .........................................................        250,000         250,000
   Accounts receivable, net .......................................................      3,752,302       1,658,114
   Inventories, net ...............................................................      1,363,698       1,973,817
   Other Current Assets ...........................................................         78,563          96,550
                                                                                      ------------    ------------
      TOTAL CURRENT ASSETS ........................................................      5,910,448       6,924,441
                                                                                      ------------    ------------

PROPERTY AND EQUIPMENT, NET .......................................................      4,269,736       3,589,704
                                                                                      ------------    ------------
OTHER ASSETS
   Goodwill .......................................................................      2,233,366       2,748,879
   Intangible assets, net .........................................................     17,270,536         503,625
   Other ..........................................................................        330,032         136,236
                                                                                      ------------    ------------
       TOTAL OTHER ASSETS .........................................................     19,833,934       3,388,740
                                                                                      ------------    ------------
TOTAL ASSETS ......................................................................   $ 30,014,118    $ 13,902,885
                                                                                      ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Checks issued in excess of cash in bank ........................................   $     32,969    $    147,398
   Wholesale line of credit .......................................................      1,069,359         976,314
   Short term debt ................................................................      5,849,906               0
   Current portion of long term debt ..............................................        637,254         998,813
   Current portion of note payable, stockholder ...................................         94,794          81,554
   Current portion of capital lease obligations ...................................        102,362          54,939
   Accounts payable ...............................................................      2,575,675       1,771,699
   Accrued liabilities ............................................................      3,700,035       1,459,705
   Deferred service obligations and revenue .......................................        413,360         315,227
                                                                                      ------------    ------------
      TOTAL CURRENT LIABILITIES ...................................................     14,475,714       5,805,649
LONG TERM DEBT, NET ...............................................................      2,519,530       2,087,156

OTHER LONG TERM DEBT ..............................................................        222,700               0
                                                                                      ------------    ------------
NOTE PAYABLE, STOCKHOLDER, NET OF CURRENT PORTION .................................              0          32,837
                                                                                      ------------    ------------
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION .................................        636,499         142,898
                                                                                      ------------    ------------
TOTAL LIABILITIES .................................................................     17,854,443       8,068,540
                                                                                      ------------    ------------
MINORITY INTEREST IN JOINT VENTURE ................................................              0          26,634

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
   8% Class A (27,931 shares issued and outstanding, $293,276 liquidation
     preference) ..................................................................        419,752         419,752
  10% Class B (8,700 shares issued and outstanding, $91,350 liquidation preference)         62,000          62,000
  10% Class C (125,400 shares issued and outstanding, $1,254,000 liquidation
     preference) ..................................................................      1,611,105       1,611,105
  15% Class E (0 and 77,650 shares issued and outstanding,) .......................              0         438,964
  10% Class F (200,000 and 0 shares issued and outstanding, $2,000,000 liquidation
     preference) ..................................................................      2,000,000               0
  10% Class G (7,500 and 0 shares issued and outstanding, $75,000 liquidation
     preference) ..................................................................         70,672               0
  Common stock, no par value (25,621,084 and 19,036,805 shares issued;
     25,617,745 and 19,819,786 shares outstanding) ................................     16,678,538       7,726,505
  Stock subscriptions receivable ..................................................       (368,243)       (418,085)
    Options and warrants ..........................................................     31,379,338      30,514,872
    Unamortized compensation ......................................................         (1,724)       (217,210)
    Accumulated deficit ...........................................................    (39,691,763)    (34,330,192)
                                                                                      ------------    ------------
TOTAL STOCKHOLDERS' EQUITY ........................................................     12,159,675       5,807,711
                                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................   $ 30,014,118    $ 13,902,885
                                                                                      ============    ============

            See notes to condensed consolidated financial statements.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
   FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003 (Unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                        SEPTEMBER 30, (UNAUDITED)
                                                                                      --------------------------
                                                                                         2004            2003
                                                                                      -----------    -----------
OPERATING ACTIVITIES
   Net loss .......................................................................   $(4,819,931)   $(2,733,406)
   Adjustments to reconcile net loss to net cash flows from operating activities
      Depreciation and amortization ...............................................     2,344,853        709,404
      Amortization of deferred compensation .......................................       212,935        340,572
      Amortization of original issue discount .....................................       541,873        285,345
      Common stock issued for services ............................................       291,220        321,920
      Impairment of goodwill ......................................................       527,879              0
      Loss on sales of property and equipment .....................................        26,217         76,269
      Reduction of note payable in connection with reimbursement of seller expenses      (273,900)             0
      Interest receivable on stock subscription receivable ........................             0         13,452
      Minority interest in joint venture ..........................................             0          4,853
      Changes in operating assets and liabilities:
        Accounts receivable, net ..................................................    (2,134,902)      (329,189)
        Inventories, net ..........................................................       610,119       (411,092)
        Other current assets ......................................................        17,987         (6,026)
        Other assets ..............................................................       (87,135)       (21,531)
        Wholesale line of credit ..................................................        93,045         33,384
        Accounts payable and accrued liabilities ..................................       620,817       (388,208)
        Deferred service obligations and revenue ..................................        98,133         26,246
                                                                                      -----------    -----------
           Net cash flows from operating activities ...............................    (1,930,790)    (2,078,007)
                                                                                      -----------    -----------
INVESTING ACTIVITIES
   Purchases of property and equipment ............................................      (483,810)      (356,291)
   Purchase of Satellite Broadcasting Corporation .................................      (187,424)             0
   Purchase of Minnesota Digital Universe, Inc. ...................................    (1,100,000)             0
   Purchase of Rainbow Satellite Group, LLC .......................................    (1,000,000)             0
   Purchase of 21st Century Satellite Communications Inc ..........................      (250,000)             0
   Payment for investment in joint venture ........................................             0        (64,878)
   Proceeds from sale of property and equipment ...................................           649          6,145
   Collections on notes receivable ................................................         3,172          5,806
                                                                                      -----------    -----------
           Net cash flows from investing activities ...............................    (3,017,413)      (409,218)
                                                                                      -----------    -----------
FINANCING ACTIVITIES
   Checks issued in excess of cash in bank ........................................       (74,068)             0
   Payments on long term debt .....................................................    (1,215,788)      (183,936)
   Payments on capital lease obligations ..........................................       (63,066)       (69,252)
   Proceeds from issuance of long term debt .......................................       750,021        133,726
   Payments on note payable to stockholder ........................................       (19,598)             0
   Proceeds from issuance of stock and warrants ...................................     2,888,836      3,654,388
   Redemption of common stock .....................................................       (62,975)             0
   Exercise of warrants ...........................................................       390,279        312,030
   Redemption of preferred stock ..................................................             0         (2,100)
   Preferred stock dividends ......................................................      (125,513)       (51,263)
                                                                                      -----------    -----------
           Net cash flows from financing activities ...............................    (2,468,128)     3,793,593
                                                                                      -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................    (2,480,075)     1,306,368

CASH AND CASH EQUIVALENTS
   Beginning of period ............................................................     2,945,960        540,375
                                                                                      -----------    -----------
   End of period ..................................................................       465,885    $ 1,846,743
                                                                                      ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest, net of amortization of original issue discount .........       447,548        280,148
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of preferred stock for acquisition of assets ..........................             0         76,500
   Issuance of common stock for acquisition of assets, MBUSA and URON .............       274,800              0
   Warrants issued with debt ......................................................             0        208,447
   Conversion of preferred stock and accrued dividends into common stock ..........       776,500         40,000
   Current liabilities converted to stock .........................................       136,581        248,623
   Conversion of notes payable into common stock ..................................       510,908        642,000
   Conversion of dividend into common stock .......................................        78,591         84,090
   Reduction of stock subscription receivable .....................................             0         26,602
   Issuance of common stock for acquisition of 21st Century .......................       364,583              0
   Issuance of preferred stock and notes payable for acquisition of assets, Rainbow     6,519,999              0
   Purchase of property and equipment as a reduction of accounts receivable .......        40,714              0
   Capitalized construction costs in accrued expenses .............................        20,000              0
   Issuance of common stock of $3,850,000 and notes payable of $2,750,000 for
     acquisition of assets, MDU ...................................................     6,600,000              0
   Stock subscription receivable for issuance of common stock .....................             0         40,000
   Capital lease assumed in acquisition of equipment from 21st Century ............       416,666              0

            See notes to condensed consolidated financial statements

                     MULTIBAND CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                           SEPTEMBER 30, 2004 and 2003

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

Service revenues related to technology products including consulting, training and support are recognized when the services are provided. Service revenues are expected to account for approximately 20% of total revenues for the year ending December 31, 2004. Service revenues were less than 10% of total revenues for the year ended December 31, 2003. The Company, if the customer elects, enters into equipment maintenance agreements for products sold once the original manufacturer's warranty has expired. Revenues from all equipment maintenance agreements are recognized on a straight-line basis over the terms of each contract. Costs for services are expensed as incurred.

MultiBand and MBUSA user charges are recognized as revenues in the period the related services are provided.

Warranty costs incurred on new product sales are substantially reimbursed by the equipment suppliers.

Intangible Assets

The Company amortizes a domain name acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts and customer cable lists, on an average, over their useful estimated lives which usually range from two to six years. The Company is also amortizing the value of its DirecTV agent agreement obtained via MDU over a 73 month period beginning April 2004. The Rainbow Satellite amortization of cable lists is over a period of 73 months, beginning June, 2004.

Amortization of intangible assets was $810,097 and $19,188 for the three months ended September 30, 2004 and 2003, respectively. For the nine month period ended September 30, 2004 and 2003, amortization of intangible assets was $1,489,242 and $36,652 respectively. Estimated amortization expense on intangible assets for the quarter ending December 31, 2004 and years ending December 31, 2005, 2006, 2007 and 2008 is $1,554,749, $3,335,904, $3,086,818, $3,028,678, and
$3,013,672 respectively.

AMORTIZATION -INTANGIBLE ASSETS

                                                     SEPTEMBER 30, 2004           DECEMBER 31, 2003

                                              Gross Carrying  Accumulated   Gross Carrying  Accumulated
                                                  Amount      Amortization      Amount     Amortization
                                              --------------  ------------  -------------- ------------
Intangible assets subject to amortization

Florida Cable                                      300,000        45,000        300,000              0
URON                                               453,930       170,225              0              0
Satellite Broadcasting                             457,576        38,131              0              0
Minnesota Digital Universe                       9,551,831       785,082              0              0
Rainbow Satellite                                7,043,641       391,313              0              0
Multiband Domain Name                               83,750        51,645         83,750         39,083
MDU Subscriber Rights                               60,042        10,008              0              0
Access Contracts                                    60,000        28,333         60,000         13,334
21st Century                                       708,334        19,675              0              0
Debt Issuance Costs                                130,333        39,489        115,500          3,208
                                                ----------    ----------     ----------     ----------
Total                                           18,849,437     1,578,901        559,250         55,625
                                                ==========    ==========     ==========     ==========

Intangible assets not subject to amortization

                                                ----------    ----------     ----------     ----------
Goodwill                                         3,543,523     1,310,157      3,531,157        782,278
                                                ==========    ==========     ==========     ==========

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of identifiable net assets acquired and was originally amortized using the straight-line method over ten years. Due to changes in accounting standards, the carrying value of goodwill is now reviewed at least annually to see if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill is reduced by the estimated shortfall of cash flows. During the three months ended September 30, 2004, the Company completed its review of goodwill and determined it was partially impaired. The Company recorded impairment charges to goodwill of $527,879 related to the Corporate Technologies acquisition during the three and nine months ended September, 2004 and $0 during the three and nine months ended September 30, 2003.

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

Pursuant to APB No. 25 and related interpretations, $15,448 and $100,191 of compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, $212,935 and $340,572 of compensation cost has been recognized. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statements of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss attributable to common stockholders and basic and diluted loss per common share would have been increased to the pro forma amounts:

                                                       Three Months Ended            Nine Months Ended
                                                          September 30                  September 30
                                                  --------------------------    --------------------------
                                                      2004           2003           2004           2003
                                                  -----------    -----------    -----------    -----------
Loss attributable to common stockholders          $(1,935,307)   $  (875,923)   $(5,361,571)   $(2,868,759)
Pro forma loss attributable to common shares      $(1,965,795)   $(1,013,109)   $(5,887,093)   $(3,582,520)

Basic and diluted net loss per share:
   As reported                                    $        (.08) $     (0.05)   $      (.24)   $     (0.19)
   Pro forma loss attributable to common shares   $        (.08) $     (0.06)   $      (.26)   $     (0.24)

Stock-based compensation:
   As reported                                    $    15,448    $   100,191    $   212,935    $   340,572
   Proforma                                       $    30,488    $   137,186    $   525,522    $   713,761

In determining the compensation cost of the options granted during the three months ended September 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows for September 30:

                                                       Three Months Ended            Nine Months Ended
                                                          September 30                  September 30
                                                  --------------------------    --------------------------
                                                      2004           2003           2004           2003
                                                  -----------    -----------    -----------    -----------
Risk-free interest rate                                 3.50%          3.62%          3.50%          3.41%
Expected life of options granted                     10 years       10 years       10 years       10 years
Expected volatility range                                184%           170%           184%           170%
Expected dividend yield                                    0%             0%             0%             0%

Net Loss per Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and issued but not outstanding restricted stock during the three and nine months ended September 30, 2004 and 2003 were anti-dilutive.

Reclassifications

Certain accounts in the prior quarters' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current quarter consolidated financial statements. These reclassifications had no effect on the net loss or stockholders' equity.

NOTE 3 - LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2004 and 2003, the Company incurred net losses of $4,819,931 and $2,733,406, respectively. At September 30, 2004, the Company had an accumulated deficit of $39,691,763. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned MultiBand projects however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

1.    Continued   reduction  of  operating  expenses  by  controlling   payroll,
      professional fees and other general and administrative expenses.

2. Solicit additional debt or equity investment in the Company by either issuing notes payable or preferred or common stock ( on November 12, 2004 Multiband obtained a secured debt financing of approximately $2.1 million and on November 16, 2004 Multiband finalized a private placement of the Company's Series H Preferred stock of approximately $1 million.)

3.    Continue   to   market   MultiBand   services   and   acquire   additional
      multi-dwelling unit customers.

4.    Control  capital  expenditures  by  contracting   MultiBand  services  and
      equipment through a landlord-owned equipment program.

5.    Establish market for wireless internet services.

NOTE 4 - STOCK WARRANTS

Stock warrants activity is as follows for the nine months ended September 30, 2004.
                                               NUMBER OF    WEIGHTED AVERAGE
                                               WARRANTS      EXERCISE PRICE
                                              ----------    ----------------
Warrants outstanding - December 31, 2003
                                               7,421,874         1.87
  Granted                                        814,799         1.98
  Canceled or expired                                  0            0
  Exercised
                                                (475,503)        1.52
Warrants outstanding - SEPTEMBER 30, 2004      7,761,170         1.86

The warrants granted during the nine months ended September 30, 2004 were awarded with common stock and for services rendered.

NOTE 5 - BUSINESS SEGMENTS

Following is Company business segment information for the three months ended September 30, 2004 and 2003:

                                                           Multiband       Multiband
                                                           Business        Consumer
                                          Multiband        Services        Services          Total
                                         ------------    ------------    ------------    ------------
Quarter ended September 30, 2004
         Revenues                        $          0    $  5,203,269    $  3,865,489    $  9,068,758
         Income (Loss) from operations       (936,075)         62,682        (627,738)     (1,501,131)
         Identifiable assets                2,402,401       4,946,792      22,664,925      30,014,118
         Depreciation and amortization          7,636          71,537       1,040,393       1,119,566
         Capital expenditures                   3,083          37,201         203,113         243,397
Quarter ended September 30, 2003
         Revenues                        $          0    $  5,864,468    $    418,897    $  6,283,365
         Income (Loss) from operations       (370,645)         72,428        (321,474)       (619,691)
         Identifiable assets                4,543,772       5,601,468       2,803,524      12,948,764
         Depreciation and amortization        129,950         100,173         149,862         379,985
         Capital expenditures                       0          41,698           6,611          48,309


Following is Company business segment information for the nine months ended September 30, 2004 and 2003:

                                                           Multiband       Multiband
                                                           Business        Consumer
                                          Multiband        Services        Services          Total
                                         ------------    ------------    ------------    ------------
Nine months ended September 30, 2004
         Revenues                        $          0    $ 15,345,871    $  7,388,723    $ 22,734,594
         Loss from operations              (2,068,241)       (401,172)     (1,392,366)     (3,861,799)
         Identifiable assets                2,402,401       4,946,792      22,664,925      30,014,118
         Depreciation and amortization        236,882         278,405       2,042,501       2,557,788
         Capital expenditures                   9,773         135,842         338,195         483,810

Nine months ended September 30, 2003
         Revenues                        $          0    $ 16,831,531    $  1,011,977    $ 17,843,508
         Loss from operations              (1,279,925)         45,997        (789,480)     (2,023,408)
         Identifiable assets                4,543,772       5,601,468       2,803,524      12,948,764
         Depreciation and amortization        373,662         318,839         357,475       1,049,976
         Capital expenditures                       0         272,466          83,825         356,291

NOTE 6 - RELATED PARTIES

         The Company had revenues from companies that are associated with a director, who was elected to the board of directors during 2003, of approximately $0 and $17,000 for the nine months ended September 30, 2004 and 2003, respectively. In addition, the Company had accounts receivable outstanding from these companies of approximately $140,000 and $142,000 at September 30, 2004 and 2003, respectively.

NOTE 7- ACQUISITIONS

On July 9, 2004, Multiband (the Company) completed its acquisition, which had an acquisition date of June 1, 2004, of the outstanding membership interests of Rainbow Satellite Group, LLC (Rainbow), a provider of satellite television services to multi-dwelling units, for approximately 6.9 million dollars, two million of which was paid for in Multiband Preferred Stock, valued at $2.00 per share on a conversion formula to Multiband common stock, one million dollars of which was paid for in cash and the balance in promissory notes due by January 2005. These notes are secured by Rainbow Company assets and bear interest at the prime rate. The stock value was a negotiated price between Buyer and Seller. In the event Multiband defaults in the payment of said promissory notes, the former owners of Rainbow have certain rights to repurchase the aforementioned membership interests for 20% less than any sums Multiband has paid prior to the date of default. The consideration paid was based on the Company's analysis of likely future net incomes to be generated over a six year period by the acquired Company. The cash was provided by funds Multiband had previously raised in a private placement. The aforementioned purchase price is subject to adjustment pursuant to the parties agreement if the number of Rainbow subscribers increases or decreases as of an adjustment date. The assets were acquired from the members/owners of Rainbow. Prior to the transaction, there was no material relationship between the owners of sellers and the Company. With this acquisition, the Company acquired over 16,000 video subscribers which are primarily located in California, Colorado, Texas, Florida, Illinois and New York. In connection with the acquisition, the Company incurred a $300,000 finder's fee.

On August 9, 2004, Multiband Corporation (the Company) completed its acquisition of certain assets of 21st Century Satellite Communications, Inc. (21st Century) for one million dollars, $333,333 of which was paid for in Company stock, valued at $1.60 per share, $250,000 of which was paid for in cash and the balance in equipment lease payments due by August 2007. The consideration paid was based on the Company's analysis of the value of the acquired video equipment and related video subscribers totaling approximately 5,000. The cash was provided by funds Vicom had previously raised in a private placement. In connection with the acquisition, the Company incurred a $125,000 finder's fee which was paid for in Company stock , valued at $1.42 for a total of $31,250, and the remaining $93,750 is included in accrued liabilities at September 30, 2004.

         With these acquisitions, the Company has substantially increased its subscriber base.

ALLOCATION OF PURCHASE PRICE

                                          21St Century        Rainbow
                                          ------------      ----------
Total cash/stock consideration              1,000,000        7,219,999
Add: Transaction costs                        125,000          300,000
Add: Liabilities assumed                            0                0
                                            ---------        ---------
Total Consideration                         1,125,000        7,519,999
Less Tangible assets                         (416,666)        (476,358)
                                            ---------        ---------
Intangible assets, net                        708,334        7,043,641
                                            =========        =========

         The following unaudited pro forma condensed results of operations for the three and nine months ended September 30, 2004 and 2003 give effect to the acquisition of URON, MDU, Rainbow, and 21st Century as if such transactions had occurred on January 1, 2003.

         The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations.

                                                               2004                           2003
                                                  ----------------------------    ----------------------------
                                                   CONSOLIDATED                    CONSOLIDATED
                                                   AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA
                                                     PER I/S        DISCLOSED        PER I/S        DISCLOSED
                                                  ------------    ------------    ------------    ------------
THREE MONTHS - JULY TO SEPTEMBER
Revenues                                          $  9,068,758    $  9,134,591    $  6,283,365    $  9,297,729

Loss from operations                              $ (1,501,131)   $ (1,501,425)   $   (619,691)   $   (404,990)

Net loss                                          $ (1,851,593)   $ (1,851,887)   $   (832,622)   $   (750,189)

Net loss per share - basic and diluted            $       (.07)   $       (.07)   $       (.05)   $       (.04)
Weighted average shares outstanding - basic and
  diluted                                           25,480,007      25,480,007      16,981,266      16,981,266

                                                               2004                           2003
                                                  ----------------------------    ----------------------------
                                                   CONSOLIDATED                    CONSOLIDATED
                                                   AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA
                                                     PER I/S        DISCLOSED        PER I/S        DISCLOSED
                                                  ------------    ------------    ------------    ------------
NINE MONTHS - JANUARY TO SEPTEMBER
Revenues                                          $ 22,734,594    $ 26,229,743    $ 17,843,508    $ 26,320,653

Loss from operations                              $ (3,861,799)   $ (3,827,946)   $ (2,023,408)   $ (1,136,437)

Net loss                                          $ (4,819,931)   $ (4,821,889)   $ (2,733,406)   $ (2,233,074)

Net loss per share - basic and diluted            $       (.21)   $       (.21)   $       (.19)   $       (.14)

Weighted average shares outstanding - basic and
  diluted                                           22,494,250      22,494,250      15,168,069      15,168,069

The unaudited pro forma results of operations for the three and nine months ended September 30, 2004 and 2003 as a result of the SBC acquisition of video subscribers and video equipment is not material to the historical financial statements.


NOTE 8 - LEGAL PROCEEDINGS

         In the third quarter of 2004, the Company was named as a defendant in an action brought by Private Investor's Equity Group (PIEG) who is seeking damages in excess of $75,000 over an alleged financing fee owed. The Company has raised numerous defenses to said action including a release executed by PIEG related to said financing fee.

NOTE 9 - SUBSEQUENT EVENTS

         a) On November 12, 2004, Multiband Corporation finalized a secured convertible debt financing.

The offering was funded by a group of institutional and accredited investors. Multiband intends on utilizing the new long-term debt facility to restructure existing short-term debt obtained through the firm's extensive acquisition activities and for general working capital purposes.

Under the terms of the debt offering, the Company will issue junior secured thirty-six month term convertible promissory notes in the aggregate principal amount of approximately $2,100,000. The Company assets secure the notes via junior lien. The convertible notes accrue interest at the rate of 6% per annum, are payable semi-annually at the option of the Company in cash or shares of the Company's common stock, and are convertible into shares of common stock at the rate of $1.00 per share. The Company also is required to file a registration statement providing for the resale of the shares issuable upon the conversion of the notes.

         b) On November 16, 2004, Multiband Corporation finalized a private placement of the company's Series H Convertible Preferred Stock. The Series H Preferred Stock offering was funded by a group of institutional and accredited investors. Multiband intends on utilizing the proceeds received from the offering to retire short-term debt and for general working capital purposes.

Under the terms of the preferred stock offering, the Company will issue shares of its Series H Convertible Preferred Stock in the aggregate offering amount of approximately $1,050,000. The shares of Series H Convertible Preferred Stock accrue dividends at the rate of 6% per annum, are payable semi-annually at the option of the Company in cash or shares of the Company's common stock, and are convertible into shares of common stock at the rate of $1.00 per share (one million fifty thousand shares). In addition, the investors will also receive five-year warrants to purchase an aggregate of approximately 3,150,000 shares of Common Stock at an exercise price of $1.25 per share. The Company also is required to file a registration statement providing for the resale of the shares issuable upon the conversion of the Series H Convertible Preferred Stock and upon exercise of the warrants.


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

         As of September 30, 2004, MBS was providing telephone equipment and service to approximately 600 customers, with approximately 10,000 telephones in service. In addition, MBS provided computer products and services to approximately 1,800 customers. Telecommunications systems distributed by MBS are intended to provide users with flexible, cost-effective alternatives as compared to systems available from major telephone companies, including those formerly comprising the Bell System and from other interconnect telephone companies.

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

         At September 30, 2004, MCS had 32,336 subscribers using its services (3,299 using voice services, 25,357 using video services and 3,680 using internet services).

SELECTED CONSOLIDATED FINANCIAL DATA

                                         DOLLAR AMOUNTS AS A PERCENTAGE OF               DOLLAR AMOUNTS AS A
                                                      REVENUES                          PERCENTAE OF REVENUES
                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                       --------------------------------------- -----------------------------------------
                                         September 30,
                                             2004         September 30, 2003    September 30, 2004   September 30, 2003
                                          (unaudited)         (unaudited)          (unaudited)          (unaudited)
                                       ------------------ -------------------- --------------------- -------------------
REVENUES                                     100%                100%                 100.%                  100%
COST OF PRODUCTS & SERVICES                  63.9%               71.5%                68.5%                 71.3%
GROSS MARGIN                                 36.1%               28.5%                31.5%                 28.7%
SELLING, GENERAL & ADMINISTRATIVE
  INCLUDING DEPRECIATION AND
  AMORTIZATION                               46.8%               38.4%                 46.1%                40.0%
OPERATING LOSS                              -16.6%               -9.9%                -17.0%               -11.3%
  INTEREST EXPENSE & OTHER, NET              -3.9%               -3.4%                -423%                 -4.0%
LOSS BEFORE TAXES                           -20.4%              -13.3%                -21.2%               -15.3%
  INCOME TAX                                   0                   0                    0                    0
NET LOSS                                    -20.4%              -13.3%                -21.2%               -15.3%

The following table sets forth, for the period indicated, the gross margin percentages for Corporate Technologies USA, Inc. and MultiBand, Inc.

                                                 THREE MONTHS ENDED                        NINE MONTHS ENDED
                                       ---------------------------------------- -----------------------------------------
                                       SEPTEMBER 30, 2004  SEPTEMBER 30, 2003    SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                       ------------------- -------------------- --------------------- -------------------
GROSS MARGIN PERCENTAGES:
  MBS                                        25.3%                27.4%                24.2%                28.0%
  MCS                                        50.3%                43.1%                46.1%                41.3%

RESULTS OF OPERATIONS

Revenues

         Revenues increased 44.3% to $9,068,758 in the quarter ended September 30, 2004, as compared to $6,283,365 for the quarter ended September 30, 2003.

         Revenues for MBS decreased 11.2% in the third quarter of fiscal 2004 to $5,203,269 as compared to $5,864,468 in the third quarter of fiscal 2003 primarily as a result of reduced spending by a few larger MBS customers. The Company is diversifying its customer base to add medium and small businesses and as a result the Company hopes revenues will stabilize in future quarters.

         Revenues for MCS increased 822.8% to $3,865,489 as compared to $418,897 in the third quarter of fiscal 2003. This increase is due to expansion of MCS as a result of the acquisitions of MDU, Rainbow and 21st Century.

         Revenues for the nine month period ended September 30, 2004 increased 27.4% to $22,734,594 from $17,843,508 for the same period in 2003, due to the aforementioned increase in MCS revenues obtained as a result of the acquisitions noted above.

Gross Margin

         The Company's gross margin increased 82.8% or $1,483,195 to $3,272,731 for the quarter ended September 30, 2004 as compared to $1,789,536 for the similar quarter last year. For the quarter ended September30, 2004, as a percent of total revenues, gross margin was 36.0% as compared to 28.5% for the similar period last year.

         Gross margin for MBS decreased by 18.1% to $1,318,270 for the quarter ended September 30, 2004, as compared to $1,608,975 in the third quarter of fiscal 2003 due to lower MBS sales and lower profits on those sales.

         Gross margin for MCS for the quarter ended September 30, 2004 increased 977.2% to $1,945,065 as compared to $180,561 in the second quarter of fiscal 2003 reflecting on the increase of revenue being billed.

         For the nine month period ended September 30, 2004, as a percent of total revenues, gross margin was 31.5% as compared to 28.7% for the same period in 2003. For the remainder of fiscal year 2004, gross margin percentages are expected to remain constant as the Company continues to enhance recurring subscriber revenues.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses including depreciation and amortization increased 76.2% to $4,245,983 in the quarter ended September 30, 2004, compared to $2,409,227 in the prior year quarter. This increase is primarily a result of increased operating and amortization expenses related to the purchase and addition of new MDU property assets in the MCS division. Selling, general and administrative expenses were, as a percentage of revenues, 46.8% for the quarter ended September 30, 2004 and 38.4.1% for the similar period a year ago.

         For the nine month period ended September 30, 2004 these expenses increased 46.1% to $10,488,032 as compared to $7,147,965 for the nine months ended September 30, 2003. As a percentage of revenues, selling, general and administrative expenses are 46.1% for the period ended September 30, 2004 as compared to 40.0% for the same period 2003.

Interest Expense

         Interest expense was $347,647 for the quarter ended September 30, 2004, versus $202,958 for the similar period a year ago, reflecting an increase in the Company's long term debt as a result of financing the acquisitions noted above. Amortization of original issue discount was $171,773 and $85,364 for the three months ended September 30, 2004 and 2003, respectively.

         Interest expense was $949,129 for the nine months ended September 30, 2004 and $648,368 for the same period last year. For the nine months ended September 30, 2004 amortization of original issue discount was $483,787 and $285,345 in the same period last year, respectively.

Net Loss

         In the third quarter of fiscal 2004, the Company incurred a net loss of $1,851,593 compared to a net loss of $832,622 for the third fiscal quarter of 2003. This includes a goodwill impairment charge of $527,879 and amortization primarily related to identifiable intangible assets obtained in acquisitions of $754,971.

          For the nine months ended September 30, 2004, the Company recorded a net loss of $4,819,931 as compared to $2,733,406 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

         Available working capital, at September 30, 2004 decreased significantly over the similar period last year primarily due to short term notes payable issued during the third quarter and in the course of the second quarter acquisitions.

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

         The Company, between September 30, 2004 and January 1, 2005, is obligated to pay approximately $5.8 million to retire the notes payable related to its MDU Inc. and Rainbow acquisitions. The Company as of September 30, 2004 did not have available cash on hand sufficient to retire said notes payable.
Nonetheless, management of Multiband believes that, for the near future, cash generated by sales of stock, and existing credit facilities, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business. The Company also believes, although it cannot guarantee, that it will continue to be able to raise money for the purposes of financing acquisitions. During the nine months ended September 30, 2004, the Company raised approximately $3.2 million via sales of its common stock to accredited investors primarily for such purposes. In addition, for the quarter ended September 30, 2004, the Company achieved positive earnings before interest, taxes, depreciation, amortization and a non cash goodwill impairment charge ("EBITDA") of $146,314.

         The Company, as is common in the cable and telecommunications industries, uses EBITDA as a measure of performance to demonstrate earnings exclusive of interest and non cash events. EBITDA is not, and should not be considered, an alternative to net income, income from operations, or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States. The most directly comparable GAAP reference in the Company's case is the removal of interest, depreciation, amortization and other non cash charges. The following table reconciles Company EBITDA to our consolidated net loss as computed under GAAP.

                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                  ----------------------------      ----------------------------
                                      2004             2003             2004             2003
                                  -----------      -----------      -----------      -----------
EBITDA                            $   146,314      $  (239,706)     $  (504,564)     $(1,035,062)
Interest Expense, other              (350,462)        (212,931)        (958,132)        (648,368)
Depreciation and Amortization      (1,119,566)        (379,985)      (2,557,788)      (1,049,976)
Goodwill Impairment                  (527,879)               0         (527,879)               0
Other Non Cash Expense
 associated with Common stock
 issuance                                   0                0         (271,568)               0
                                  -----------      -----------      -----------      -----------
Net Loss                          $(1,851,593)     $  (832,622)     $(4,819,931)     $(2,733,406)
                                  ===========      ===========      ===========      ===========

Capital Expenditures

         The Company used $483,810 for capital expenditures during the nine months ended September 30, 2004, as compared to $356,291 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use. The Company anticipates future capital purchases will remain consistent with current year expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvements. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the three and nine months ended September 30, 2004 and 2003, the Company did not record impairment losses related to long-lived assets.

Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three and nine months ended September 30, 2004 and 2003, the Company recorded impairment losses related to goodwill of $527,879 and $0, respectively.

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

ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

         Multiband is subject to interest rate variations related to its notes payable with Rainbow and Laurus Master Fund Ltd., both of which have interest tied to the prime lending rate.

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


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in legal actions in the ordinary course of business including, in the third quarter of 2004, the Company was named as a defendant in an action brought by Private Investor's Equity Group (PIEG) who is seeking damages in excess of $75,000 over an alleged financing fee owed. The Company has raised numerous defenses to said action including a release executed by PIEG related to said financing fee.

ITEM 2. ISSUANCE OF COMMON STOCK

         The Company, during the third quarter, issued 106,832 common shares to various accredited investors for net proceeds of approximately $106,250 mainly due to a pre-existing preferred stock conversion right. The securities were offered and sold by the Company in reliance upon the exemptions provided under
Section 4(2) of the Securities Act relating to sales not involving any public offering, and/or Rule 506 of Regulation D under the Securities Act.

         In the third quarter of 2004, the Company issued common stock in connection with the acquisitions as itemized in Note 7 in the condensed footnotes herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1  Rule 13a-14(s)  Certification of Chief Executive Officer
                        - James Mandel

                  31.2  Rule 13a-14(s)  Certification of Chief Financial Officer
                        - Steven Bell

                  32.1 Section 1350 of Sarbanes-Oxley Act of 2002 - James Mandel and Steven Bell

         (b)      Reports on Form 8-K.
                      Filed July 9, 2004
                      Filed August 6, 2004
                      Filed August 20, 2004

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MULTIBAND CORPORATION
                                      Registrant


Date: November 19, 2004               By: /s/ James L. Mandel
                                          -----------------------------------
                                          Chief Executive Officer

Date: November 19, 2004               By: /s/ Steven M. Bell
                                          -----------------------------------
                                          Chief Executive Officer
                                          (Principal Financial and Accounting
                                          Officer)