Form 10-K
period 2004-12-31
MULTIBAND CORP
filed 2005-04-15
CIK 732412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 2004
                                       OR

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


                   Telephone (763) 504-3000 Fax (763) 504-3060
              The Company's Internet Address: www.multibandusa.com (Registrant's telephone number, facsimile number, and Internet address)

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

                                 Yes |_| No |X|

      As of June 30, 2004 (the most recently completed fiscal second quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average high and low prices on such date as reported by the Nasdaq Smallcap was approximately $50,361,036.

      As of April 13, 2005, there were 28,479,578 outstanding shares of the registrant's common stock, no par value stock.

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

Part I             Item 1.  Business

                   Item 2.  Properties

                   Item 3.  Legal Proceedings

                   Item 4.  Submission of Matters to a Vote of Security Holders

Part II

                   Item 5. Market for the Registrant's Common Equity Related Shareholder Matters and Issuer Purchases of Equity Securities

                   Item 6.  Selected Consolidated Financial Data

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

                   Item 9B  None

Part III

                  Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

                  Item 11.  Executive Compensation

                  Item 12. Security Ownership of Certain Beneficial Owners and Management

                   Item 13  Certain Relationships and Related Transactions

                   Item 14  Principal Accountant Fees and Services

                   Item 15  Exhibits and Financial Statement Schedules.

                            Signatures

Item 1
Business

      Multiband Corporation (Multiband), (f/k/a Vicom, Incorporated)., is a Minnesota corporation formed in September 1975. Multiband has one operating division: 1) Multiband Consumer Services (MCS, legally known as Corporate Technologies, USA, Inc. dba Multiband), which encompasses the subsidiary corporations, Multiband USA, Inc., URON, Inc., Minnesota Digital Universe, Inc., and Rainbow Satellite Group, LLC.

      Multiband completed an initial public offering in June 1984. In November 1992, Multiband became a non-reporting company under the Securities Exchange Act of 1934. In July 2000, Multiband regained its reporting company status. In December, 2000, Multiband stock began trading on the NASDAQ stock exchange under the symbol VICM. In July 2004, the symbol was changed to MBND concurrent with the Company's name change from Vicom, Incorporated to Multiband Corporation.

      Multiband's website is located at: www.multibandusa.com.

      From its inception until December 31, 1998, Multiband operated as a telephone interconnect company only. Effective December 31, 1998, Multiband acquired the assets of the Midwest region of Enstar Networking Corporation
(ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, Multiband to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate
Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective March 31, 2005. All referenced to financial information and descriptions of business in this Form 10-K have been revised to reflect only our continuing operations and all references to our now discontinued Multiband Business Services have been eliminated. MCS began in February 2000. MCS, the Company's continuing operating division, provides voice, data and video services to multiple dwelling units (MDUs), including apartment buildings, condominiums and time share resorts. During 2004 the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004 the Company also purchased the stock of Minnesota Digital Universe, Inc., which made the Company the largest master service operator in MDU's for DirecTV satellite television in the United States.

Multiband Consumer Services

      Since 2000, Multiband has offered voice, data and video services to residents of the multi dwelling unit (MDU) market. Our experience in this market suggests that property owners and managers are currently looking for a solution that will satisfy two problems. The first problem that they are dealing with is how to satisfy the residents who desire to bring satellite television service to the unit without being visually unattractive or a structural/maintenance problem. The second is how to provide competitive access for local and long distance telephone cable television and internet services. Our MCS offering addresses these problems and provides the consumer several benefits, including:

      o     Lower Cost Per Service

      o     Blended Satellite and Cable Television Package

      o Multiple Feature Local Phone Services (features such as call waiting, call forwarding and three-way calling)

      o     Better than Industry Average Response Times

      o     One Number for Billing and Service Needs

      o     One Bill for Local, Long Distance Cable Television and Internet

      o     "Instant On" Service Availability

      As we develop and market this package, we keep a marketing focus on two levels of customer for this product. The primary decision-makers are the property owners/managers. Their concerns are focused on delivering their residents reliability, quality of service, short response times, minimized disruptions on the property, minimized alterations to the property and value added services. Each of these concerns is addressed in our contracts with the property owner, which includes annual reviews and 10 year terms as service providers on the property. The secondary customer is the end-user. We provide the property with on-going marketing support for their leasing agents to deliver clear, concise and timely information on our services. This will include simple sign up options that should maximize our penetration of the property.

      When taken as a whole, and based on Multiband 's interpretations of U.S. Census Bureau statistics, cable television, telephone and internet services currently generate over $170 billion of revenues annually in the U.S, with an estimated 26 million households living in MDUs. These statistics indicate stable growing markets with demand that is likely to deliver significant values to businesses that can obtain a subscriber base of any meaningful size.

Multiband Consumer Industry Analysis

Strategy

      For the near future, the services described below will be offered primarily in New York, California, Minnesota, Florida, Illinois, Missouri and North Dakota. Our primary competition will come from the local incumbent providers of telephone and cable television services.

Local Telephone Service

      We compete with the former Bell System companies such as Verizon Communications (Verizon) and Qwest Communications International, Inc. (Qwest) for local telephone services. Although those companies have become the standard for local telephone service, we believe we have the ability to underprice their service while maintaining high levels of customer satisfaction.

Cable Television Service

      We compete with Comcast Corporation (Comcast), Time Warner and others for pay-TV customers. Comcast and Time-Warner are national cable television service providers. We have a significant consumer benefit in that we are establishing private rather than public television systems, which allows us to deliver a package that is not laden with local "public access" stations that clog the basic service package. In essence, we will be able to deliver a customized service offering to each property based upon pre-installation market research that we perform. The pricing of our service is also untariffed which allows for flexible and competitive "bundling" of services.

Long Distance Telephone Service

      Cingular-Wireless, LLC (Cingular), WorldCom Inc. dba MCI (MCI), and Sprint Corporation (Sprint) are our principal competitors in providing long distance telephone service. They offer new products almost weekly. Our primary concern in this marketplace is to assure that we are competitive with the most recent advertised offerings in the "long distance wars." We will meet this challenge by staying within a penny of the most current offering, while still maintaining a high gross margin on our product. We accomplish this through various carrier agency associations. We expect to generate a high penetration in our long distance services amongst our local service subscribers because private property owners in the shared tenant environment (similar to a hotel environment) are not required to offer multiple long distance carriers to their tenants.

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

Market Description

      We are currently marketing Multiband services to MDU properties primarily throughout Minnesota, North Dakota, Missouri, Florida, New York, California and Illinois. We will target properties that range from 50 to 150 units on a contiguous MDU property for television and Internet access only. We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

      We are initially concentrating on middle to high-end rental complexes. We are also pursuing resort area condominiums. A recent U.S. Census Bureau table indicates that there are more than 65,000 properties in the United States that fit this profile. Assuming an average of 100 units per complex, our focus is on a potential subscriber base of 6,500,000.

      A recent Property Owners and Manager Survey, published by the U.S. Census Bureau , shows that the rental properties are focusing on improving services and amenities that are available to their tenants. These improvements are being undertaken to reduce tenant turnover, relieve pricing pressures on rents and attract tenants from competing properties. We believe that most of these owners or managers are not interested in being "in the technology business" and will use the services that we are offering. Various iterations of this package will allow the owners to share in the residual income stream from the subscriber base.

Minnesota Digital Universe, Inc. (MDU, Inc.)

The Company, through its MDU, Inc. subsidiary, also serves as a master service operator for DirecTV, a provider of satellite television service. DirecTV is the largest provider of satellite television services in the United States with approximately 13 million subscribers. DirecTV competes with the leading cable companies and with Echostar, America's second largest provider of satellite television. The Company, through its direct operations, markets DirecTV services. The MDU, Inc. subsidiary allows the Company to offer satellite television services to residents of Multi-dwelling-units through a network of affiliated operators.

Number of Units/Customers

      At April 1, 2005,  MCS had 36,816  subscriptions  for its services, (1,386
voice   subscriptions,   31,177   video   subscriptions   and   4,253   internet
subscriptions).

Employees

      As of March 31, 2005, Multiband employed three full-time management employees, four accounting personnel, and six information technology employees. As of that same date, MCS had 33 full-time employees, consisting of eight in sales and marketing, seven in technical positions, sixteen in customer service and related support, and two in management.

Risk Factors

      Our operations and our securities are subject to a number of risks, including but not limited to those described below. If any of the following risks actually occur, the business, financial condition or operating results of Multiband and the trading price or value of our common stock could be materially adversely affected.

General

      Multiband, since 1998, has taken several significant steps to reinvent and reposition itself to take advantage of opportunities presented by a shifting economy and industry environment.

      Recognizing that voice, data and video technologies in the late twentieth century were beginning to systematically integrate as industry manufacturers were evolving technological standards from "closed" proprietary networking architectures to a more "open" flexible and integrated approach, Multiband, between 1998 and 2001, purchased three competitors which, in the aggregate, possessed expertise in data networking, voice and data cabling and video distribution technologies.

      In early 2000, Multiband created its MCS division, employing the aforementioned expertise, to provide communications and entertainment services (local dial tone, long distance, high-speed internet and expanded satellite television services) to residents in (MDUs) on one billing platform, which the Company developed internally.

      The specific risk factors, as detailed below, should be analyzed in the context of the Company's anticipated MCS related growth.

Net Losses

      The Company had net losses of $9,783,962 for the fiscal year ended December 31, 2004, $4,365,004 for the fiscal year ended December 31, 2003, and $4,438,059 for the fiscal year ended December 31, 2002. Multiband may never be profitable.

      The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

      If we cannot achieve profitability from operating activities, we may not be able to meet:

      o     our capital expenditure objectives;

      o     our debt service obligations; or

      o     our working capital needs.


Goodwill

      In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to a periodic "impairment" analysis for fiscal years beginning after December 15, 2001. In 2004, the Company recorded an impairment charge of $527,879 related to Multiband Business Services. In 2004, the Company wrote off $2,221,000 worth of goodwill related to discontinued operations. As of December 31, 2004, the Company had remaining recorded goodwill of $812,366 related to the purchase of Rainbow Satellite Group, LLC.

Deregulation

      Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced that address issues affecting operations and those of our competitors, which may cause significant changes to our industry. We cannot predict the outcome of these developments, nor can we assure you that these changes will not have a material adverse effect on us. Historically, we have been a reseller of products and services, not a manufacturer or carrier requiring regulation of its activities. Pursuant to Minnesota statutes, our Multiband activity is specifically exempt from the need to tariff our services in MDU's. However, the Telecommunications Act of 1996 provides for significant deregulation of the telecommunications industry, including the local telecommunications and long-distance industries. This federal statute and the related regulations remain subject to judicial review and additional rule-makings of the Federal Communications Commission, making it difficult to predict what effect the legislation will have on us, our operations, and our competitors.

Dependence on Strategic Alliances

      Several suppliers, or potential suppliers of Multiband, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years. While the financial distress of its suppliers or potential suppliers could have a material adverse effect on Multiband's business, Multiband believes that enough alternate suppliers exist to allow the Company to execute its business plans. The Company is also highly dependent on its Master System Operator agreement with DirecTV which expires in May 2007. Although an alternate provider of satellite television services, Echostar, exists, the termination of its agreements with DirecTV could have a material adverse effect on Multiband's business.

Changes in Technology

      A portion of our projected future revenue is dependent on public acceptance of broadband, and expanded satellite television services. Acceptance of these services is partially dependent on the infrastructure of the internet and satellite television which is beyond Multiband's control. In addition, newer technologies, such as video-on-demand, are being developed which could have a material adverse effect on the Company's competitiveness in the marketplace if Multiband is unable to adopt or deploy such technologies.

Attraction and Retention of Employees

      Multiband's success depends on the continued employment of certain key personnel, including executive officers. If Multiband were unable to continue to attract and retain a sufficient number of qualified key personnel, its business, operating results and financial condition could be materially and adversely affected. In addition, Multiband's success depends on its ability to attract, develop, motivate and retain highly skilled and educated professionals with a wide variety of management, marketing, selling and technical capabilities. Competition for such personnel is intense and is expected to increase in the future.

Intellectual Property Rights

      Multiband relies on a combination of trade secret, copyright, and trademark laws, license agreements, and contractual arrangements with certain key employees to protect its proprietary rights and the proprietary rights of third parties from which Multiband licenses intellectual property. Multiband also relies on agreements with owners of MDUs which grant the Company rights of access for a specific period to MDU premises whereby Multiband is allowed to offer its voice, data, and video services to individual residents of the MDUs. If it was determined that Multiband infringed the intellectual property rights of others, it could be required to pay substantial damages or stop selling products and services that contain the infringing intellectual property, which could have a material adverse effect on Multiband's business, financial condition and results of operations. Also, there can be no assurance that Multiband would be able to develop non-infringing technology or that it could obtain a license on commercially reasonable terms, or at all. Multiband's success depends in part on its ability to protect the proprietary and confidential aspects of its technology and the products and services it sells. There can be no assurance that the legal protections afforded to Multiband or the steps taken by Multiband will be adequate to prevent misappropriation of Multiband's intellectual property.

Variability of Quarterly Operating Results; Seasonality

      Variations in Multiband's revenues and operating results occur from quarter to quarter as a result of a number of factors, including customer engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates, the ability of customers to terminate engagements without penalty, the size and scope of assignments and general economic conditions. Because a significant portion of Multiband's expenses are relatively fixed, a variation in the number of customer projects or the timing of the initiation or completion of projects could cause significant fluctuations in operating results from quarter to quarter. Further, Multiband has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues and operating income occurring during the third quarter of the fiscal year.

Certain Anti-Takeover Effects

      Multiband is subject to Minnesota statutes regulating business combinations and restricting voting rights of certain persons acquiring shares of Multiband. These anti-takeover statutes may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of Multiband's securities, or the removal of incumbent management.

Volatility of Multiband's Common Stock

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

Item 2:

Properties

      Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58103 and 9449 Science Center Drive, New Hope, Minnesota 55428. We have no foreign operations. The main Fargo office lease expires in 2017 and covers approximately 22,500 square feet. The Fargo base rent ranges from $23,565 to $30,377 per month. The New Hope office lease expires in 2013 and covers approximately 47,000 square feet. The New Hope base rent ranges from $18,389 to $25,166 per month. Both the New Hope and Fargo leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities. Both offices have office, warehouse and training facilities.

      Multiband considers its current facilities adequate for its current needs and believes that suitable additional space would be available as needed.

Item 3:

Legal Proceedings

      The Company is involved in legal actions in the ordinary course of business, including an action brought by Private Investor's Equity Group (PIEG) brought in the third quarter of 2004, which seeks damages in excess of $75,000 over an alleged financing fee owed. The Company believes the claims are without merit and is vigorously defending against the action. However, as of December 31, 2004, with the possible exception of the aforementioned PIEG proceeding, Multiband was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

Item 4:

Submission of Matters to a Vote of Security Holders

      The Company did not submit matters to a vote of security holders during the last quarter of the fiscal year covered by this report.

PART II

Item 5:

Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

      Through May 17, 2000, Multiband's common stock was traded and quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "VICM." From May 18, 2000 until August 21, 2000, the common stock was quoted under the VICM symbol on the Pink Sheets(R) operated by Pink Sheets LLC. From August 21, 2000, to December 12, 2000, Multiband's common stock was traded and quoted on the OTCBB under the VICM symbol. Since then, the stock has been traded and quoted on the Nasdaq Smallcap market system. In July 2004, the symbol was changed to MBND to coincide with the Company's name change to Multiband Corporation. The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2003 and December 31, 2004 as provided by Nasdaq.

                Quarter Ended                         High Bid          Low Bid
                -------------                         --------          -------

March 31, 2003 .......................                $   1.37         $    .77

June 30, 2003 ........................                    2.49             1.03

September 30, 2003 ...................                    2.20             1.52

December 31, 2003 ....................                    1.85             1.23

March 31, 2004 .......................                    1.68             1.04

June 30, 2004 ........................                    2.70             1.30

September 30, 2004 ...................                    1.45              .96

December 31, 2004 ....................                    1.78             1.01


      As of March 31, 2005, Multiband had 637 shareholders of record of its common stock and 28,434,584 shares of common stock outstanding. As of that date, eight shareholders held a total of 27,931 of Class A Preferred, two shareholders held 8,700 shares of Class B Preferred, five shareholders held a total of 125,400 shares of Class C Preferred, one shareholder held a total of 150,000 shares of Class F Preferred, 14 shareholders held a total of 45,245 shares of Class G Preferred, 8 shareholders held a total of 4.8 shares of Class H
Preferred, and four shareholders held a total of 100,000 shares of Class I Preferred.

Recent Sales of Unregistered Securities

      In 2004, the Company, via accredited investor purchasers of common stock, exercise of warrants, or other conversion into common stock, issued 2.3 million common shares at various prices, netting proceeds of approximately $3.2 million.

      The Company in 2004 issued $212,110 worth of its common stock to Pyramid Trading LP in connection with conversion of a note payable and accrued interest. The common stock was issued at various prices pursuant to a formula tied to the trading price of the Company's common stock.

      The Company in 2004 issued $230,909 worth of its common stock to Laurus Master Fund Ltd in connection with conversion of a note payable. The common stock was issued at a conversion rate of $1.40.

      At various other times in 2004, the Company issued $194,575 worth of common stock in connection with conversion of interest and notes payable. The common stock was issued at various prices pursuant to a formula tied to the trading price of the Company's common stock.

      In 2004 the Company repurchased 27,500 shares of common stock for $62,975 from a former officer of the Company.

      The Company, during 2004, issued $452,450 worth of Class G Preferred Stock and $1,083,341 worth of Class H Preferred Stock to various accredited investors.

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

Common Stock

      Holders of common stock are entitled to one vote per share in all matters to be voted upon by shareholders. There is no cumulative voting for the election of directors, which means that the holders of shares entitled to exercise more than 50% of the voting rights in the election of directors are able to elect all of the directors. Multiband's Articles of Incorporation provide that holders of the Company's common stock do not have preemptive rights to subscribe for and to purchase additional shares of common stock or other obligations convertible into shares of common stock which may be issued by the Company.

      Holders of common stock are entitled to receive such dividends as are declared by Multiband's Board of Directors out of funds legally available for the payment of dividends. Multiband presently intends not to pay any dividends on the common stock for the foreseeable future. Any future determination as to the declaration and payment of dividends will be made at the discretion of the Board of Directors. In the event of any liquidation, dissolution or winding up of Multiband, and subject to the preferential rights of the holders of the Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred and Class E Preferred, the holders of common stock will be entitled to receive a pro rata share of the net assets of Multiband remaining after payment or provision for payment of the debts and other liabilities of Multiband.

      All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock of Multiband are not liable for further calls or assessments.

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

Preferred Stock

In December 1998, Multiband issued 2,550 shares of Class A Preferred for $23,638 and 37,550 shares of Class B Preferred for $359,893. The Class B Preferred was offered to certain note holders at a conversion rate of $10.00 per share of Class B Preferred. Each share of Class A Preferred and Class B Preferred is non-voting (except as otherwise required by law) and convertible into five shares of common stock, subject to adjustment in certain circumstances. Each holder of a share of Class A Preferred or Class B Preferred has a five-year warrant to purchase one share of common stock at $3.00 per share, subject to adjustment. During 2001, Multiband issued 67,655 shares of Class A Preferred for $676,556.

      In June 2000, Multiband issued 80,500 shares of Class C Preferred for $805,000. The Class C Preferred was offered to certain note holders at a conversion rate of $10.00 a share. In September 2000, Multiband issued an additional 72,810 shares of Class C Preferred for $728,100. Each share of Class C Preferred is non-voting (except as otherwise required by law) and convertible into two shares of Multiband common stock, subject to adjustment in certain circumstances.

      In November 2000, Multiband issued 72,500 shares of Class D Preferred for $490,332. The Class D Preferred was sold to eight accredited investors at $10.00 per share. Each share of Class D Preferred is non-voting (except as otherwise required by law) and convertible into two and one-half shares of Multiband Common Stock, subject to adjustment in certain circumstances.

      In the second quarter of 2002, Preferred Class D stocks were redeemed; $100,000 converted to Common Stock, and $300,000 converted to a Note Payable.

      In the fourth quarter of 2002, Multiband issued 70,000 shares of Class E Preferred for $700,000, with $600,000 related to conversion of a note payable from a director of the Company into Preferred Stock.

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

      In addition, during 2003 $133,100 worth of Class C Preferred Stock was redeemed.

      During the second quarter of 2004, $776,500 worth of Class E Preferred Stock was converted into Common Stock at a price of $1.25 per share. During the third quarter of 2004, two million dollars worth of Class F Preferred Stock was issued. During the fourth quarter of 2004, $452,450 worth of Class G Preferred Stock was issued and $1,083,341 worth of Class H Preferred Stock was issued.

      In the first quarter of 2005, the company issued $10,000,000 worth of Class I Preferred Stock.

      The holders of the Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred, Class E Preferred, Class F Preferred, Class G Preferred and Class H Preferred (collectively, "Preferred Stock") are entitled to receive, as and when declared by the Board, out of the assets of the Company legally available for payment thereof, cumulative cash dividends calculated based on the per share stated value of the Preferred Stock. The per annum dividend rate is eight percent (8%) for the Class A Preferred and ten percent (10%) for the Class B Preferred, Class C Preferred and Class F Preferred, fourteen percent (14%) for the Class D Preferred, fifteen percent (15%) for the Class E Preferred, to be paid in kind, eight percent (8%) for the Class G Preferred and six percent (6%) for the Class H Preferred. Dividends on the Class A Preferred, Class C Preferred, Class D Preferred, Class F Preferred and Class G Preferred are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Dividends on the Class B Preferred are payable monthly on the first day of each calendar month. Dividends on the Class H Preferred are payable semiannually on June 30 and December 31 of each year. Dividends on the Preferred Stock accrue cumulatively on a daily basis until the Preferred Stock is redeemed or converted.

      In the event of any liquidation, dissolution or winding up of Multiband, the holders of the Class A Preferred and Class B Preferred will be entitled to receive a liquidation preference of $10.50 per share, and the holders of the Class C Preferred, Class D Preferred, Class E Preferred, Class F Preferred and Class G Preferred will be entitled to receive a liquidation preference of $10.00 per share, each subject to adjustment. Holders of the Class H Preferred will be entitled to receive a liquidation preference of $100,000 per share. Any liquidation preference shall be payable out of any net assets of Multiband remaining after payment or provision for payment of the debts and other liabilities of Multiband.

      Multiband may redeem the Preferred Stock, in whole or in part, at a redemption price of $10.50 per share for the Class A Preferred and the Class B Preferred and $10.00 per share for the Class C Preferred, Class D Preferred, Class E Preferred, Class F Preferred and Class G Preferred (subject to adjustment, plus any earned and unpaid dividends) on not less than thirty days' notice to the holders of the Preferred Stock, provided that the closing bid price of the common stock exceeds $4.00 per share (subject to adjustment) for any ten consecutive trading days prior to such notice. Upon Multiband's call for redemption, the holders of the Preferred Stock called for redemption will have the option to convert each share of Preferred Stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by Multiband in its sole discretion. Preferred Stock not so converted will be redeemed. No holder of Preferred Stock can require Multiband to redeem his or her shares.

Item 6:

Selected Consolidated Financial Data

      The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data for each of the fiscal years in the three year period ended December 31, 2004, have been derived from our consolidated financial statements and accompanying notes contained in this prospectus. The Statement of Operations Data for the year ended December 31, 2001 and 2000 and the Balance Sheet data at December 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements which are not contained in this filing.

Statement of Operations Data           2004               2003               2002               2001               2000
-----------------------------     ------------       ------------       ------------       ------------       ------------
Revenues ....................     $ 11,067,834       $  1,441,118       $    577,221       $    265,996       $     73,319
Cost of products and services
                                  $  5,943,395       $    884,536       $    418,093       $    226,432       $    105,617
Gross profit ................     $  5,124,439       $    556,582       $    159,128       $     39,564       $    (32,298)
% of revenues ...............             46.3%              38.6%              27.6%              14.9%            (44.05)%
Selling, general and
  administrative expenses ...     $  5,960,050       $  2,647,870       $  1,971,584       $  2,555,144       $  2,870,657
% of revenues ...............             53.9%             183.0%             641.6%             960.6%           3915.30%
Depreciation and amortization     $  3,432,779       $  1,065,650       $  1,193,306          1,165,610            830,181
Loss from Operations ........     $ (4,268,390)      $ (3,156,938)      $ (3,005,762)      $ (3,681,190)      $ (3,733,136)
Other expense net ...........     $ (1,058,252)      $   (548,476)      $ (1,439,069)      $ (1,070,802)      $   (280,962)
Minority interest in
   subsidiary ...............     $          0       $     33,366       $          0       $          0       $          0

Loss before income taxes ....     $ (5,326,642)      $ (3,672,048)      $ (4,444,831)      $ (4,751,992)      $ (4,014,098)
Income tax provision ........     $          0       $          0       $          0       $          0       $      8,849
Net Loss from Continuing
   Operations ...............     $ (5,326,642)      $ (3,672,048)      $ (4,444,831)      $ (4,751,992)      $ (4,022,947)
Discontinued operations .....     $ (4,457,320)      $   (692,956)             6,772       $   (573,560)          (212,884)
Net Loss ....................     $ (9,783,962)      $ (4,365,004)      $ (4,438,059)      $ (5,325,552)      $ (4,235,831)
Loss attributable to common
   stockholders .............     $(10,374,417)      $ (4,613,693)      $ (4,591,637)      $ (5,758,221)      $ (5,082,011)
Loss per common share-basic
   and diluted ..............     $       (.42)      $       (.27)      $       (.38)      $       (.66)      $      (0.72)
Weighted average shares
   outstanding ..............       23,307,594         16,112,231         11,735,095          8,762,814          7,009,751


Balance Sheet Data                     2004               2003               2002               2001               2000
-----------------------------     ------------       ------------       ------------       ------------       ------------
Working capital
   (deficiency) .............     $ (8,931,414)      $  1,118,792       $   (252,870)      $    426,549       $  2,870,114
Total assets ................     $ 26,653,712       $ 13,902,885       $ 10,347,316       $ 12,209,681       $ 15,614,573
Long-term debt ..............     $  3,498,657       $  2,262,891       $  3,273,350       $  3,311,870       $  3,362,083
Stockholders' equity ........     $  8,549,431       $  5,807,711       $  2,642,285       $  4,184,001       $  5,876,352


Item 7:

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following discussion of the financial condition and results of operations of Multiband should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Years Ended December 31, 2004 and December 31, 2003.

This discussion does not include the results of discontinued operations.

Results of Operations

The following table sets forth certain items.

                                                           2004          2003
                                                         -------       -------
Revenues

Multiband                                                      0%            0%
MCS                                                          100%          100%
                                                         -------       -------
                               Total Revenues                100%          100%
                                                         =======       =======

Cost of Sales
Multiband                                                      0%            0%
MCS                                                        53.70%        61.38%
                                                         -------       -------
Total Cost of Sales                                        53.70%        61.38%
                                                         =======       =======
Gross Margin                                               46.30%        38.62%
Selling, General and Administrative expenses               53.85%       183.73%
Operating loss from continuing operations                 (48.12%)     (254.81%)
Loss from discontinued operations                         (40.27%)      (48.08%)
Net Loss                                                  (88.40%)     (302.89%)


Revenues:

      Total revenues from continuing operations increased 668.0% from $1,441,118 in 2003 to $11,067,834 in 2004. This significant increase in revenues is primarily due to the Company's acquisition of subscriber related assets in 2004 which produced a material increase in consumer recurring revenues. These acquisitions led primarily to the Company in 2004 growing from approximately 6,800 subscribers to approximately 30,000 subscribers. The Company's revenues are expected to increase in 2005, even without further acquisitions, as the Company will experience a full year's worth of revenues from these acquisitions made in 2004.

Gross Margin:

      The Company's Gross Margin was $5,124,430 in 2004 compared to $556,582 in 2003. The significant increase in Gross Margin resulted from the aforementioned increase in revenues due primarily to acquisitions. For 2004, Gross Margin, as a percentage of total revenues, was 46.30% versus 38.62% for 2003. The Company expects Gross Margin percentages to remain stable in future periods due to the relatively predictable nature of its consumer recurring revenues.

Selling, General and Administrative Expenses

      These expenses from continuing operations increased 125.08% to $5,960,050 in 2004, compared to $2,647,870 in 2003. The increase in expenses was directly related to the Company's increase in revenues. Furthermore, the Company's integration of various accounting, information technology and customer service activities from its 2004 acquisitions produced material start up and additional expense. Selling, general and administrative expenses were, as a percentage of revenues, 53.85 % for 2004 and 183.73% for 2003. The Company expects these expenses to decline as a percentage of revenues throughout 2005 as the aforementioned integration expenses should be mitigated.

Interest Expense

      Interest expense was $1,055,488 for 2004 versus $488,156 for 2003, reflecting an increase in debt related to acquisitions.

Net Loss

      The Company, in 2004, showed a net loss of $9,783,962, inclusive of the loss from discontinued operations, which totaled $4,457,320. The Company's net loss in 2003 totaled $4,365,004 which included a discontinued operations loss of $692,956. Included in the loss from discontinued operations was an impairment of goodwill of $2,748,879 for the year ended December 31, 2004 (see Note 1 to the consolidated financial statements for further detail).

Years Ended December 31, 2003 and December 31, 2002

Results of Operations

      The   following   table  sets  forth  certain  items  from  the  Company's
consolidated statements of operations expressed as a percentage of total revenue.

                                                           2003          2002
                                                         -------       -------
Revenues

Multiband                                                      0%            0%
MCS                                                        100.0%        100.0%
                                                         -------       -------
                             Total Revenues                100.0%        100.0%
                                                         =======       =======
Cost of Sales

Multiband                                                      0%            0%
MCS                                                        61.38%        72.43%
                                                         -------       -------
Total Cost of Sales                                        61.38%        72.43%
                                                         =======       =======
Gross Margin                                               38.62%        27.57%
Selling, General and Administrative                       183.73%       341.56%
expenses
Operating loss from continuing operations                (254.81%)     (770.04%)
Loss from discontinued operations                         (48.08%)       (1.17%)
Net Loss                                                 (302.89%)     (768.87%)


Revenues

      Total revenues increased 149.7% to $1,441,118 in 2003 from $577,221 in 2002.

      This increase is due to the expansion of MCS services to nineteen apartment properties and eighteen timeshare properties.

Gross Margin

      The Company's gross margin was $556,582 for 2003, as compared to $159,128 for 2002. The increase of 249.8% in 2003 was due to the aforementioned revenue increase. For 2003, gross margin, as a percentage of total revenues, was 38.6% versus 27.6% for 2002. The Company expects gross margins to maintain or even slightly increase in future periods as recurring revenues become a greater percentage of the Company's overall revenue mix.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased 34.3% to $2,647,870, compared to $1,971,584 in 2002. This increase in expenses is primarily related to increased payroll and facility expense and costs incurred for re-branding Vicom operating divisions as Multiband. Increased payroll primarily resulted from acquisition related payroll expense and increase in officer compensation in 2003. Selling, general and administrative expenses were, as a percentage of revenues, 183.7% for 2003 and 341.5% for 2002.

Interest Expense

      Interest expense was $488,156 for 2003, versus $1,256,965 for 2002 reflecting a substantial decrease in Original Issue Discount expense associated with long term debt and a significant decrease in cash interest expense associated with notes payable.

Net Loss

      In 2003, the Company incurred a net loss of $4,365,004 compared to a net loss of $4,438,059 for 2002.

Unaudited Quarterly Results

      The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ending December 31, 2004. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues in the third quarter of the fiscal year.

----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
                       Dec.31,    Sept. 30,    June 30,      March 31,     Dec. 31,    Sept. 30,   June 30,      March 31,
                         2004       2004         2004          2004          2003        2003       2003           2003
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Revenues:
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Vicom                        0            0            0             0            0             0            0           0
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
MCS                  3,475,576    3,918,342    2,911,261       762,655      429,141       418,897      357,961     235,120
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Total
Revenues             3,475,576    3,918,342    2,911,261       762,655      429,141       418,897      357,961     235,120
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Cost of Sales        1,889,980    1,952,631    1,712,280       410,962      290,391       238,336      202,065     153,647
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Gross Margin         1,585,597    1,965,711    1,198,981       351,693      138,750       180,561      155,896      81,473
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
SG&A Expense         2,148,570    1,845,547    1,137,780       828,153      931,304       592,868      649,768     474,136
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Depreciation &
Amortization           881,826    1,048,031    1,150,677       352,245      295,131       279,812      263,330     227,379
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Operating Loss     (1,444,800)    (927,867)  (1,089,476)     (828,705)  (1,087,685)     (692,119)    (757,202)   (620,042)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Interest Expense     (382,854)    (254,314)    (188,986)     (229,334)    (135.411)      (97,977)    (113,580)   (131,795)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Other Income
(Expenses)              13,403     (15,423)        6,851        14,863     (12,136)           323        5,548    (63,290)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Minority
Interest                                                                     38,170       (3,460)      (1,392)           0
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Net Loss Before
Taxes              (1,814,251)  (1,197,604)  (1,271,611)   (1,043,176)  (1,197,062)     (793,233)    (866,626)   (815,127)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Income Tax
(Benefit)
Provision                    0            0            0             0            0             0            0           0
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Income (loss)
from continuing
operations         (1,814,251)  (1,197,604)  (1,271,611)   (1,043,176)  (1,197,062)     (793,233)    (866,626)   (815,127)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Discontinued
Operations         (3,149,780)    (653,989)    (179,863)     (473,688)    (434,537)      (39,389)     (68,038)   (150,992)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Net Loss           (4,964,031)  (1,851,593)  (1,451,474)   (1,516,864)  (1,631,599)     (832,622)    (934,664)   (966,119)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Loss Per Common
Share Basic and
Diluted                  (.20)        (.07)        (.06)         (.08)        (.09)         (.05)        (.06)       (.07)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------

Liquidity and Capital Resources

Year Ended December 31, 2004

Available working capital for 2004 decreased to $8,931,414 primarily due to acquisition related debt load. Accounts receivable increased by $ 1,125,668 in 2004 due to a significant increase in consumer revenues. Current liabilities increased in 2004 $8,298,728 due primarily to higher accounts payable and accrued liabilities directly related to the increase in consumer revenues. In addition, current maturities of long-term debt increased $500,000 and short-term debt increased $4.5 million as of December 31, 2004 versus December 31, 2003 due to the short-term debt issued related to the 2004 acquisitions. Inventories decreased by $135,024 due to the Company's need to carry less inventory in its consumer services division versus its discontinued business services division.

Total long term debt and  capital  lease  obligations  increased  by  $1,717,015 during the year ended December 31, 2004. Multiband paid out $74,902 related to capital lease obligations and $345,578 related to long term debt during the year ended December 31, 2004 versus $276,069 paid out in 2003.

The Company used $748,704 for capital expenditures during 2004, as compared to $526,936 in 2003. This increase was related to additional purchases required as a result of the business acquisitions made during 2004. Capital expenditures in 2005 are expected to be consistent with those in 2004.

In November 2004, the Company borrowed $2,166,667 from a group of accredited institutional investors. The notes are convertible into shares of common stock at $1.00 per share. The notes accrue interest at the rate of 6% per annum, which interest is payable semi-annual in cash or common stock at the Company's election.

Net cash used by operations in 2004 was $2,289,645 as compared to cash used by operations in 2003 of $2,580,248. This reduction reflects improved performance from operations, exclusive of non cash expenses. During the years ended December 31, 2004 and December 31, 2003, the Company incurred significant net losses. Although the majority of those losses were due to non-cash expenses, the Company in 2004 still continued to incur cash losses as well due to general corporate expense. However, those cash losses decreased significantly in 2004 versus 2003 by the on-going additions of MCS properties in the Company's portfolio which provided improved cash flows.

      The Company, as is common in the cable and telecommunications industries, uses earnings before interest, taxes, depreciation, and amortization ("EBITDA") as a measure of performance to demonstrate earnings exclusive of interest and non-cash events. EBITDA is not, and should not be considered an alternative to net income, income from operations, or any other measure for determining operating performance or liquidity, as determined under accounting principals generally accepted in the United States.

The most directly comparable GAAP reference in the Company's case is the removal of interest, depreciation, amortization and other non cash charges. The following table reconciles Company EBITDA to our consolidated net loss as computed under GAAP.

                                          Three Months Ended December 31,    Twelve Months Ended December 31,
                                               2004             2003             2004             2003
                                           -----------      -----------      -----------      -----------
EBITDA                                     $  (549,569)     $  (792,446)     $  (838,373)     $(2,091,288)
Interest Expense, other                       (102,203)          23,862         (211,669)         (69,133)
Depreciation and Amortization                 (881,828)        (295,129)      (3,432,779)      (1,065,652)
Loss from discontinued operations           (3,149,780)        (434,537)      (4,457,320)        (692,956)
Other Non Cash Expense associated with
common stock issuance                         (280,651)        (133,349)        (843,818)        (445,975)
                                           -----------      -----------      -----------      -----------

Net Loss                                   $(4,964,031)     $(1,631,599)     $(9,783,962)     $(4,365,004)
                                           ===========      ===========      ===========      ===========

In February 2005, the Company sold ten million dollars worth of Class I convertible preferred stock. With this investment and the Company's anticipated EBITDA for 2005 based on 2004 trends, Multiband management believes that it can meet the anticipated liquidity and capital resource requirements of its business in 2005.

Year Ended December 31, 2003

      Available working capital for 2003 increased $1,371,662 primarily to a stronger cash position due to investing activities. Multiband successfully completed an offering of institutional financing in the second half of 2003 raising net proceeds of $2,223,150. Multiband had a decrease of $289,890 in accounts receivable as a result of a reduction in sales. Current liabilities increased in 2003 by $1,373,968 as a result of higher current portion of long term debt and accrued liabilities. Inventories increased by $509,762 primarily due to a planned expansion to provide wireless intranet service.

      Total long term debt and capital lease obligation decreased by $1,010,459 during the year ended December 31, 2003. Multiband paid out $75,301 related to capital lease obligations and $200,768 related to long term debt during the year ended December 31, 2003 versus $1,069,433 paid out in 2002.

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

      Net cash used by operations in 2003 was $2,580,248 as compared to cash used by operations in 2002 of $869,721. The cash used by operations in 2003 is due primarily to net operating losses and a reduction in the wholesale line of credit. During the years ended December 31, 2003, and December 31, 2002, the Company incurred significant net losses. Although the majority of these losses were due to non-cash expenses, The Company still continued to incur cash losses as well due to general corporate expense. The on-going addition of MCS properties in the Company's portfolio provided additional cash flows in 2003 and those cash flows are projected to improve in 2004 with additional expansions. Management of Multiband believes that, for the near future, cash generated from new investments combined with existing credit facilities are adequate to meet the anticipated liquidity in capital resource requirements of its business, contingent upon Company operating results for the next twelve months.

Critical Accounting Policies

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvement. At December 31, 2004, the Company had net property and equipment of $4,372,474 , which represents approximately 16% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. In 2004 and 2003, the Company did not record any impairment. In 2002 the Company recorded impairment of $119,480 on property, plant and equipment.

Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $812,366, as of December 31, 2004, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. In 2004, the Company recorded an impairment charge of $527,879 related to Multiband Business Services. In 2004, the Company wrote off $2,221,000 worth of goodwill from discontinued operations. During the years ended December 31, 2003 and 2002 , the Company did not record any impairment losses related to goodwill.

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

Recent Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with the quarterly period that begins July 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards. As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R for the year ending December 31, 2006 is estimated to range from approximately $150,000 and $200,000 based on the value of the options outstanding as of December 31, 2004 that will vest during the third and fourth quarters of 2006. This estimate does not include any expenses for options that may be granted and vested during 2005.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The adoption of FIN 46R did not have a material effect on the Company's consolidated financial statements.

Disclosures about Contractual Obligations and Commercial Commitments

      The following summarizes our contractual obligations at December 31, 2004, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):


                                Total      1 Year or Less     1-3 Years      Over 3 Years
                             -----------     -----------     -----------     -----------
Operating Leases             $ 6,684,000     $   530,000     $ 1,644,000     $ 4,510,000
Capital Leases                   778,640         247,531         508,841          22,268
Long Term Debt                 6,532,081       1,524,527       4,881,391         126,163
Wholesale Line of Credit         926,201         926,201              --              --
Short Term Debt                4,481,099       4,481,099              --              --
Note Payable Stockholder          84,801          84,801              --              --
                             -----------     -----------     -----------     -----------

Total                        $19,486,822     $ 7,794,159     $ 7,034,232     $ 4,658,431
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

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

      Multiband is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the notes payable to Laurus Master Fund, Ltd., which is three percent over the prime interest rate, and the note payable to the Sellers of Rainbow Satellite Group, LLC, which is at prime.

Item 8.

Consolidated Financial Statements and Supplementary Data

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    FKA: VICOM, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm             1

Financial Statements

    Consolidated Balance Sheets                                     2

    Consolidated Statements of Operations                           3

    Consolidated Statements of Stockholders' Equity                4 - 12

    Consolidated Statements of Cash Flows                          13

    Notes to Consolidated Financial Statements                     14 - 39

Supplemental Information

    Report of Independent Registered Public Accounting Firm on
      Supplementary Information                                    40

    Valuation and Qualifying Accounts                              41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders, Board of Directors, and Audit Committee
Multiband Corporation and subsidiaries (formerly known as Vicom, Incorporated and subsidiaries)

We have audited the accompanying consolidated balance sheets of Multiband Corporation and subsidiaries (formerly known as Vicom, Incorporated and subsidiaries) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multiband Corporation and subsidiaries (formerly known as: Vicom, Incorporated and subsidiaries) as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP


Minneapolis, Minnesota
March 8, 2005 (except as to Note 16, as to which the date is April 8, 2005).

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   (FKA: VICOM, INCORPORATED AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003


                                     ASSETS

                                                                                    2004              2003
                                                                                ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                                   $    726,553      $  2,945,960
    Certificate of deposit                                                           650,000           250,000
    Accounts receivable, net                                                       2,783,774         1,658,114
    Inventories, net                                                                 231,993           367,017
    Current assets of discontinued operations                                        634,307         1,606,800
    Other current assets                                                             146,334            96,550
                                                                                ------------      ------------
        Total Current Assets                                                       5,172,961         6,924,441
                                                                                ------------      ------------

PROPERTY AND EQUIPMENT, NET                                                        4,372,474         3,538,415
                                                                                ------------      ------------

OTHER ASSETS
    Goodwill                                                                         812,366                 0
    Intangible assets, net                                                        16,081,635           503,625
    Other assets of discontinued operations                                           47,975         2,800,168
    Other assets                                                                     146,301           136,236
                                                                                ------------      ------------

        Total Other Assets                                                        17,088,277         3,440,029
                                                                                ------------      ------------

           TOTAL ASSETS                                                         $ 26,633,712      $ 13,902,885
                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks issued in excess of cash in bank                                     $    234,348      $    147,398
    Short-term debt                                                                4,481,099                 0
    Wholesale line of credit                                                         926,201           976,314
    Current portion of long-term debt                                              1,524,527           998,813
    Current portion of note payable - stockholder                                     84,801            81,554
    Current portion of capital lease obligations                                     201,530            54,939
    Accounts payable                                                               2,561,611         1,771,699
    Accrued liabilities                                                            3,030,024         1,308,838
    Contingent liability                                                             222,700                 0
    Customer deposits                                                                 59,875                 0
    Current liabilities of discontinued operations                                   370,921           421,275
    Deferred service obligations and revenue                                         406,738            44,819
                                                                                ------------      ------------
        Total Current Liabilities                                                 14,104,375         5,805,649

LONG-TERM LIABILITIES
    Long-term debt, net                                                            3,498,657         2,087,156
    Note payable - stockholder, net of current portion                                    --            32,837
    Capital lease obligations, net of current portion                                481,249           142,898
                                                                                ------------      ------------

        Total Liabilities                                                         18,084,281         8,068,540
                                                                                ------------      ------------

MINORITY INTEREST IN SUBSIDIARY                                                           --            26,634
                                                                                ------------      ------------
STOCKHOLDERS' EQUITY
    Cumulative convertible preferred stock, no par value:
        8% Class A ( 27,931 and 27,931  shares issued and outstanding,               419,752           419,752
         $293,276 and $293,276 liquidation preference)
        10% Class B (8,700 and 8,700  shares issued and outstanding,                  62,000            62,000
         $91,350 and $91,350 liquidation preference)
        10% Class C (125,400 and 125,400 shares issued and outstanding,            1,611,105         1,611,105
         $1,254,000 and  $1,254,000 liquidation preference)
        15% Class E (0 and 77,650  shares issued and outstanding, $0 and                   0           438,964
         $776,500 liquidation preference)
        10% Class F (150,000 and 0 shares issues and outstanding,                  1,500,000                 0
         $1,500,000 and $0 liquidation preference)
        8% Class G (45,245 and 0 shares issued and outstanding, $452,450             179,897                 0
         and  $0 liquidation preference)
        6% Class H (11.5 and 0 shares issued and outstanding, $1,150,000                   0                 0
         and $0 liquidation preference)
    Common stock, no par value (25,784,490 and 19,036,805  shares issued;         16,888,291         7,726,505
        25,781,818 and 19,019,786 shares outstanding)
    Stock subscriptions receivable                                                  (391,264)         (418,085)
    Options and warrants                                                          32,985,983        30,514,872
    Unamortized compensation                                                          (1,724)         (217,210)
    Accumulated deficit                                                          (44,704,609)      (34,330,192)
                                                                                ------------      ------------

           Total Stockholders' Equity                                              8,549,431         5,807,711
                                                                                ------------      ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 26,633,712      $ 13,902,885
                                                                                ============      ============

          See accompanying notes to consolidated financial statements.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   (FKA: VICOM, INCORPORATED AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2004, 2003 and 2002

--------------------------------------------------------------------------------

                                                               2004              2003              2002
                                                           ------------      ------------      ------------
REVENUES                                                   $ 11,067,834      $  1,441,118      $    577,221
                                                           ------------      ------------      ------------

COST AND EXPENSES
    Cost of products and services                             5,943,395           884,536           418,093
    Selling, general and administrative                       5,960,050         2,647,870         1,971,584
     Depreciation and amortization                            3,432,779         1,065,650         1,193,306
                                                           ------------      ------------      ------------

        Total costs and expenses                             15,336,224         4,598,056         3,582,983
                                                           ------------      ------------      ------------

LOSS FROM OPERATIONS                                         (4,268,390)       (3,156,938)       (3,005,762)
                                                           ------------      ------------      ------------

OTHER INCOME (EXPENSE)
    Interest expense                                         (1,055,488)         (488,156)       (1,256,965)
    Interest income                                               8,805            10,406            52,174
    Loss on sale of assets                                      (26,217)                0                 0
    Other income                                                 14,648           (70,726)         (234,278)
                                                           ------------      ------------      ------------

        Total Other Expense                                  (1,058,252)         (548,476)       (1,439,069)
                                                           ------------      ------------      ------------
LOSS BEFORE MINORITY INTEREST IN SUBSIDIARY                  (5,326,642)       (3,705,414)       (4,444,831)


    Minority interest in subsidiary                                   0            33,366                 0
                                                           ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                              (5,326,642)       (3,672,048)       (4,444,831)

LOSS FROM DISCONTINUED OPERATIONS                            (4,457,320)         (692,956)            6,772
                                                           ------------      ------------      ------------

NET LOSS                                                     (9,783,962)       (4,365,004)       (4,438,059)

    Preferred stock dividends                                   590,455           248,689           153,578
                                                           ------------      ------------      ------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                   $(10,374,417)     $ (4,613,693)     $ (4,591,637)
                                                           ============      ============      ============
BASIC AND DILUTED LOSS PER COMMON SHARE:
    LOSS FROM CONTINUING OPERATIONS                        $       (.23)     $       (.23)     $       (.38)
                                                           ============      ============      ============

    LOSS FROM DISCONTINUED OPERATIONS                      $       (.19)     $       (.04)     $       (.00)
                                                           ============      ============      ============

    NET LOSS                                               $       (.42)     $       (.27)     $       (.38)
                                                           ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
    BASIC AND DILUTED                                        23,307,594        16,112,231        11,735,095
                                                           ============      ============      ============

          See accompanying notes to consolidated financial statements.

                      MULTIBAND COPORATION AND SUSIDIARIES
                   (FKA: VICOM, INCORPORATED AND SUBSIDIARIES)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS'STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2004, 2003, and 2002


                                                                 Cumulative Convertible Preferred Stock

                                                      8% Class A             10% Class B            10% Class C
                                                ---------------------- ---------------------- ----------------------
                                                  Shares     Amount     Shares      Amount     Shares       Amount
                                                ---------- ---------- ----------  ---------- ----------  -----------
BALANCES, December 31, 2001                         28,872   $433,867      8,700     $87,000    139,510   $1,800,447
 Stock issued:
    Cash                                                -          -          -           -          -             -
    Reduction of stock subscriptions                    -          -          -           -          -             -
       receivable for fees related to equity
       transactions
    Acquisition of assets                            1,859     18,590         -           -          -             -
    Guarantee of debt financing                         -          -          -           -          -             -
    Services rendered                                   -          -          -           -          -             -
    Conversion of accounts payable                      -          -          -           -          -             -
    Conversion of notes payable and accrued
      interest                                          -          -          -           -          -             -
    Conversion of accrued interest                      -          -          -           -          -             -
    Conversion of preferred stock                       -          -     (2,500)    (25,000)    (2,500)     (25,000)
 Redemption of preferred stock                     (2,900)   (29,000)         -           -     (5,500)     (55,000)
 Discount on preferred stock related to
   warrants issued                                      -     (5,205)         -           -          -      (21,040)
 Interest receivable on stock subscription              -          -          -           -          -             -
   receivable
 Warrants issued:
    Preferred stock                                     -          -          -           -          -             -
    Common stock                                        -          -          -           -          -             -
    Debt                                                -          -          -           -          -             -
 Deferred compensation expense related to
  stock options issued below fair market value          -          -          -           -          -             -
 Deferred compensation expense                          -          -          -           -          -             -
 Restricted stock:
    Issued and outstanding                              -          -          -           -          -             -
    Forfeited                                           -          -          -           -          -             -
    Amortization expense                                -          -          -           -          -             -
 Embedded value with Pyramid Trading warrants           -          -          -           -          -             -
 Preferred stock dividends                              -          -          -           -          -             -
 Net loss                                               -          -          -           -          -             -
                                                ---------- ---------- ----------  ---------- ----------  -----------

BALANCES, December 31, 2002                         27,831    418,252      6,200      62,000    131,510    1,699,407
 Stock issued:
    Cash                                               100      1,000      2,500      25,000         -             -
    Exercise of warrants                                -          -          -           -          -             -
    Cashless exercise of warrants                       -          -          -           -          -             -
    Exercise of stock options                           -          -          -           -          -             -
    Reduction of stock subscriptions                    -          -          -           -          -             -
       receivable for fees related to equity
       transactions
    Acquisition of assets                               -          -          -           -          -             -
    Conversion of accounts payable                      -          -          -           -       7,200       72,000
    Conversion of notes payable                         -          -          -           -          -             -
    Conversion of accrued interest                      -          -          -           -          -             -
    Conversion of preferred stock                       -          -          -           -     (4,000)     (40,000)
    Conversion of dividends payable                     -          -          -           -          -             -
 Redemption of preferred stock                          -          -          -           -     (9,310)     (93,100)
 Intrinsic value of convertible feature                 -         500         -           -          -      (27,202)
 Discount on preferred stock related to
   warrants issued                                      -          -          -     (25,000)         -             -
 Stock subscriptions receivable:
    Cash payments                                       -          -          -           -          -             -
    Increase reserve                                    -          -          -           -          -             -
    Interest collected                                  -          -          -           -          -             -
 Warrants issued:
    Preferred stock                                     -          -          -           -          -             -
    Common stock                                        -          -          -           -          -             -
    Debt                                                -          -          -           -          -             -
    Services rendered                                   -          -          -           -          -             -
 Deferred compensation expense related to
   stock options issued below fair market value         -          -          -           -          -             -
 Deferred compensation expense                          -          -          -           -          -             -
 Restricted stock:
    Forfeited                                           -          -          -           -          -             -
    Amortization expense                                -          -          -           -          -             -
 Embedded value with Laurus warrants                    -          -          -           -          -             -
 Preferred stock dividends                              -          -          -           -          -             -
 Net loss                                               -          -          -           -          -             -
                                                ---------- ---------- ----------  ---------- ----------  -----------

BALANCES, December 31, 2003                         27,931    419,752      8,700      62,000    125,400    1,611,105

 Stock issued:
    Cash                                                -          -           -          -           -          -
    Exercise of warrants                                -          -           -          -           -          -
    Cashless exercise of warrants                       -          -           -          -           -          -
    Reduction of stock subscriptions                    -          -           -          -           -          -
       receivable for fees related to equity
       transactions
    Acquisition of assets - remaining 50%               -          -           -          -           -          -
       ownership of MBUSA
    Acquisition of assets - URON, Inc.                  -          -           -          -           -          -
    Acquisition of assets - Satellite
       Broadcasting Corporation and affiliates          -          -           -          -           -          -
    Acquisition of assets - Minnesota Digital           -          -           -          -           -          -
       Universe, Inc.
    Acquisition of assets - Rainbow Satellite           -          -           -          -           -          -
       Group, LLC.
    Acquisition of assets  - 21st Century               -          -           -          -           -          -
       Satellite Communications
    Property and equipment                              -          -           -          -           -          -
    Conversion of notes payable                         -          -           -          -           -          -
    Conversion of accrued interest                      -          -           -          -           -          -

 Conversion of preferred stock                          -          -           -                      -          -
    Conversion of dividends payable                     -          -           -          -           -          -
    In lieu of cash for services                        -          -           -          -           -          -
    In lieu of cash for other current assets            -          -           -          -           -          -
 Stock repurchase                                       -          -           -          -           -          -
 Conversion of preferred stock into note
   payable                                              -          -           -          -           -          -
 Intrinsic value of convertible feature
 Discount on preferred stock related to                 -          -           -          -           -          -
    warrants issued
 Stock subscriptions receivable:                        -          -           -          -           -          -
    Cash payments                                       -          -           -          -           -          -
    Interest collected                                  -          -           -          -           -          -
 Warrants issued for debt modification                  -          -           -          -           -          -
 Deferred compensation expense related to               -          -           -          -           -          -
    stock options issued below fair market
    value
 Deferred compensation expense                          -          -           -          -           -          -
 Restricted stock:
    Forfeited                                           -          -           -          -           -          -
    Amortization expense                                -          -           -          -           -          -
 Preferred stock dividends                              -          -           -          -           -          -
 Net loss                                               -          -           -          -           -          -
                                                ---------- ----------  ---------- ----------  ---------- ----------

BALANCES, December 31, 2004                         27,931 $  419,752       8,700 $   62,000     125,400 $1,611,105
                                                ========== ==========  ========== ==========  ========== ==========
                                                 Cumulative Convertible Preferred Stock

                                                      14% Class D            15% Class E
                                                ---------------------- -----------------
                                                  Shares     Amount      Shares     Amount
                                                ---------- ----------  ---------- --------
BALANCES, December 31, 2001                         40,000    $417,500         -          -
 Stock issued:
    Cash                                                -           -      10,000    100,000
    Reduction of stock subscriptions                    -           -          -          -
       receivable for fees related to equity
       transactions
    Acquisition of assets                               -           -          -          -
    Guarantee of debt financing                         -           -          -          -
    Services rendered                                   -           -          -          -
    Conversion of accounts payable                      -           -          -          -
    Conversion of notes payable and accrued
      interest                                    (30,000)   (300,000)     60,000    600,000
    Conversion of accrued interest                      -           -          -          -
    Conversion of preferred stock                 (10,000)   (100,000)         -          -
 Redemption of preferred stock                          -           -          -          -
 Discount on preferred stock related to
   warrants issued                                      -     (17,500)         -   (304,222)
 Interest receivable on stock subscription              -           -          -          -
   receivable
 Warrants issued:
    Preferred stock                                     -           -          -          -
    Common stock                                        -           -          -          -
    Debt                                                -           -          -          -
 Deferred compensation expense related to
   stock options issued below fair market value         -           -          -          -
 Deferred compensation expense                          -           -          -          -
 Restricted stock:
    Issued and outstanding                              -           -          -          -
    Forfeited                                           -           -          -          -
    Amortization expense                                -           -          -          -
 Embedded value with Pyramid Trading warrants           -           -          -          -
 Preferred stock dividends                              -           -          -          -
 Net loss                                               -           -          -          -
                                                ----------  ---------- ---------- ---------

BALANCES, December 31, 2002                             0           0      70,000    395,778
 Stock issued:
    Cash                                                -           -          -          -
    Exercise of warrants                                -           -          -          -
    Cashless exercise of warrants                       -           -          -          -
    Exercise of stock options                           -           -          -          -
    Reduction of stock subscriptions                    -           -          -          -
       receivable for fees related to equity
       transactions
    Acquisition of assets                               -           -       7,650     76,500
    Conversion of accounts payable                      -           -          -          -
    Conversion of notes payable                         -           -          -          -
    Conversion of accrued interest                      -           -          -          -
    Conversion of preferred stock                       -           -          -          -
    Conversion of dividends payable                     -           -          -          -
 Redemption of preferred stock                          -           -          -          -
 Intrinsic value of convertible feature                 -           -          -          -
 Discount on preferred stock related to
   warrants issued                                      -           -          -    (33,314)
 Stock subscriptions receivable:
    Cash payments                                       -           -          -          -
    Increase reserve                                    -           -          -          -
    Interest collected                                  -           -          -          -
 Warrants issued:
    Preferred stock                                     -           -          -          -
    Common stock                                        -           -          -          -
    Debt                                                -           -          -          -
    Services rendered                                   -           -          -          -
 Deferred compensation expense related to
   stock options issued below fair market value         -           -          -          -
 Deferred compensation expense                          -           -          -          -
 Restricted stock:
    Forfeited                                           -           -          -          -
    Amortization expense                                -           -          -          -
 Embedded value with Laurus warrants                    -           -          -          -
 Preferred stock dividends                              -           -          -          -
 Net loss                                               -           -          -          -
                                                ----------  ---------- ---------- ---------

BALANCES, December 31, 2003                             0           0      77,650    438,964

 Stock issued:                                          -           -          -           -
    Cash
    Exercise of warrants                                -           -          -           -
    Cashless exercise of warrants                       -           -          -           -
    Reduction of stock subscriptions                    -           -          -           -
       receivable for fees related to equity
       transactions
    Acquisition of assets - remaining 50%               -           -          -           -
       ownership of MBUSA
    Acquisition of assets - URON, Inc.                  -           -          -           -
    Acquisition of assets - Satellite
       Broadcasting Corporation and affiliates
    Acquisition of assets - Minnesota Digital           -           -          -           -
       Universe, Inc.
    Acquisition of assets - Rainbow Satellite           -           -          -           -
       Group, LLC.
    Acquisition of assets  - 21st Century                -           -          -           -
       Satellite Communications
    Property and equipment                               -           -          -           -
    Conversion of notes payable
    Conversion of accrued interest                      -           -          -           -
    Conversion of preferred stock                                         (77,650)  (438,964)
    Conversion of dividends payable                     -           -          -           -
    In lieu of cash for services                        -           -          -           -
    In lieu of cash for other current assets            -           -          -           -
 Stock repurchase                                       -           -          -           -
 Conversion of preferred stock into note
   payable                                              -           -          -           -
 Intrinsic value of convertible feature
 Discount on preferred stock related to                 -           -          -           -
    warrants issued
 Stock subscriptions receivable:                        -           -          -           -
    Cash payments                                       -           -          -           -
    Interest collected                                  -           -          -           -
 Warrants issued for debt modification:                 -           -          -           -
 Deferred compensation expense related to               -           -          -           -
    stock options issued below fair market
    value
 Deferred compensation expense                          -           -          -           -
 Restricted stock:                                                             -           -
    Forfeited                                           -           -          -           -
    Amortization expense                                -           -          -           -
 Preferred stock dividends                              -           -          -           -
 Net loss                                               -           -          -           -
                                                ----------  ---------- ----------  ---------

BALANCES, December 31, 2004                              0  $        0          0  $       0
                                                ==========  ========== ==========  =========

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   (FKA: VICOM, INCORPORATED AND SUBSIDIARIES)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS'STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2004, 2003, and 2002


                                                                    Cumulative Convertible Preferred Stock

                                                        10% Class F               8% Class G                 6% Class H
                                                   Shares        Amount        Shares      Amount        Shares        Amount
                                                -----------   -----------   -----------  -----------   -----------  -----------
BALANCES, December 31, 2001                              --   $        --            --  $        --            --    $      --
 Stock issued:
   Cash                                                  --            --            --           --            --           --
   Reduction of stock subscriptions receivable
      for fees related to equity transactions            --            --            --           --            --           --
   Acquisition of assets                                 --            --            --           --
   Guarantee of debt financing                           --            --            --           --            --           --
   Services rendered                                     --            --            --           --            --           --
   Conversion of accounts payable                        --            --            --           --            --           --
   Conversion of notes payable and accrued
     interest                                            --            --            --           --            --           --
   Conversion of accrued interest                        --            --            --           --            --           --
   Conversion of preferred stock                         --            --
Redemption of preferred stock                            --            --
Discount on preferred stock related to
warrants issued                                          --            --            --           --
Interest receivable on stock subscription
  receivable                                             --            --            --           --            --           --
Warrants issued:
   Preferred stock                                       --            --            --           --            --           --
   Common stock                                          --            --            --           --            --           --
    Debt                                                 --            --            --           --            --           --
 Deferred compensation expense related to
  stock options issued below fair market value           --            --            --           --            --           --
 Deferred compensation expense                           --            --            --           --            --           --
 Restricted stock:
    Issued and outstanding                               --            --            --           --            --           --
    Forfeited                                            --            --            --           --            --           --
    Amortization expense                                 --            --            --           --            --           --
 Embedded value with Pyramid Trading warrants            --            --            --           --            --           --
 Preferred stock dividends                               --            --            --           --            --           --
 Net loss                                                --            --            --           --            --           --
                                                -----------   -----------   -----------  -----------   -----------  -----------


BALANCES, December 31, 2002                               0             0             0            0             0            0
 Stock issued:
    Cash                                                 --            --
    Exercise of warrants                                 --            --            --           --            --           --
    Cashless exercise of warrants                        --            --            --           --            --           --
    Exercise of stock options                            --            --            --           --            --           --
    Reduction of stock subscriptions
       receivable for fees related to equity
       transactions                                      --            --            --           --            --           --
    Acquisition of assets                                --            --            --           --            --           --
    Conversion of accounts payable                       --            --            --           --            --           --
    Conversion of notes payable                          --            --            --           --            --           --
    Conversion of accrued interest                       --            --            --           --            --           --
    Conversion of preferred stock                        --            --            --           --
    Conversion of dividends payable                      --            --            --           --            --           --
 Redemption of preferred stock                           --            --            --           --
 Intrinsic value of convertible feature                  --            --            --           --
 Discount on preferred stock related to
    warrants issued                                      --            --            --           --                         --
 Stock subscriptions receivable:
    Cash payments                                        --            --            --           --            --           --
    Increase reserve                                     --            --            --           --            --           --
    Interest collected                                   --            --            --           --            --           --
 Warrants issued:
    Preferred stock                                      --            --            --           --            --           --
    Common stock                                         --            --            --           --            --           --
    Debt                                                 --            --            --           --            --           --
    Services rendered                                    --            --            --           --            --           --
 Deferred compensation expense related to
    stock options issued below fair market
    value                                                --            --            --           --            --           --
 Deferred compensation expense                           --            --            --           --            --           --
 Restricted stock:
    Forfeited                                            --            --            --           --            --           --
    Amortization expense                                 --            --            --           --            --           --
 Embedded value with Laurus warrants                     --            --            --           --            --           --
 Preferred stock dividends                               --            --            --           --            --           --
 Net loss                                                --            --            --           --            --           --
                                                -----------   -----------   -----------  -----------   -----------  -----------


BALANCES, December 31, 2003                               0             0             0            0             0            0
 Stock issued:
    Cash                                                 --            --        40,245      353,382          11.5      984,173
    Exercise of warrants                                 --            --            --           --            --           --
    Cashless exercise of warrants                        --            --            --           --            --           --
    Reduction of stock subscriptions
       receivable for fees related to equity
       transactions                                      --            --            --           --            --           --
    Acquisition of assets - remaining 50%
       ownership of MBUSA                                --            --            --           --            --           --
    Acquisition of assets - URON, Inc.                   --            --            --           --            --           --
    Acquisition of assets - Satellite
       Broadcasting Corporation and affiliates           --            --            --           --            --           --
    Acquisition of assets - Minnesota Digital
       Universe, Inc.                                    --            --            --           --            --           --
    Acquisition of assets - Rainbow Satellite
       Group, LLC                                   200,000     2,000,000            --           --            --           --
    Acquisition of assets  - 21st Century
       Satellite Communications                          --            --            --           --            --           --
    Property and equipment
    Conversion of notes payable                          --            --         5,000       50,000            --           --
    Conversion of accrued interest                       --            --            --           --            --           --
    Conversion of preferred stock                        --            --            --           --            --           --
    Conversion of dividends payable                      --            --            --           --            --           --
    In lieu of cash for services                         --            --            --           --            --           --
    In lieu of cash for other current assets             --            --            --           --            --           --
 Stock repurchase                                        --            --            --           --            --           --
 Conversion of preferred stock into note
    payable                                         (50,000)     (500,000)           --           --            --           --
 Intrinsic value of convertible feature                  --            --            --      (54,182)           --           --
 Discount on preferred stock related to
    warrants issued                                      --            --            --     (169,303)           --     (984,173)
 Stock subscriptions receivable:                         --            --            --           --            --           --
    Cash payments                                        --            --            --           --            --           --
    Interest collected                                   --            --            --           --            --           --
 Warrants issued for debt modification                   --            --            --           --            --           --
 Deferred compensation expense related to
    stock options issued below fair market
    value                                                --            --            --           --            --           --
 Deferred compensation expense                           --            --            --           --            --           --
 Restricted stock:                                       --            --            --           --            --           --
    Forfeited                                            --            --            --           --            --           --
    Amortization expense                                 --            --            --           --            --           --
 Preferred stock dividends                               --            --            --           --            --           --
 Net loss                                                --            --            --           --            --           --
                                                -----------   -----------   -----------  -----------   -----------  -----------
BALANCES, December 31, 2004                         150,000   $ 1,500,000        45,245  $   179,897          11.5  $         0
                                                ===========   ===========   ===========  ===========   ===========  ===========

          See accompanying notes to consolidated financial statements.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   (FKA: VICOM, INCORPORATED AND SUBSIDIARIES)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS'STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2004, 2003, and 2002

                                                              Common Stock                Stock          Options
                                                      ---------------------------     Subscriptions        and
                                                        Shares         Amount          Receivable        Warrants
                                                      ----------     ------------     ------------     ------------
BALANCES, December 31, 2001                           10,679,450     $  3,443,104     $   (631,619)    $ 24,957,912
  Stock issued:
      Cash                                             1,548,120          274,414            7,850  --           --
      Reduction of stock subscriptions
        receivable for fees related to
        equity transactions                                   --          (40,563)          40,563               --
      Acquisition of assets                                   --               --               --          (18,590)
      Guarantee of debt financing                         25,000           14,750               --               --
      Services rendered                                   35,214           27,700               --               --
      Conversion of accounts payable                       7,500            7,255               --               --
      Conversion of notes payable
        and accrued interest                             554,569          460,001               --               --
      Conversion of accrued interest                     117,787          119,881               --               --
      Conversion of preferred stock                      140,000          150,000               --               --
Redemption of preferred stock                                 --               --               --               --
Discount on preferred stock related
  to warrants issued                                          --               --               --               --
Interest receivable on stock
  subscription receivable                                     --               --          (49,989)              --
Warrants issued:                                              --               --               --               --
      Preferred stock                                         --               --               --          324,324
      Common stock                                            --               --               --          575,119
        Debt                                                  --               --               --          879,382
  Deferred compensation expense
    related to  stock options
    issued below fair market value                            --           53,745               --          (53,345)
  Deferred compensation expense                               --               --               --               --
  Restricted stock:
        Issued and outstanding                            22,434           21,255               --               --
        Forfeited                                        (19,597)         (65,710)              --               --
        Amortization expense                                  --               --               --               --
  Embedded value with Pyramid
    Trading warrants                                          --               --               --          (32,503)
  Preferred stock dividends                                   --               --               --               --
  Net loss                                                    --               --               --               --

BALANCES, December 31, 2002                           13,110,477        4,465,832         (633,195)      26,632,299
  Stock issued:
        Cash                                           4,477,279        1,947,197               --               --
        Exercise of warrants                             258,790          262,030               --               --
        Cashless exercise of warrants                    141,529               --               --               --
        Exercise of stock options                          3,000            3,750               --               --
        Reduction of stock subscriptions
          receivable for fees related to
          equity transactions                                 --          (36,977)          36,977               --
        Acquisition of assets                                 --               --               --               --
        Conversion of accounts payable                    85,000          120,690               --               --
        Conversion of notes payable                      654,202          762,000               --               --
        Conversion of accrued interest                    63,539           66,172               --               --
        Conversion of preferred stock                     66,666           40,000               --               --
        Conversion of dividends payable                  187,164          113,209               --               --
  Redemption of preferred stock                               --               --               --               --
  Intrinsic value of convertible feature                      --               --               --               --
  Discount on preferred stock
    related to warrants issued                                --               --               --               --
  Stock subscriptions receivable:
        Cash payments                                         --               --          105,806               --
        Increase reserve                                      --               --           71,000               --
        Interest collected                                    --               --            1,327               --
  Warrants issued:
        Preferred stock                                       --               --               --           58,314
        Common stock                                          --               --               --        2,050,507
        Debt                                                  --               --               --          883,711
        Services rendered                                     --               --               --          321,920
  Deferred compensation expense related
    to stock options issued below fair
    market value                                              --               --               --               --
  Deferred compensation expense                               --               --               --               --
  Restricted stock:
        Forfeited                                        (10,841)         (17,398)              --               --
        Amortization expense                                  --               --               --               --
  Embedded value with Laurus warrants                         --               --               --          568,121
  Preferred stock dividends                                   --               --               --               --
  Net loss                                                    --               --               --               --

BALANCES, December 31, 2003                           19,036,805        7,726,505         (418,085)      30,514,872
  Stock issued:
        Cash                                           2,001,832        2,059,093               --          791,483
        Exercise of warrants                             273,403          390,279               --               --
        Cashless exercise of warrants                    133,742               --               --               --
        Reduction of stock subscriptions
          receivable for fees related to
          equity transactions                                 --          (17,320)          17,320               --
        Acquisition of assets - remaining
          50% ownership of MBUSA                          30,000           39,000               --               --
        Acquisition of assets - URON, Inc.               180,000          235,800               --               --
        Acquisition of assets - Satellite
          Broadcasting Corporation and
          affiliates                                     135,076          270,152               --               --
        Acquisition of assets - Minnesota
          Digital Universe, Inc.                       2,300,000        3,960,000               --               --
        Acquisition of assets - Rainbow
          Satellite Group, LLC                                --               --               --               --
        Acquisition of assets  - 21st Century
          Satellite Communications                       230,333          364,584               --               --
        Property and equipment                            11,800           15,530               --               --
        Conversion of notes payable                      407,051          580,909               --               --
        Conversion of accrued interest                    47,393           56,687               --               --
        Conversion of preferred stock                    621,200          776,500               --               --
        Conversion of dividends payable                  156,110          124,618               --               --
        In lieu of cash for services                     213,464          329,581               --               --
        In lieu of cash for other current assets          36,000           42,120               --               --
  Conversion of preferred stock into notes payable            --               --               --               --
  Stock repurchase                                       (27,500)         (62,975)              --               --
  Intrinsic value of convertible feature                      --               --               --          457,500
  Discount on preferred stock related to
    warrants issued                                           --               --               --        1,153,476
  Stock subscriptions receivable:                             --               --               --               --
        Cash payments                                         --               --            6,731               --
        Interest collected                                    --               --            2,770               --
  Warrants issued for debt modification                       --               --               --           68,652
  Deferred compensation expense related to
    stock options issued below fair
    market value                                              --               --               --               --
  Deferred compensation expense                               --               --               --               --
  Restricted stock:                                           --               --               --               --
        Forfeited                                         (2,219)          (2,772)              --               --
        Amortization expense                                  --               --               --               --
  Preferred stock dividends                                   --               --               --               --
  Net loss                                                    --               --               --               --
                                                      ----------     ------------     ------------     ------------
BALANCES, December 31, 2004                           25,784,490     $ 16,888,291     $   (391,264)    $ 32,985,983
                                                      ==========     ============     ============     ============

                                                      Unamortized      Accumulated
                                                      Compensation       Deficit           Total
                                                      ------------     ------------     ------------
BALANCES, December 31, 2001                           $ (1,209,143)    $(25,115,067)    $  4,184,001
  Stock issued:
      Cash                                                      --               --          382,264
      Reduction of stock subscriptions
        receivable for fees related to
        equity transactions                                     --               --               --
      Acquisition of assets                                     --               --               --
      Guarantee of debt financing                               --               --           14,750
      Services rendered                                         --               --           27,700
      Conversion of accounts payable                            --               --            7,255
      Conversion of notes payable
        and accrued interest                                    --               --          760,001
      Conversion of accrued interest                            --               --          119,881
      Conversion of preferred stock                             --               --               --
Redemption of preferred stock                                   --               --          (84,000)
Discount on preferred stock related
  to warrants issued                                            --           (9,295)        (357,262)
Interest receivable on stock
  subscription receivable                                       --               --          (49,989)
Warrants issued:                                                --
      Preferred stock                                           --               --          324,324
      Common stock                                              --               --          575,119
        Debt                                                    --               --          879,382
  Deferred compensation expense
    related to  stock options
    issued below fair market value                           4,307               --            4,707
  Deferred compensation expense                             78,292               --           78,292
  Restricted stock:
        Issued and outstanding                             (21,255)              --               --
        Forfeited                                           65,710               --               --
        Amortization expense                               400,000               --          400,000
  Embedded value with Pyramid
    Trading warrants                                            --               --          (32,503)
  Preferred stock dividends                                     --         (153,578)        (153,578)
  Net loss                                                      --       (4,438,059)      (4,438,059)

BALANCES, December 31, 2002                               (682,089)     (29,715,999)       2,642,285
  Stock issued:
        Cash                                                    --               --        1,973,197
        Exercise of warrants                                    --               --          262,030
        Cashless exercise of warrants                           --               --               --
        Exercise of stock options                               --               --            3,750
        Reduction of stock subscriptions
          receivable for fees related to
          equity transactions                                   --               --               --
        Acquisition of assets                                   --               --           76,500
        Conversion of accounts payable                          --               --          192,690
        Conversion of notes payable                             --               --          762,000
        Conversion of accrued interest                          --               --           66,172
        Conversion of preferred stock                           --               --               --
        Conversion of dividends payable                         --               --          113,209
  Redemption of preferred stock                                 --               --          (93,100)
  Intrinsic value of convertible feature                        --             (500)         (27,202)
  Discount on preferred stock
    related to warrants issued                                  --               --          (58,314)
  Stock subscriptions receivable:
        Cash payments                                           --               --          105,806
        Increase reserve                                        --               --           71,000
        Interest collected                                      --               --            1,327
  Warrants issued:
        Preferred stock                                         --               --           58,314
        Common stock                                            --               --        2,050,507
        Debt                                                    --               --          883,711
        Services rendered                                       --               --          321,920
  Deferred compensation expense related
    to stock options issued below fair
    market value                                               367               --              367
  Deferred compensation expense                             47,114               --           47,114
  Restricted stock:
        Forfeited                                           17,398               --               --
        Amortization expense                               400,000               --          400,000
  Embedded value with Laurus warrants                           --               --          568,121
  Preferred stock dividends                                     --         (248,689)        (248,689)
  Net loss                                                      --       (4,365,004)      (4,365,004)

BALANCES, December 31, 2003                               (217,210)     (34,330,192)       5,807,711
  Stock issued:
        Cash                                                    --               --        4,188,131
        Exercise of warrants                                    --               --          390,279
        Cashless exercise of warrants                           --               --               --
        Reduction of stock subscriptions
          receivable for fees related to
          equity transactions                                   --               --               --
        Acquisition of assets - remaining
          50% ownership of MBUSA                                --               --           39,000
        Acquisition of assets - URON, Inc.                      --               --          235,800
        Acquisition of assets - Satellite
          Broadcasting Corporation and
          affiliates                                            --               --          270,152
        Acquisition of assets - Minnesota
          Digital Universe, Inc.                                --               --        3,960,000
        Acquisition of assets - Rainbow
          Satellite Group, LLC                                  --               --        2,000,000
        Acquisition of assets  - 21st Century
          Satellite Communications                              --               --          364,584
        Property and equipment                                  --               --           15,530
        Conversion of notes payable                             --               --          630,909
        Conversion of accrued interest                          --               --           56,687
        Conversion of preferred stock                           --         (337,536)              --
        Conversion of dividends payable                         --               --          124,618
        In lieu of cash for services                            --               --          329,581
        In lieu of cash for other current assets                --               --           42,120
  Conversion of preferred stock into notes payable              --               --         (500,000)
  Stock repurchase                                              --               --          (62,975)
  Intrinsic value of convertible feature                        --           54,182          457,500
  Discount on preferred stock related to
    warrants issued                                             --               --               --
  Stock subscriptions receivable:                               --               --               --
        Cash payments                                           --               --            6,731
        Interest collected                                      --               --            2,770
  Warrants issued for debt modification                         --               --           68,652
  Deferred compensation expense related to
    stock options issued below fair
    market value                                               115               --              115
  Deferred compensation expense                             12,599               --           12,599
  Restricted stock:                                             --               --               --
        Forfeited                                            2,772               --               --
        Amortization expense                               200,000               --          200,000
  Preferred stock dividends                                     --         (307,105)        (307,105)
  Net loss                                                      --       (9,283,962)      (9,283,962)
BALANCES, December 31, 2004                           $     (1,724)    $(44,204,613)    $  9,049,431
                                                      ============     ============     ============

          See accompanying notes to consolidated financial statements.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   (FKA: VICOM, INCORPORATED AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2004, 2003, and 2002

                                                                      2004            2003            2002
                                                                   -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       $(9,783,962)    $(4,365,004)    $(4,438,059)
    Adjustments to reconcile net loss to cash flows from
      operating activities:
        Depreciation                                                 1,305,431         948,796         981,985
        Amortization                                                 2,304,626          47,583         133,472
        Amortization of deferred compensation                          212,714         447,481         482,999
        Impairment of goodwill                                       2,748,879              --              --
        Amortization of original issue discount                        718,166         405,248       1,103,314
        Write off of notes receivable and investment                        --          19,069          60,000
        Reserve for stock subscriptions and interest receivable             --          71,000              --
        Impairment reserve on property and equipment                        --              --         119,480
        Common stock issued for services                               329,581              --          27,700
        Loss on sale of property and equipment                          26,217          79,394          31,412
        Interest receivable on stock subscription receivable                --           1,327         (49,989)
        Warrants issued for services                                        --         321,920              --
        Warrants issued with debt conversion                                --              --         183,903
        Minority interest in subsidiary                                     --         (33,366)             --
        Changes in operating assets and liabilities:                        --              --              --
           Accounts receivable, net                                 (1,158,198)        289,890         576,509
           Inventories, net                                          1,105,372        (509,762)        182,783
           Other current assets                                         (7,664)         70,264        (205,483)
           Other assets                                                (13,675)       (143,101)         43,210
           Wholesale line of credit                                    (50,113)       (314,069)        (34,424)
           Accounts payable and accrued liabilities                   (229,855)        122,403          38,344
           Deferred service obligations and revenue                    198,361         (39,321)       (106,877)
           Customer deposits                                             4,475              --              --
                                                                   -----------     -----------     -----------
               Net Cash Flows from Operating Activities             (2,289,645)     (2,580,248)       (869,721)
                                                                   -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                         2,712          15,492       1,239,313
    Purchases of property and equipment                               (748,704)       (526,936)     (1,275,434)
    Purchase of SBC                                                   (221,624)             --              --
    Purchase of MDU                                                 (1,009,730)             --              --
    Purchase of Rainbow                                             (1,000,000)             --              --
    Purchase of 21st Century                                          (250,000)             --              --
    Payments for investment in joint venture                                --         (64,878)             --
    Purchase of certificate of deposit                                (400,000)       (250,000)             --
                                                                   -----------     -----------     -----------
        Net Cash Flows from Investing Activities                    (3,627,346)       (826,322)        (36,121)
                                                                   -----------     -----------     -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in checks issued in excess of cash in bank                 83,558         147,398              --
    Proceeds from long-term debt and warrants issued with
      long-term debt                                                 2,471,688       1,659,726       1,172,064
    Net payments on short-term debt                                 (2,688,900)             --              --
    Proceeds from note payable - stockholder                                --         124,000              --
    Payments received on stock subscriptions receivable                  9,501         105,806           6,786
    Payments on long-term debt                                        (345,578)       (200,768)       (131,605)
    Payments on note payable - stockholder                             (29,590)         (9,609)             --
    Payments on capital lease obligations                              (74,902)        (75,301)       (937,828)
    Proceeds from issuance of stock and warrants                     4,188,131       4,023,704         949,533
    Payments for debt issuance costs                                  (198,337)             --              --
    Redemption of preferred stock                                           --         (93,100)        (84,000)
    Preferred dividends                                                (45,291)       (135,481)       (153,578)
    Redemption of common stock                                         (62,975)             --              --
    Exercise of stock options                                               --           3,750              --
    Exercise of warrants                                               390,279         262,030              --
                                                                   -----------     -----------     -----------
        Net Cash Flows from Financing Activities                     3,697,584       5,812,155         821,372
                                                                   -----------     -----------     -----------

           Net Change in Cash and Cash Equivalents                  (2,219,407)      2,405,585         (84,470)

CASH AND CASH EQUIVALENTS - Beginning of Year                        2,945,960         540,375         624,845
                                                                   -----------     -----------     -----------

     CASH AND CASH EQUIVALENTS - END OF YEAR                       $   726,553     $ 2,945,960     $   540,375
                                                                   ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   (fka VICOM, INCORPORATED AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies


      Nature of Business

Multiband Corporation and subsidiaries, formerly known as Vicom, Incorporated and subsidiaries, (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to multi-dwelling unit customers. The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2004, 2003, and 2002, the Company incurred net losses of $ 9,783,962, $4,365,004 and $4,438,059, respectively. At December 31,
2004, the Company had an accumulated deficit of $44,704,609. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. On February 3, 2005, the Company completed a $10 million private placement of the Company's Series I Convertible Preferred Stock. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

1.  Continued   reduction  of  operating   expenses  by   controlling   payroll,
professional fees and other general and administrative expenses.

2. Solicit additional equity investment in the Company by either issuing preferred or common stock. The Company, in February 2005 issued $10,000,000 worth of Class I Preferred Stock to a group of accredited investors.

3. Continue to market Multiband services and acquire additional multi-dwelling unit customers.

4. Control capital expenditures by contracting Multiband services and equipment through a landlord-owned equipment program.

5. Establish market for wireless internet services.

6. Discontinuation of Multiband business services segment which was unprofitable in 2004.

      Principles of Consolidation

The consolidated financial statements include the accounts of Multiband Corporation (MB) and its wholly owned subsidiaries, Corporate Technologies, USA, Inc. (CTU), URON, Inc., Minnesota Digital, Inc. (MDU), Rainbow Satellite Group, LLC (Rainbow) and Multiband, Inc. (Multiband) which provides voice, data and video services to residential multi-dwelling units. In February 2003, the Company formed a 50% owned subsidiary, Multiband USA, Inc. (MB USA) with Pace Electronics, Inc. (PACE) a video wholesaler, and provides the same services as Multiband). On January 1, 2004, the Company purchased the 50% PACE interest in Multiband USA. All significant intercompany transactions and balances have been eliminated in consolidation.

On January 1, 2004, the Company merged Multiband into CTU.

      Discontinued Operations

During the first quarter of 2005, the Company sold certain assets and transferred certain liabilities related to its Multiband Business Services (a/k/a CTU). The Company began discussions and efforts to sell these assets in the fourth quarter of 2004. These assets met the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows will be eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Multiband Business Services (CTU) and these results are presented on a historical basis as a separate line in the consolidated statement of operations and the consolidated balance sheets entitled "Discontinued Operations". All of the financial information in the consolidated financial statements and notes to the consolidated financial statements have been revised to reflect only the results of continuing operations (see Note 16). Based on the discussions and efforts to sell these assets, the Company determined, based on the final purchase price which was arrived at in the first quarter of 2005, it was required to take an impairment charge to the goodwill of the Multiband Business Services division. As a result, an impairment charge related to goodwill of $2,221,000 was recorded in the fourth quarter of 2004.

      Revenues and Cost Recognition

The Company recognizes revenue in accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition", which requires that four basic criteria be met before revenue can be recognized:
(i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonable assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue (included in discontinued operations) as products are shipped based on FOB shipping point terms when title passes to customers.

The Company earns revenues from six sources: 1) Video and computer technology products which are sold but not installed, 2) Voice, video and data communication products which are sold and installed, 3) Service revenues related to communication products which are sold and both installed and not installed 4) Multiband user charges to multiple dwelling units 5) MB USA user charges to timeshares, and 6) MDU earns revenue primarily through the activation of and residual fees on video programming services.

Revenues from video and computer technology products, which are sold but not installed, are recognized when delivered and the customer has accepted the terms and has the ability to fulfill the terms. Product returns and customer discounts are netted against revenues. This revenue has been included with discontinued operations.

Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products on one sales agreement, as installation of the product is essential to the functionality of the product. Revenues are recognized when the products are delivered and installed and the customer has accepted the terms and has the ability to fulfill the terms. This revenue has been included with discontinued operations.

Service revenues related to technology products including consulting, training and support are recognized when the services are provided. Service revenues accounted for less than 10% of total revenues for the years ended December 31, 2004, 2003 and 2002. The Company, if the customer elects, enters into equipment maintenance agreements for products sold once the original manufacturer's warranty has expired. Revenues from all equipment maintenance agreements are recognized on a straight-line basis over the terms of each contract. Costs for services are expensed as incurred. This revenue has been included with discontinued operations.

Revenue generated from activation on video programming services is earned in the month of activation. According to the Company's agreement with DirecTV, in the event that a customer cancels within the first 12 months of service, DirecTV has the right to chargeback the Company for a portion of the activation fees received. In accordance with Securities Exchange Commission SAB 104, the Company has estimated the potential charge back of commissions received on activation fees during the past 12 months based on historical percentages of customer cancellations and has included that amount as a reduction of revenue. Residual income is earned as services are provided by DirecTV through its system operators. As a master system operator for DirecTV, the Company earns a fixed percentage based on net cash received by DirecTV for recurring monthly services and a variable amount depending on the number of activations in a given month.
The Company's master system operator contract with DirecTV also permits the Company to earn revenues through its control of other system operators who are unable to provide DirecTV video programming services without the Company's performance.

The Company has determined that the accounting policies for income recognition described above were in accordance with the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". EITF No. 99-19 employs multi-factor tests to determine whether amounts charged to customers in respect of certain expenses incurred should be included in revenues or netted against such expenses.

The Company reports the aforementioned video programming revenues on a gross basis based on the following factors: the Company has the primary obligation in the arrangement with its customers; the Company controls the pricing of its services; the Company performs customer service for the agreements; the Company approves customers; and the Company assumes the risk of payment for services provided, including chargebacks.

Multiband, Rainbow, MDU and MB USA user charges are recognized as revenues in the period the related services are provided in accordance with SAB 104.

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

      Certificate of Deposit

The Company has a certificate of deposit which matures in December 2005.

      Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $225,000 and $223,000 at December 31, 2004 and 2003, respectively. Accounts receivable over 90 days were $559,000 and $433,000 at December 31, 2004 and 2003, respectively.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   (fka VICOM INCORPORATIED AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

      Inventories


Inventories, included as inventories and current assets of discontinued operations on the balance sheet, consisting principally of purchased telecommunication, networking and computer equipment and parts, are stated at the lower of cost or market. Cost is determined using an average cost method for telecommunication and networking equipment and the first-in, first-out (FIFO) method for computer equipment. Nonmonetary exchanges of inventory items with third parties are recorded at the net book value of the items exchanged with no gains or losses recognized.


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

      Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", effective for acquisitions initiated on or after July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. The Company performed the required goodwill impairment test during the years ended December 31, 2004, 2003 and 2002.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

As part of compliance with this standard, the Company obtained an independent appraisal to assess the fair value of its business units to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any for the years ended December 31, 2004 and 2003. For the quarter ended September 30, 2004 and for the year ended December 31, 2003, the independent appraisal used the discounted future returns method to measure the fair value of its business units. During the three months ended September 30, 2004, the Company completed its review of goodwill through an independent appraisal and determined it was partially impaired. The Company recorded impairment charges to goodwill of $527,879 related to the Corporate Technologies (CTU) acquisition during the quarter ended September 30, 2004. Under the discounted future returns method, future benefits over a period of time are estimated and then discounted back to present value. The independent appraiser used a discount factor of 15.8% and 16.8% for the years ended December 31, 2004 and 2003, respectively. Based upon the 2003 independent appraisal, the Company determined that its current goodwill balances were not impaired as of December 31, 2003. As of December 31, 2004, goodwill related to discontinued operations of $2,221,000 was entirely written off and was included in discontinued operations. Goodwill related to continuing operations was $812,366 as of December 31, 2004.

Components of intangible assets are as follows:

                                                      December 31, 2004             December 31, 2003
                                                 --------------------------    --------------------------
                                                   Gross                         Gross
                                                  Carrying      Accumulated     Carrying     Accumulated
                                                   Amount      Amortization      Amount      Amortization
                                                 -----------    -----------    -----------    -----------

Intangible assets subject to amortization
     Domain name                                 $    83,750    $    55,833    $    83,750    $    39,083
     Access contracts                            $    60,000    $    33,333         60,000         13,334
     Debt issuance costs                         $   313,837    $    47,214        115,500          3,208
     Right of entry                              $17,226,759    $ 1,933,294             --             --
     Customer cable lists                        $   753,930    $   286,967        300,000             --
                                                 -----------    -----------    -----------    -----------
         Total                                   $18,438,276    $ 2,356,641    $   559,250    $    55,625
                                                 ===========    ===========    ===========    ===========

Intangible assets not subject to amortization
     Goodwill                                    $   812,366    $         0    $ 3,531,157    $   782,278
                                                 ===========    ===========    ===========    ===========


Amortization of intangible assets was $2,301,016, $33,291 and $16,750 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and 2010 is $3,297,005, $3,047,921, $2,974,281,
$2,908,666, $2,817,297 and $1,036,464, respectively. The weighted average remaining life of the intangibles is 5.5 years with right of entry average life of 6.0 years and customer cable lists of 2.6 years

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


      The Company amortizes a domain name acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts and customer cable lists, on an average, over their useful estimated lives ranging from two to five years. The Company is amortizing the right of entry contracts, on an average, over their estimated useful lives ranging from 36 to 73 months.

      Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $176,592, $146,906, $104,788 for the years ended December 31, 2004, 2003 and
2002, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

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

Pursuant  to APB No. 25 and  related  interpretations  $212,714,  $447,481,  and
$482,999  of  compensation   cost  has  been  recognized  in  the   accompanying
consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's loss attributable to common stockholders and basic and diluted loss per common share would have increased to the following pro forma amounts for the years ended December 31:

                                                        2004             2003             2002
                                                   ------------     ------------     ------------
Loss attributable to common stockholders           $(10,374,417)    $ (4,613,693)    $ (4,591,637)
Pro forma loss attributable to common shares       $(10,984,354)    $ (5,363,381)    $ (4,915,649)

Basic and diluted loss attributable to
  common shareholders:
   As reported                                     $       (.45)    $      (0.29)    $      (0.39)

   Pro forma loss attributable to common shares    $       (.47)    $      (0.33)    $      (0.42)

Stock-based compensation:
   As reported                                     $    212,714     $    447,481     $    482,999
   Pro forma                                       $    609,937     $    749,688     $    324,012

In determining the compensation cost of the options granted during fiscal 2004, 2003, and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                             2004             2003             2002
                                           --------         --------         --------
Risk-free interest rate                        3.31%            3.00%            4.40%
Expected life of options granted           10 years         10 years         10 years
Expected volatility range                       184%             170%             170%
Expected dividend yield                           0%               0%               0%


      Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the years ended December 31, 2004, 2003 and 2002 were anti-dilutive.

      Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company's segments have similar economic characteristics and are similar in the nature of the services provided, type of customers, methods used to distribute the Company's services and regulatory environment. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

      Recently Issued Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151 "Inventory Costs" which amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with the quarterly period that begins July 1, 2005, the Company will be required to expense the fair value of employee stock options and similar awards. As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R for the year ending December 31, 2005 is estimated to range from approximately $150,000 and $200,000 based on the value of the options outstanding as of December 31, 2004 that will vest during the third and fourth quarters of 2005. This estimate does not include any expenses for options that may be granted and vested during 2005.

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The adoption of FIN 46R did not have a material effect on the Company's consolidated financial statements.

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

      Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations, note payable-stockholder and long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


      Reclassifications

Certain accounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity.

NOTE 2 - Business Acquisitions

During February 2003, the Company incorporated a new subsidiary, MB USA. This subsidiary was formed as a 50% owned joint venture agreement with PACE (Note 1). The reason for the joint venture with PACE is to continue to expand the Company's services related to multi-users of voice, data and video services. The remaining 50% ownership was purchased January 1, 2004.

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

On January 1, 2004, the Company entered into a stock purchase agreement with URON, Inc. (URON) to purchase all of the outstanding capital stock of URON for a total purchase price of 350,000 shares of the Company's common stock to be issued in installments as follows: a) 180,000 shares issued at closing, b) 170,000 shares held in escrow. The common shares were valued at fair market value on the date of agreement which was $1.31 per share for a purchase price of $458,500. The terms of the escrow are as follows: 50,000 shares to be released upon URON providing the Company with documentation satisfactory to the Company of a release from a certain vendor or any related entity of all liabilities incurred to a certain vendor by URON; 120,000 shares to be released in 40,000 share increments upon the Company's receipt of distributable gross profits, generated by certain customers, in increments of $75,000 cash. The escrow shall be terminated 24 months after the date of the agreement and any shares not released will be rescinded to the Company. The Company must register all shares issued within one year from the date of issuance. The reason for the purchase of URON is to continue to expand the Company's services related to voice, data, and video services. The purchase price of $458,500 was allocated to customer list of $453,930 and property and equipment of $4,570. The customer list will be amortized over its estimated useful lives of two years and the property and equipment for fifteen months. At December 31, 2004, the Company was not obligated to issue any of the contingent shares of common stock.

In April 2004, the Company purchased certain assets consisting of data and video subscribers and systems from Satellite Broadcasting Corporation and affiliates
(SBC). The total purchase price for said assets was approximately $679,200.

On April 2, 2004, Multiband Corporation and subsidiaries (the Company), (fka Vicom, Incorporated and subsidiaries), completed its acquisition of Minnesota Digital Universe, Inc. (MDU) for approximately 7.7 million dollars, half of which was paid for in Multiband Corporation common stock, valued at $1.75 per share, ($3,850,000), $1.1 million paid in cash and the balance in promissory notes due by January 2005. Included in the purchase price is $700,000 related to a finders fee. In December 2004, the notes with an outstanding balance of $990,000 were extended through May 2005, with $200,000 of the outstanding note balance being extended to July 2006. These notes are unsecured and bear no interest. The stock value was a negotiated price between the Seller and the Buyer. The consideration paid was based on the Company's analysis of likely future net income to be generated over a six year period by the acquired company. The cash was provided by funds the Company had previously raised in a private placement. The assets were acquired from Pace Electronics. Prior to the transaction, there was no material relationship between the owners of MDU and the Company other than the fact that Pace Electronics previously owned a 50% interest in a company subsidiary, Multiband USA, Inc., which Multiband bought out the remaining 50% of ownership from Pace Electronics in January 2004 for 30,000 shares of the Company's common stock valued at $39,000.

With the MDU acquisition, the Company became a nationwide agent for DirecTV. MDU services nearly 40,000 video subscribers through a network of private cable operators located throughout the United States. The purchase also permits the Company to receive ongoing residual payments from DirecTV, during the term of the master system operator agreement with DirecTV, which initially had approximately 25 months remaining at the time of purchase.

On July 9, 2004, Multiband (the Company) completed its acquisition, which had an acquisition date of June 1, 2004, of the outstanding membership interests of Rainbow Satellite Group, LLC (Rainbow), a provider of Satellite television services to multi dwelling units, for approximately 7.5 million dollars, two million of which was paid for in Multiband Preferred Stock, valued at $2.00 per share on a conversion formula to Multiband common stock, one million dollars of which was paid for in cash and the balance in promissory notes due by January 2005. In December 2004 these notes were extended to May 1, 2005. Included in the purchase price is $321,850 related to a finders fee. These notes are collateralized by Rainbow assets and bear interest at the prime rate (5.25% at December 31, 2004.) In connection with the debt extension, the Company issued 75,000 two year warrants with an exercise price of $1.35 valued at $68,652 using the Black Scholes pricing model. The stock value was a negotiated price between the Buyer and Seller. In the event Multiband defaults in the payment of said promissory notes, the former owners of Rainbow have certain rights to repurchase the aforementioned membership interests for 20% less than any sums Multiband has paid prior to the date of the default. The consideration paid was based on the Company's analysis of likely future net incomes to be generated over a six year period by the acquired Company. The cash was provided by funds Multiband had previously raised in a private placement. The aforementioned purchase price is subject to adjustment pursuant to the parties agreement if the number of Rainbow subscribers increases or decreases as of an adjustment date. The assets were acquired from the members/owners of Rainbow. Prior to the transaction, there was no material relationship between the owners of sellers and the Company. With this acquisition, the Company acquired over 16,000 video subscribers which are primarily located in California, Colorado, Texas, Florida, Illinois and New York.

On August 9, 2004, Multiband Corporation (the Company) completed its acquisition of certain assets of 21st Century Satellite Communications, Inc. (21st Century) for $1,080,754, $333,333 of which was paid for in Company stock, valued at $1.60 per share, $250,000 of which was paid for in cash and the balance in equipment lease payments due by August 2007. The stock value was a negotiated price between the Buyer and Seller. Included in the purchase price is $86,750 related to a finders fee. The consideration paid was based on the Company's analysis of the value of the acquired video equipment and related video subscribers totaling approximately 5,000. The cash was provided by funds Multiband had previously raised in a private placement. In connection with the acquisition, the Company incurred a $125,000 finder's fee which was paid for in Company stock, valued at $1.42 for a total of $31,250, and the remaining $93,750 was paid by December 31, 2004.

With these acquisitions, the Company has substantially increased its subscriber base.

                                                   MDU             Rainbow        21st Century
                                               ----------        ----------        ----------
Allocation of Purchase Price:
Total Cash/Stock Consideration                 $7,000,000        $7,219,999        $  987,000
     Add: Transaction Costs                       726,550           361,850            93,754
     Add:  Liabilities assumed                  2,030,373           319,921                --
                                               ----------        ----------        ----------

Total Consideration                             9,756,923         7,901,770         1,080,754
     Less: Cash and accounts receivable            59,044                --                --
     Less: Tangible assets                             --           773,000           372,420
     Less: Goodwill                                    --           800,000                --
                                               ----------        ----------        ----------


Intangible assets, net                         $9,697,879        $6,328,770        $  708,334
                                               ==========        ==========        ==========

Goodwill was recorded on the Rainbow transaction based on a six year future projection of cash flows which indicated that those future cash flows would not equal or exceed total consideration paid for all intangible Rainbow assets. The goodwill is anticipated to be deductible for tax purposes.

      The following unaudited pro forma condensed results of operations for the years ended December 31, 2004 and 2003 give effect to the acquisition of URON, MDU, Rainbow, and 21st Century as if such transactions had occurred on January 1, 2003.

      The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations.

                                                           2004                                      2003
                                             ---------------------------------         ---------------------------------
                                             Consolidated                              Consolidated
                                              as reported          Pro Forma           as reported            Pro Forma
                                                per I/S            Disclosed              per I/S             Disclosed
                                             ------------         ------------         ------------         ------------
Revenues                                     $ 11,067,834         $ 14,562,983         $  1,441,118         $ 13,625,488

Loss from continuing operations                (5,326,642)          (5,292,789)          (3,672,048)          (3,423,888)

Loss from discontinued operations              (4,457,320)          (4,457,320)            (692,956)            (692,956)

Net loss                                     $ (9,783,962)        $ (9,750,109)        $ (4,365,004)        $ (4,116,844)

Basic and diluted loss per share:
   Loss from continuing operations           $       (.23)        $       (.23)        $       (.23)        $       (.21)
   Loss from discontinued operations         $       (.19)        $       (.19)        $       (.04)        $       (.04)
   Net loss                                  $       (.42)        $       (.42)        $       (.27)        $       (.25)

Weighted average shares outstanding -
basic and diluted                              23,307,594           23,307,594           16,112,231           16,112,231

The unaudited pro forma results of operations for the years ended December 31, 2004 and 2003 as a result of the SBC and Florida Cable acquisitions of video subscribers and video equipment is not material to the historical financial statements.

NOTE 3 - Property and Equipment

Property and equipment consisted of the following at December 31:

                                                          2004                2003
                                                      -----------         -----------
Leasehold improvements                                $   767,146         $   764,064
Property and equipment - owned                          7,035,911           5,100,984
Property and equipment under capital
  lease obligations                                       428,749             428,749
                                                      -----------         -----------
                                                        8,231,806           6,293,797
Less accumulated depreciation and amortization         (3,859,332)         (2,755,382)
                                                      -----------         -----------
                                                      $ 4,372,474         $ 3,538,415
                                                      ===========         ===========


Depreciation and amortization expense on property and equipment for continuing operations was $959,447, $516,432, and $499,598 for the years ended December 31, 2004, 2003 and 2002, respectively.

Depreciation and amortization expense on property and equipment for the discontinued operations was $345,985, $432,366 and $482,387 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4 - Other Assets

Other assets consisted of the following at December 31:

                                                2004            2003
                                              --------        --------
Other current assets:
   Current portion of notes receivable        $     --        $  2,983
   Prepaid expenses and other                  146,334          93,567
                                              --------        --------
           Total other current assets         $146,334        $ 96,550
                                                              ========

Noncurrent assets:
   Prepaid expenses and other                 $146,301         136,236
                                              --------        --------
           Total other assets                 $146,301        $136,236
                                              ========        ========


At December 31, 2004 and 2003, the Company had notes receivable of $0 and $2,983, respectively. The remaining note was due in December 2003 with interest of 12% was unsecured and was paid during 2004.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following at December 31:


                                             2004              2003
                                         ----------        ----------
Payroll and related taxes                $  389,394        $  363,649
Accrued preferred stock dividends           415,120           277,928
Payable - Florida Cable                          --           465,000
Other                                     2,225,510           202,261
                                         ----------        ----------
                                         $3,030,024        $1,308,838
                                         ==========        ==========

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 6 - Wholesale Line of Credit


At December 31, 2004 and 2003, the Company had a $1,750,000 wholesale line of credit agreement with a financial institution, for the purchase of certain resale merchandise from certain suppliers. Interest is generally at 0% (if paid within certain terms of up to 45 days), and the wholesale line of credit is collateralized by the accounts receivable up to $300,000 as well as all of the inventory financed and the $1,450,000 letters of credit which expire through April 2006. The wholesale line of credit agreement is an agreement between the Company, financial institution, and certain vendors of the Company. The Company receives no funds from the financial institution, but pays the financial institution rather than certain vendors. The balance outstanding was $926,201 and $976,314 at December 31, 2004 and 2003, respectively. The line of credit was paid off in full on March 31, 2005 (see Note 16).


NOTE 7 - Long-term Debt

Long-term debt consisted of the following at December 31:

                                                                                              2004                2003
                                                                                           -----------         -----------
          Note payable - Pyramid Trading Limited Partnership, LLC
          This note was converted to stock in 2004                                         $        --         $   140,443

          Debenture payable - Convergent Capital Partners I, L.P., net of original issue discount of $269,714 and $432,504 at December 31, 2004 and 2003,
          respectively, monthly interest only payments through July 2005, monthly installments of $102,273 including interest at 14% (effective interest rate 18.4%) thereafter, due May 2007, collateralized by substantially all
          of the assets of the Company                                                       2,130,286           1,967,496

          Demand debenture payable - Convergent Capital Partners I, L.P., monthly interest only payments at 14% through May 2007, due on demand or May
          2007, collateralized by substantially all of the assets of the Company               100,000             100,000

          Note payable - Lexus Tower Limited Partnership, monthly installments of
          $5,987 including interest at 8.4%, due November 2010, collateralized
          by certain assets of the Company                                                     336,486             379,332

          Note payable - Laurus Master Fund LTD, net of unamortized original issue discount and beneficial conversion of note payable into common stock of
          $794,391 and $1,208,847 at December 31, 2004 and 2003, monthly installments of $45,455 beginning in March 2004, including interest at prime rate plus 3% but not less than 7% (8.25% and 7% at December 31,
          2004 and 2003) (effective interest rate of 174.6%), due through November
          2006, collateralized by certain assets of the Company                                226,518             291,153

          Notes payable, net of original issue discount and beneficial conversion of note payable into common stock of $444,792 at December 31, 2004
          Interest is 6% payable semi-annually in cash or common stock at the
          Company's election, due in November 2007, collateralized by certain
          assets of the Company and subordinated                                             1,721,875                  --

          Note payable - Dell Marketing C.P., monthly installments of $10,000 beginning in September 2004 through August 2006, with a final payment of
          $65,021. This note does not bear interest and is unsecured                           265,021

          Note payable - Vern Swedin,  Note payable in 18 monthly
          installments, beginning January 30, 2005 with an interest
          rate of 6%, unsecured and due in July 2006                                           200,000                  --

          Notes payable, interest at 5.25% to 20% due through May 2007,
          collateralized by certain assets of the Company                                       42,998             207,545
                                                                                           -----------         -----------

           Total long-term debt                                                              5,023,184           3,085,969
          Less: current portion                                                             (1,524,527)           (998,813)
                                                                                           -----------         -----------
           Long-term debt, net                                                             $ 3,498,657         $ 2,087,156
                                                                                           ===========         ===========


Future maturities of long-term debt are as follows for the years ending December 31:

         2005                                               $     1,524,527
         2006                                                     2,036,024
         2007                                                     2,786,295
         2008                                                        59,072
         2009                                                        64,011
         Thereafter                                                  62,152
                                                            ---------------
         Total future minimum payments                            6,532,081
         Less: original issue discounts and beneficial
           conversion feature                                   (1,508,897)
                                                            ---------------
         Total long-term debt                                     5,023,184
         Less: current portion                                  (1,524,527)
                                                            ---------------
             Long-term debt, net                            $     3,498,657
                                                            ===============

In 2000, the Company entered into a $2,250,000 debenture agreement with Convergent Capital Partners I, L.P., with interest at 14% payable monthly and monthly payments of $102,273 from August 1, 2003 through June 1, 2005. The timing of repayment was changed to August 2005 through May 2007 as part of the amendment made in 2002. The debenture is collateralized by substantially all Company assets. In connection with this debenture, the Company issued 150,000 five-year warrants to purchase common stock at prices ranging from $1.50 to $5.20 per share. The proceeds of $2,250,000 were allocated between the debenture and the warrant based on the relative fair values of the securities at the time of issuance. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, is being amortized over the life of the debenture using the straight-line method, which approximates the interest method.

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

In January 2001, the Company borrowed $1,500,000 from Pyramid Trading Limited Partnership and issued a five-year warrant to the lender to purchase 375,000 common shares at $4.00 per share through January 2003. The debt was also convertible into common stock of the Company at a conversion rate of $4.75 per share through January 2003. The proceeds of $1,500,000 were allocated between the note and the fair value of the warrants using the Black Scholes pricing model. An additional 375,000 five-year warrants were issued in April 2002 and the fair value of the warrants was expensed as additional interest expense as of December 31, 2002. The resulting original issue discount, the fair value of the warrants, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments"(EITF 00-27), is being amortized over the life of the note using the straight-line method, which approximates the interest method. This note was converted into stock during 2004.

In February 2003, the Company reached an agreement to convert $962,000 of its note payable with Pyramid Trading Limited Partnership to equity and to extend the due date to May 2004. Terms of the conversion state that the note will be converted to equity over a 14 month period at a price generally equivalent to a 10% discount to market price. The Company issued an additional 253,000 five-year warrants at an exercise price of $1.00 with the note payable extension. These warrants, valued at $208,447 using the Black Scholes pricing model, are being expensed over the remaining term of the note agreement. During the year ended December 31, 2003, the Company converted principal and accrued interest totaling $828,172 into 717,741 shares of common stock. During the year ended December 31, 2004, the Company converted principal and accrued interest totaling $212,111 into 153,034 shares of common stock.

In November 2003, the Company borrowed $1,500,000 and issued a three-year warrant to the lender to purchase 535,000 common shares at $2.21 per share through November 2006. The debt is also convertible into common stock of the Company at a conversion rate of $1.40 per share through November 2006. The proceeds of $1,500,000 were allocated between the note, the intrinsic value of the conversion option, and the fair value of the warrants using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 is being amortized over the life of the note using the straight-line method, which approximates the interest method. During the year ended December 31, 2004, the Company converted principal of $230,909 into 164,836 shares of common stock.

In November 2004, the Company borrowed $2,166,667 from a group of accredited institutional investors. The notes are convertible into shares of common stock at a conversion rate of $1.00 per share through November 2007. The notes accrue interest at the rate of 6% per annum, which interest is payable semi-annually in cash or common stock at the Company's election. The proceeds of $2,166,667 were allocated between the notes and the intrinsic value of the conversion option. The resulting original issue discount and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 is being amortized over the life of the note using the straight-line method, which approximates the interest method. These notes are collateralized by certain assets and are subordinated.

NOTE 8 - Capital Lease Obligations

The Company has lease financing facilities for property, equipment and leasehold improvements. Leases outstanding under these agreements bear interest at an average rate of 7.67% and expires through June 2009. The obligations are secured by the property under lease. Total cost and accumulated amortization of the leased equipment was $988,593 and $349,647 at December 31, 2004 and $428,749 and $221,432 at December 31, 2003. Amortization expense related to these obligations is included in depreciation expense.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Future minimum capital lease payments are as follows for the years ending December 31:

          2005                                                    $     247,531
          2006                                                          151,099
          2007                                                          313,210
          2008                                                           44,532
          2009                                                           22,268
                                                                  -------------
          Total                                                         778,640

          Less: amounts representing interest                           (95,861)
                                                                  -------------
          Present value of future minimum lease payments                682,779

          Less: current portion                                        (201,530)
                                                                  -------------
          Capital lease obligations, net of current portion       $     481,249
                                                                  =============


NOTE 9 - Note Payable - Stockholder


On June 30, 2003, the Company borrowed $124,000 from a stockholder of the Company with monthly payments of $5,600 including interest at 7.85%, due in June 2005, and unsecured. The balance due at December 31, 2004 and 2003 is $84,801 and $114,391, respectively. Interest expense related to this note payable was $4,709 and $1,592 for the years ended December 31, 2004 and 2003, respectively.

NOTE 10 - Stockholders' Equity

      Capital Stock Authorized

The articles of incorporation authorize the Company to issue 100,000,000 shares of no par capital stock. Authorization to individual classes of stock are determined by a Board of Directors resolution. The authorized classes of stock are the following: 275,000 shares of Class A cumulative convertible preferred stock, 60,000 shares of Class B cumulative convertible preferred stock, 250,000 shares of Class C cumulative convertible preferred stock, 250,000 shares of Class D cumulative convertible preferred stock, and 400,000 shares of Class E cumulative convertible preferred stock, 500,000 shares of Class F cumulative convertible preferred stock, 600,000 shares of Class G cumulative convertible preferred stock, 15 Shares of Class H cumulative convertible preferred stock and 100 shares of Class I cumulative convertible preferred stock.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

      Cumulative Convertible Preferred Stock

Dividends on Class A, Class B, Class C, Class D, Class E, Class F, Class G and Class H cumulative convertible preferred stock are cumulative and payable quarterly at 8%, 10%, 10%, 14%, 15%, 10%, 8%, and 6% per annum, respectively. Cumulative convertible preferred stock can be converted into common shares at any time as follows: Class A and Class B - five shares, Class C - two shares, Class D - two and one-half shares, Class E - eight shares, Class F- five shares, Class G- six and one quarter shares, and Class H is convertible at $1.00 per share. The intrinsic value of any beneficial conversion option is recorded as preferred stock dividends at the time of preferred stock issuance. Dividends on Class B preferred are cumulative and payable monthly at 10% per annum. The dividends are based on $10 per share for all preferred shares. The Class B preferred was offered to certain note payable holders at a conversion of $10 per Class B preferred share. All preferred stock is non-voting. Warrants to purchase shares of the Company's common stock were given with the issuance of Class A, Class B, Class D, Class E, Class G and Class H preferred stock and were valued at fair value using the Black Scholes pricing model. The Company may, but is not obligated to, redeem the preferred stock at $10.50 per share for Class A and Class B and $10.00 per share for Class C, Class D, Class E, Class F, and Class G whenever the Company's common stock price exceeds certain defined criteria as defined in the preferred stock agreements. The Class H shares can be redeemed for $100,000 per share. Upon the Company's call for redemption, the holders of the preferred stock called for redemption have the option to convert each preferred share into shares of the Company's common stock. Holders of preferred stock cannot require the Company to redeem their shares. The liquidation preference is the same as the redemption price for each class of preferred stock.

      Stock Compensation Plans

The Company has a 1999 Stock Compensation Plan, which permits the issuance of restricted stock and stock options to key employees and agents. All outstanding incentive stock options granted under the prior 1997 Stock Options Plan continue until all agreements have expired. There are 4,300,000 shares of common stock reserved for issuance through restricted stock, non-qualified stock option awards and incentive stock option awards. The Plans also provide that the term of each award be determined by the Board of Directors. Under the Plans, the exercise price of incentive stock options may not be less than the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

The Company also has a 2000 Non-employee Director Stock Compensation Plan, which permits the issuance of stock options for 800,000 shares of common stock to non-employee directors. The exercise price of the stock options is the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

      Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan, which allows for the sale of 400,000 shares of Company common stock to qualified employees. At December 31, 2004 and 2003, no shares were issued under the Plan.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

      Stock Subscriptions Receivable

The Company has stock subscriptions receivable including interest receivable totaling $391,264 and $418,085 due to the Company at December 31, 2004 and 2003, respectively, from the issuance of common stock. Monthly interest only payments at interest ranging from 9% to 10% were required through December 2003, with one note being extended until March 2006, at which time any unpaid stock subscription receivable was due. The receivables are secured by the common stock issued. At both December 31, 2004 and 2003, the Company has reserved $71,000 related to stock subscriptions and interest receivable deemed to be uncollectible. The Company does not record interest receivable on the outstanding receivable balance once they have determined it to be uncollectible.

      Restricted Stock

The Company awards restricted common shares to selected employees. Recipients are not required to provide any consideration other than services. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The intrinsic value at the date of grant related to the shares awarded is generally amortized over three years, the vesting term of the awards. Compensation expense recorded during the years ended December 31, 2004, 2003, and 2002 in connection with the amortization of the award cost was $8,404, $47,119, and $78,292 respectively.

Restricted stock activity is as follows for the years ended December 31:



                                         2004            2003            2002
                                        -------         -------         -------
        Outstanding, January 1           17,019          45,066          75,337
             Issued                          --              --          22,434
             Vested                     (12,128)        (17,204)        (33,107)
             Forfeited                   (2,219)        (10,843)        (19,598)
                                        -------         -------         -------
        Outstanding, December 31          2,672          17,019          45,066
                                        =======         =======         =======

      Stock Options

Stock option activity is as follows for the years ended December 31:

                                               Options                          Weighted-Average Exercise Price
                             ------------------------------------------      ----------------------------------------
                                 2004            2003            2002            2004           2003           2002
                             ----------      ----------      ----------      ----------     ----------     ----------
Outstanding, January 1        1,657,432       1,093,157       1,050,024      $     1.81     $     2.45     $     2.55
     Granted                    621,500         747,775         249,300            1.48           1.35           0.96
     Exercised                       --          (3,000)             --              --           1.25             --
     Forfeited                  (90,500)       (180,500)       (206,167)           2.21           4.49           1.86
                             ----------      ----------      ----------      ----------     ----------     ----------

Outstanding, December 31      2,188,432       1,657,432       1,093,157      $     1.71     $     1.81     $     2.45
                             ==========      ==========      ==========      ==========     ==========     ==========

The weighted-average grant-date fair value of options granted during the years ended December 31, 2004, 2003, and 2002 was $1.48, $1.20 and $0.86 respectively.

Options outstanding and exercisable as of December 31, 2004, are as follows:

                                               Outstanding                                    Exercisable
                           ----------------------------------------------------  -------------------------------------
                                                      Weighted - Average
                                                   ----------------------------
                                                                   Remaining                             Weighted-
 Range of Exercise Prices                          Exercise       Contractual                             Average
                                  Options            Price        Life-Years          Options         Exercise Price
---------------------------  -------------------   -----------   --------------   -----------------   ----------------
            $.60                       255,000     $    0.60             5.43              255,000    $         0.60
       $.93   to     $1.38             588,500          1.21             8.58              456,500              1.24
      $1.43   to     $2.08           1,076,266          1.64             7.83              880,582              1.62
      $2.50   to     $2.88             118,000          2.64             5.93              118,000              2.64
      $3.98   to     $5.38              99,666          4.52             5.48               92,916              4.56
      $6.00   to     $6.75              51,000          6.59             5.21               51,000              6.59
                             -----------------     ----------    -------------    -----------------   --------------
       $.60   to     $6.75           2,188,432     $    1.71             7.48            1,853,998    $         1.74
                             =================     ==========    =============    =================   ==============

      Stock Warrants

Stock warrants activity is as follows for the years ended December 31:

                                              Outstanding                               Weighted - Average Exercise Price
                             ---------------------------------------------      -------------------------------------------
                                 2004             2003             2002            2004             2003            2002
                             -----------      -----------      -----------      -----------     -----------     -----------
Outstanding, January 1         7,421,874        4,327,396        9,564,450      $      1.83     $      2.05     $      2.37
     Granted                   4,902,658        3,687,447        2,546,690             1.35            1.53            1.46
     Exercised                  (528,891)        (556,881)              --             1.46            1.53              --
     Forfeited                        --          (36,088)      (7,783,744)              --            3.59            2.25
                             -----------      -----------      -----------      -----------     -----------     -----------
Outstanding, December 31      11,795,641        7,421,874        4,327,396      $      1.64     $      1.83     $      2.05
                             ===========      ===========      ===========      ===========     ===========     ===========


The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2004, 2003 and 2002 was $1.16, $1.10 and $1.00, respectively.

Warrants outstanding and exercisable as of December 31, 2004, are as follows:

                                                     Weighted - Average
                                             ----------------------------------
                                                                  Remaining
 Range of Exercise                           Exercise Price      Contractual
      Prices                 Warrants                            Life-Years
----------------------  -------------------  ---------------   ----------------
     $.85 to    $1.25           6,170,185     $        1.17              4.30
    $1.35 to    $2.00           2,545,341              1.63              1.59
    $2.20 to    $3.00           2,521,695              2.25              1.85
    $3.56 to    $5.20             558,420              4.11              1.51
                        -----------------     -------------    --------------
     $.85 to    $5.20          11,795,641     $        1.64              3.06
                        =================     =============    ==============

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Stock warrants issued for the years ended December 31 were awarded for:

                                    2004          2003          2002
                                 ---------     ---------     ---------
Common stock                       579,799     1,812,259       728,357

Services rendered                  828,278       941,288       103,333

Preferred stock                  3,419,581       145,900       420,000

Debt issuance and guarantees        75,000       788,000     1,295,000
                                 ---------     ---------     ---------

                                 4,902,658     3,687,447     2,546,690
                                 =========     =========     =========


During the year ended December 31, 2004, the Company issued to common stock investors 579,799 two to five year warrants with a weighted average exercise price of $2.21.

During the year ended December 31, 2004, The Company issued 828,278 three to five year warrants for services related to equity financing with a weighted average exercise price of $1.11.

During the year ended December 31, 2004, the Company issued to preferred stock investors 3,419,581 two to five year warrants with a weighted average exercise price of $1.26.

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

The fair value of stock warrants is the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions:


                                  2004            2003            2002
                            ----------      ----------      ----------
Risk-free interest rate           2.96%           2.37%           3.90%

Expected life               3.35 years       3.4 years       4.5 years
Expected volatility                184%            170%          151.3%
Expected dividend rate               0%              0%              0%

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 11 - Income Taxes

The Company has generated federal and state net operating losses of approximately $27,857,000 and $10,827,000, respectively, which, if not used, will begin to expire in 2005. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.


The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The change in the valuation allowance was $3,329,000, $1,722,000 and $402,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Components of net deferred income taxes are as follows at December 31:


                                                       2004            2003
                                                   ------------    ------------
Deferred income tax assets:

     Net operating loss carryforwards              $ 11,143,000    $  9,387,000
     Goodwill, including impairment                   1,145,000          65,000
     Amortization of intangibles                        559,000              --
     Asset valuation reserves                           577,000         285,000
     Accrued liabilities                                 69,000          55,000
                                                   ------------    ------------

                                                     13,493,000       9,792,000
Less valuation allowance                            (13,203,000)     (9,674,000)
                                                   ------------    ------------
                                                        290,000         118,000
Deferred income tax liabilities - depreciation         (290,000)       (118,000)
                                                   ------------    ------------

Net deferred income tax assets                     $         --    $         --
                                                   ============    ============


Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:


                                            2004           2003           2002
                                        --------       --------       --------
Federal statutory tax rate benefits        (35.0)%        (35.0)%        (35.0)%
State tax, net of federal benefit           (5.0)          (5.0)          (5.0)
Change in valuation allowance               36.1           39.6           36.1
Other                                        3.9            0.4            3.9
                                        --------       --------       --------
Effective tax rate                           0.0%           0.0%           0.0%
                                        ========       ========       ========

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

The Company has the following net operating loss carryforwards at December 31, 2004, for income tax purposes:

                                      Federal Net          State Net
            Year of Expiration      Operating Loss      Operating Loss
            ------------------      --------------      --------------

                  2005                    599,000            599,000
                  2007                    501,000            501,000
                  2008                     59,000             57,000
                  2009                     22,000             22,000
                  2011                    595,000            575,000
                  2012                     25,000                  -
                  2018                  1,122,000          1,096,000
                  2019                  1,585,000            992,000
                  2020                  4,839,000          1,587,000
                  2021                  4,726,000          1,435,000
                  2022                  4,353,000          1,230,000
                  2023                  4,275,000          1,239,000
                  2024                  5,156,000          1,494,000
                                   --------------     --------------
                                   $   27,857,000     $   10,827,000
                                   ==============     ==============

Under Internal Revenue Code Section 382, utilization of federal losses expiring prior to 2019 are limited to approximately $375,000 each year.

NOTE 12 - Supplemental Cash Flows Information

                                                              2004           2003           2002
                                                           ----------     ----------     ----------
Cash paid for interest                                     $1,409,095     $  436,061     $  512,167
Noncash investing and financing transactions:
     Property and equipment in lieu of cash for
       accounts receivable                                     61,312             --             --
    Stock options issued for commissions earned                    --             --         53,745
    Issuance of preferred and common stock for
       acquisition of assets                                   57,650         76,500         18,590
    Current liabilities converted to stock                         --        192,690         59,755
    Common stock issued for guarantee of debt                      --             --         14,750
    Purchase of customer lists and equipment
       through payable to Florida Cable                            --        465,000             --
    Notes payable and accrued interest converted
       to common and preferred stock                          637,596        828,172      1,164,882
    Capitalized lease equipment purchases                          --             --        174,986
    Conversion of preferred stock to common stock             776,500         40,000        150,000
    Conversion of preferred stock into note payable                --             --        400,000
    Conversion of note payable into preferred stock            50,000             --             --
    Conversion of preferred stock into short-term debt        500,000             --             --
    Reduction of stock subscription receivable
       related to commission earned on equity
       transactions                                            17,320         36,977         40,563
    Warrants issued related to modifications of
       long-term debt                                              --        208,447        528,650
    Warrants issued for modification of short-term
       debt                                                    68,652             --             --
    Conversion of preferred stock dividends into
       common stock                                           124,618        113,209             --
    Issuance of common stock for acquisition of
       assets - SBC                                           270,152             --             --
    Capital lease assumed in acquisition of
       equipment from SBC                                     187,424             --             --
    Issuance of common stock, short-term debt, and
       long-term debt for acquisition of MDU
                                                            6,660,000             --             --
    Issuance of preferred stock, short-term debt
       and accrued expenses for acquisition of              6,541,849
       Rainbow
    Issuance of common stock and accrued expenses
       for acquisition of assets - 21st Century               364,584             --             --
    Capital lease assumed in acquisition of
       equipment from 21st Century                            372,420             --             --
    Issuance of common stock and contingent
       liability for acquisition of assets - URON,            458,500             --             --
       Inc
    Issuance of common stock for remaining 50%
       ownership of MBUSA                                      39,000             --             --


NOTE 13 - Retirement Savings Plan

The Company has 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company made no discretionary contributions for any of the years presented.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 14 - Commitments and Contingencies

      Operating leases

Office space was leased from an LLC which an officer of the Company was partial owner of through August 2003. In addition to basic monthly rents ranging from $16,640 to $17,653, the Company paid building maintenance costs, real estate taxes and assessments. During 2003, the Company converted $72,000 of accrued rent into 7,200 shares of Class C preferred stock. At December 31, 2004 and 2003, accrued rent of $19,500 and $56,560, respectively, was owed to this related party. In August 2003, the Company signed a new lease agreement with an unrelated party.

The Company has various other operating leases for its corporate office space, vehicles and various equipment with lease terms expiring in August 2017. The monthly base rents range from $84,321 to $97,910, net of payments received from subleases. In July 2003, the Company entered into an agreement to sublease a portion of their office space through August 2008 for approximately $5,000 per month. The leases contain provisions for payments of real estate taxes, insurance and common area costs.

Total rent expense for the years ended December 31, 2004, 2003 and 2002 including common area costs and real estate taxes was approximately $634,000, $578,000 and $566,000, respectively. Rent expense with related parties for December 31, 2004, 2003, 2002 was approximately $0, $59,000 and $462,000, respectively.

Future minimum rental payments, net of payments received from subleases, are as follows for the years ending December 31:


        Year                         Amount
        ----                      -----------
        2005                      $   530,000
        2006                          516,000
        2007                          541,000
        2008                          587,000
        2009                          638,000
     Thereafter                     3,872,000
                                  -----------
                                  $ 6,684,000
                                  ===========
      Legal proceedings

The Company is involved in legal actions in the ordinary course of its business, including an action brought by Private Investor's Equity Group (PIEG) brought in the third quarter of 2004, Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's consolidated financial position, results of operations, or cash flows.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 15 - Related Party

The Company had revenues from companies that are associated with a director, who was elected to the board of directors during 2003, of approximately $0, $1,124,000 and $636,000 for the years ended December 31, 2004, 2003, and 2002, respectively. In addition, the Company had accounts receivable outstanding from these companies of approximately $140,000, $142,000, and $171,000 at December 31, 2004, 2003, and 2002, respectively.

NOTE 16 - Subsequent Events

      Private Placement

On February 3, 2005, Multiband Corporation completed a $10 million private placement of the company's Series I Convertible Preferred Stock.

The offering was made by Mercator Advisor Group, LLC of Los Angeles, California, through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, LP. Mercator Momentum Fund III, LP., and certain investors.

Under the terms of the preferred stock offering, the Company issued 100,000 shares of its Series I Convertible Preferred Stock in the aggregate offering amount of $10 million. The shares of Series I Convertible Preferred Stock contain a monthly dividend that is payable at prime plus 10% through August 31, 2005, at prime rate from September 1, 2005 through August 31, 2006, and at prime rate plus 1% thereafter. The preferred shares are convertible into 7,142,858 shares of common stock at the fixed rate of $1.50 per share. In addition, the investors received three-year warrants to purchase shares of Common Stock at exercise prices of $1.57 and $1.73 per share. The Company is also required to file a registration statement providing for the resale of shares issuable upon the conversion of the Series I Convertible Preferred Stock and upon exercise of the warrants.

      Acquisition of Assets

Effective April 1, 2005, the Company purchased certain video assets (equipment and video subscribers) from Ultravision, Inc. for $275,000.

      Sale of Multiband Business Services segment

Effective April 1, 2005, the Company completed the sale of certain assets and liabilities relating to its Multiband Business Services (MBS, a/k/a Corporate Technologies USA) division. The buyer was North Central Equity, LLC ("Buyer").

The purchase price paid by the Buyer was $2,650,000 which consisted of $1,683,184 in cash at closing, $366,816 in assumed vacation pay and warranty liabilities, and the balance of $600,000 in a note receivable at 7% interest due on December 31, 2005. The amount of the note receivable is subject to adjustment based on certain representations and warranties provided by the Company in the purchase agreement. The Company has reserved an allowance of $300,000 against this note receivable due to uncertainty of collectibility.

In connection with the purchase agreement, the Company entered into an interim services agreement whereby the Buyer is able to sublease space at no charge at Seller's Minneapolis and Fargo locations and obtain access to certain aspects of Seller's information technology resources for one year. Services provided will be charged by either party at fair value and is estimated by management to be insignificant. In addition the services agreement is explicit that the Company has no control over the buyer's operations. The buyer may receive additional free space for part or all of a second year depending on the results of a post closing inventory appraisal. It is indeterminable at this time the results of this appraisal.

In conjunction with the sale, the Company reduced its indebtedness to Convergent Capital $2,000,000. Estimated gain on sale of MBS Business:

Sale Price
      Cash proceeds                                                           $ 1,700,183
      Note receivable, net of reserve                                             300,000
      Assumed liabilities                                                         349,817
                                                                              -----------
              Total sale price 2,350,000 Assets sold/liabilities assumed:

      Inventory, net of reserve                                                 1,053,661
      Property and equipment                                                       60,120
                                                                              -----------
             Net assets sold 1,113,781 Less costs and expenses:

      Broker's fee                                                                100,000
      Sublease for one year at no charge                                          500,000
      Additional estimated free rent related to
        potential inventory adjustment                                            500,000
      Legal and accounting costs                                                   30,000
                                                                              -----------
             Total costs                                                        1,130,000
                                                                              -----------
Net gain on sale                                                              $   106,219
                                                                              ===========


The following are condensed statements of operations of the discontinued operations:

Statement of Operations                     2004              2003              2002
                                        ------------      ------------      ------------
Revenues                                $ 18,604,855      $ 21,199,303      $ 23,963,748

Cost of sales                             14,564,286        15,067,483        17,618,617
Selling, general and administrative        5,092,867         6,038,823         5,690,015
Depreciation and amortization                345,985           432,366           482,387
Income (loss) from operations             (1,398,283)         (399,369)          172,689
Impairment of goodwill                    (2,748,879)               --                --
Other income (expense)                      (310,158)         (353,587          (165,917)
                                        ------------      ------------      ------------

Net Loss                                $ (4,457,320)     $   (692,956)     $      6,772
                                        ============      ============      ============

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To Stockholders, Board of Directors, and Audit Committee

Multiband Corporation and Subsidiaries
(formerly known as: Vicom, Incorporated and subsidiaries)
New Hope, Minnesota


Our report on our audits of the basic consolidated financial statements of Multiband Corporation and Subsidiaries (formerly known as: Vicom, Incorporated and subsidiaries) for the years ended December 31, 2004, 2003 and 2002 appears on page 1. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information on page 39 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP


Minneapolis, Minnesota
March 8, 2005 (except as to Note 17 as
to which the date is April 8, 2005)

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2004, 2003 and 2002

                    Column A                               Column B          Column C           Column D             Column E
---------------------------------------------------   -----------------   -------------      --------------       -----------------

                                                                            Additions
                                                                           Charged to
                                                         Balance at         Costs and                               Balance at
                  Description                         Beginning of Year     Expenses           Deductions          End of Year
-----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
         2004                                            $   223,000        $   2,000        $                      $  225,000
         2003                                                236,000               --            13,000 (A)            223,000
         2002                                                178,000           58,000                --                236,000
Notes receivable:
         2004                                                     --               --                --                    --
         2003                                                 30,000               --            30,000 (A)                --
         2002                                                     --           30,000                --                30,000
Stock subscriptions and interest receivable
         2004                                                 71,000                                                   71,000
         2003                                                     --           71,000                 --               71,000
         2002                                                     --               --                 --                   --

   (A) Write-off uncollectible receivables

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.

Controls and Procedures.

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to him material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

      Information with respect to the directors and executive officers of the Company set forth under "Information Concerning Directors, Nominees and Executive Officers" and under "Compliance with Section 16 (a) "in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2005, is incorporated herein by reference.

Item 11. Executive Compensation

      Information with respect to Executive Compensation set forth under "Executive Compensation" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2005 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of certain beneficial owners and management, set forth under "Beneficial Ownership of Principal Shareholders and Management" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2005, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information with respect to certain relationships and related transactions, set forth under "Information Concerning Directors, Nominees and Executive Officers" in the Company's definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2005, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

      The Audit Committee of the Company selected Virchow, Krause & Company, LLP ("Virchow Krause"), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company's financial statements for the years ended December 31, 2004, 2003 and 2002. The following table details the fees paid to Virchow Krause for the years ended December 31, 2004 and 2003.


                                    2004                 2003
                                    ----                 ----
Audit Fees                       $135,390              $100,929
Audit-Related Fees                 38,950 (3)             2,150 (1)
Tax Fees                           15,540                15,000
All Other Fees                          0                 1,705 (2)
                                 --------              --------

Total                            $188,880              $119,784
                                 ========              ========

(1)   Fees related to review of Form S-3 Filings

(2)   Fees related to miscellaneous research projects

(3) Fees related to review of Form S-1 filings, audits of acquisition and proforma required by Fork 8-K rules.

      The Company's Audit committee consists of Frank Bennett, Jonathan Dodge and Donald Miller. All three are considered audit committee financial experts independent from managers. The Company's current audit committee charter has been filed previously as exhibit 3.5. The audit committee is responsible for engaging the audit firm and fees related to their services.

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

Item 15. Exhibits and Financial Statement Schedules.

      A.    Exhibits

            Exhibit 3.5 states Multiband's code of ethics for its senior officers. A copy of said code will be provided upon written request. Any waivers or amendments to said code will be posted to Multiband's website or disclosed in an 8K filing.

            Exhibit 3.6 provides Multiband's Audit committee charter

      Exhibits

See Index to Exhibits on page 51 of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VICOM, INC.
                                        Registrant

Date: April 15,2005                     By:   /s/ James L. Mandel
                                              Chief Executive Officer

Date: April 15,2005                     By:   /s/ Steven M. Bell
                                              Chief Executive Officer
                                              (Principal Financial and
                                              Accounting Officer)

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

2.3            Asset Purchase Agreement with Vicom Systems (14)

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

4.10 Certificate of Designation of the Relative Rights, Restrictions and Preferences of 15% Class E Cumulative Convertible Stock(2)

4.11           Securities Purchase Agreement Dated September 18, 2003 (6)

4.12           Secured Convertible Note Agreement (7)

4.13           Wholesale Services Agreement Dated March 4, 2004 (8)

4.14           Note Purchase Agreement (11)

4.15           Series H Preferred Documents (12)

4.16           Series I Preferred Documents (13)

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

10.11          Corporate  Technologies agreement with Siemens dated December 14,
               2001(4)

10.12          Note with Pyramid Trading, L.P. (4)

10.14          Employment Agreement of Steven M. Bell dated January, 1, 2002(5)

10.15          Employment Agreement of James Mandel dated January 1, 2002(5)

10.16          Acquisition Agreement of Minnesota Digital Universe (9)

10.17          Acquisition of Rainbow Satellite Group, LLC (10)

14             Vicom Code of Ethics for Senior Officers (9)

19.1           2000 Non-Employee Director Stock Compensation Plan (3)

19.2           2000 Employee Stock Purchase Plan (3)

21.1           List of subsidiaries of the registrant(1)

23             Consent of Virchow, Krause & Company, LLP (15)

24.1 Power of Attorney (included on signature page of original registration statement)

31.1           Rule 13a-14 (s)  Certification of Chief Executive Officer - James
               Mandel (15)

31.2           Rule 13a-14 (s) Certification of Chief Financial Officer - Steven
               Bell (15)

32.1           Section 1350 of Sarbanes-Oxley Act of 2002 - James Mandel (15)

32.2           Section 1350of Sarbanes-Oxley Act of 2002 - Steven Bell (15)

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

(5) Previously filed as the same exhibit to Registrant's Form 10-Q filed May 15, 2002

(6) Previously filed as the same exhibit to Registrant's Form 8-K filed September 24, 2003.

(7) Previously filed as the same exhibit to Registrant's Form 8-K filed December 16, 2003.

(8) Previously filed as the same exhibit to Registrant's Form 8-K filed March 17, 2004.

(9) Previously filed as the same exhibit to registrants Form 8-K filed June 9, 2004.

(10) Previously filed as the same exhibit to registrants form 8-K filed July 9, 2004.

(11) Previously filed as the same exhibit to registrants form 8-K filed November 19, 2004.

(12) Previously filed as the same exhibit to registrants form 8-K filed November 24, 2004.

(13) Previously filed as the same exhibit to registrants form 8-K filed February 3, 2005.

(14) Previously filed as the same exhibit to registrants form 8K filed April 6, 2005 Filed herewith.

(15)  Filed herewith.