Form 10-K/A
period 2004-12-31
MULTIBAND CORP
filed 2005-04-21
CIK 732412

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

      In early 2000, Multiband created its MCS division, employing the aforementioned expertise, to provide communications and entertainment services (local dial tone, long distance, high-speed internet and expanded satellite television services) to residents in MDUs on one billing platform, which the Company developed internally.

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

Statement of Operations Data           2004               2003               2002               2001               2000
-----------------------------     ------------       ------------       ------------       ------------       ------------
Revenues ....................     $ 11,067,834       $  1,441,118       $    577,221       $    265,996       $     73,319
Cost of products and services
                                  $  5,943,395       $    884,536       $    418,093       $    226,432       $    105,617
Gross profit ................     $  5,124,439       $    556,582       $    159,128       $     39,564       $    (32,298)
% of revenues ...............             46.3%              38.6%              27.6%              14.9%            (44.05)%
Selling, general and
  administrative expenses ...     $  5,960,050       $  2,647,870       $  1,971,584       $  2,555,144       $  2,870,657
% of revenues ...............             53.9%             183.0%             641.6%             960.6%           3915.30%
Depreciation and amortization     $  3,432,779       $  1,065,650       $  1,193,306          1,165,610            830,181
Loss from Operations ........     $ (4,268,390)      $ (3,156,938)      $ (3,005,762)      $ (3,681,190)      $ (3,733,136)
Other expense net ...........     $ (1,058,252)      $   (548,476)      $ (1,439,069)      $ (1,070,802)      $   (280,962)
Minority interest in
   subsidiary ...............     $          0       $     33,366       $          0       $          0       $          0

Loss before income taxes ....     $ (5,326,642)      $ (3,672,048)      $ (4,444,831)      $ (4,751,992)      $ (4,014,098)
Income tax provision ........     $          0       $          0       $          0       $          0       $      8,849
Net Loss from Continuing
   Operations ...............     $ (5,326,642)      $ (3,672,048)      $ (4,444,831)      $ (4,751,992)      $ (4,022,947)
Discontinued operations .....     $ (4,457,320)      $   (692,956)             6,772       $   (573,560)          (212,884)
Net Loss ....................     $ (9,783,962)      $ (4,365,004)      $ (4,438,059)      $ (5,325,552)      $ (4,235,831)
Loss attributable to common
   stockholders .............     $(10,374,417)      $ (4,613,693)      $ (4,591,637)      $ (5,758,221)      $ (5,082,011)
Loss per common share-basic
   and diluted ..............     $       (.42)      $       (.27)      $       (.38)      $       (.66)      $      (0.72)
Weighted average shares
   outstanding ..............       23,307,594         16,112,231         11,735,095          8,762,814          7,009,751

Balance Sheet Data                     2004               2003               2002               2001               2000
-----------------------------     ------------       ------------       ------------       ------------       ------------
Working capital
   (deficiency) .............     $ (8,931,414)      $  1,118,792       $   (252,870)      $    426,549       $  2,870,114
Total assets ................     $ 26,633,712       $ 13,902,885       $ 10,347,316       $ 12,209,681       $ 15,614,573
Long-term debt ..............     $  3,498,657       $  2,262,891       $  3,273,350       $  3,311,870       $  3,362,083
Stockholders' equity ........     $  8,549,431       $  5,807,711       $  2,642,285       $  4,184,001       $  5,876,352

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

----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
                       Dec.31,    Sept. 30,    June 30,      March 31,     Dec. 31,    Sept. 30,   June 30,      March 31,
                         2004       2004         2004          2004          2003        2003       2003           2003
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Revenues:
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Vicom                        0            0            0             0            0             0            0           0
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
MCS                  3,475,576    3,918,342    2,911,261       762,655      429,141       418,897      357,961     235,120
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Total
Revenues             3,475,576    3,918,342    2,911,261       762,655      429,141       418,897      357,961     235,120
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Cost of Sales        1,889,980    1,952,631    1,712,280       410,962      290,391       238,336      202,065     153,647
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Gross Margin         1,585,597    1,965,711    1,198,981       351,693      138,750       180,561      155,896      81,473
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
SG&A Expense         2,148,570    1,845,547    1,137,780       828,153      931,304       592,868      649,768     474,136
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Depreciation &
Amortization           881,826    1,048,031    1,150,677       352,245      295,131       279,812      263,330     227,379
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Operating Loss     (1,444,800)    (927,867)  (1,089,476)     (828,705)  (1,087,685)     (692,119)    (757,202)   (620,042)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Interest Expense     (382,854)    (254,314)    (188,986)     (229,334)    (135.411)      (97,977)    (113,580)   (131,795)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Other Income
(Expenses)              13,403     (15,423)        6,851        14,863     (12,136)           323        5,548    (63,290)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Minority
Interest                                                                     38,170       (3,460)      (1,392)           0
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Net Loss Before
Taxes              (1,814,251)  (1,197,604)  (1,271,611)   (1,043,176)  (1,197,062)     (793,233)    (866,626)   (815,127)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Income Tax
(Benefit)
Provision                    0            0            0             0            0             0            0           0
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Income (loss)
from continuing
operations         (1,814,251)  (1,197,604)  (1,271,611)   (1,043,176)  (1,197,062)     (793,233)    (866,626)   (815,127)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Discontinued
Operations         (3,149,780)    (653,989)    (179,863)     (473,688)    (434,537)      (39,389)     (68,038)   (150,992)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Net Loss           (4,964,031)  (1,851,593)  (1,451,474)   (1,516,864)  (1,631,599)     (832,622)    (934,664)   (966,119)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Net Loss Per
Common Share
Basic and Diluted        (.20)        (.07)        (.06)         (.08)        (.09)         (.05)        (.06)       (.07)
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


                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
March 8, 2005 (except as to Note 16, as to which the date is April 8, 2005).

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   (FKA: VICOM, INCORPORATED AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003

                                                                                    2004              2003
                                                                                ------------      ------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                   $    726,553      $  2,945,960
    Certificate of deposit                                                           650,000           250,000
    Accounts receivable, net                                                       2,783,774         1,658,114
    Inventories, net                                                                 231,993           367,017
    Current assets of discontinued operations                                        634,307         1,606,800
    Other current assets                                                             146,334            96,550
                                                                                ------------      ------------
        Total Current Assets                                                       5,172,961         6,924,441
                                                                                ------------      ------------

PROPERTY AND EQUIPMENT, NET                                                        4,372,474         3,538,415
                                                                                ------------      ------------

OTHER ASSETS
    Goodwill                                                                         812,366                 0
    Intangible assets, net                                                        16,081,635           503,625
    Other assets of discontinued operations                                           47,975         2,800,168
    Other assets                                                                     146,301           136,236
                                                                                ------------      ------------

        Total Other Assets                                                        17,088,277         3,440,029
                                                                                ------------      ------------

           TOTAL ASSETS                                                         $ 26,633,712      $ 13,902,885
                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Checks issued in excess of cash in bank                                     $    234,348      $    147,398
    Short-term debt                                                                4,481,099                 0
    Wholesale line of credit                                                         926,201           976,314
    Current portion of long-term debt                                              1,524,527           998,813
    Current portion of note payable - stockholder                                     84,801            81,554
    Current portion of capital lease obligations                                     201,530            54,939
    Accounts payable                                                               2,561,611         1,771,699
    Accrued liabilities                                                            3,030,024         1,308,838
    Contingent liability                                                             222,700                 0
    Customer deposits                                                                 59,875                 0
    Current liabilities of discontinued operations                                   370,921           421,275
    Deferred service obligations and revenue                                         406,738            44,819
                                                                                ------------      ------------
        Total Current Liabilities                                                 14,104,375         5,805,649

LONG-TERM LIABILITIES
    Long-term debt, net                                                            3,498,657         2,087,156
    Note payable - stockholder, net of current portion                                    --            32,837
    Capital lease obligations, net of current portion                                481,249           142,898
                                                                                ------------      ------------

        Total Liabilities                                                         18,084,281         8,068,540
                                                                                ------------      ------------

MINORITY INTEREST IN SUBSIDIARY                                                           --            26,634
                                                                                ------------      ------------
STOCKHOLDERS' EQUITY
    Cumulative convertible preferred stock, no par value:
        8% Class A ( 27,931 and 27,931  shares issued and outstanding,               419,752           419,752
         $293,276 and $293,276 liquidation preference)
        10% Class B (8,700 and 8,700  shares issued and outstanding,                  62,000            62,000
         $91,350 and $91,350 liquidation preference)
        10% Class C (125,400 and 125,400 shares issued and outstanding,            1,611,105         1,611,105
         $1,254,000 and  $1,254,000 liquidation preference)
        15% Class E (0 and 77,650  shares issued and outstanding, $0 and                   0           438,964
         $776,500 liquidation preference)
        10% Class F (150,000 and 0 shares issues and outstanding,                  1,500,000                 0
         $1,500,000 and $0 liquidation preference)
        8% Class G (45,245 and 0 shares issued and outstanding, $452,450             179,897                 0
         and  $0 liquidation preference)
        6% Class H (11.5 and 0 shares issued and outstanding, $1,150,000                   0                 0
         and $0 liquidation preference)
    Common stock, no par value (25,784,490 and 19,036,805  shares issued;         16,888,291         7,726,505
        25,781,818 and 19,019,786 shares outstanding)
    Stock subscriptions receivable                                                  (391,264)         (418,085)
    Options and warrants                                                          32,985,983        30,514,872
    Unamortized compensation                                                          (1,724)         (217,210)
    Accumulated deficit                                                          (44,704,609)      (34,330,192)
                                                                                ------------      ------------

           Total Stockholders' Equity                                              8,549,431         5,807,711
                                                                                ------------      ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 26,633,712      $ 13,902,885
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
                                                ========== ==========  ========== ==========  ========== ==========
                                                 Cumulative Convertible Preferred Stock

                                                      14% Class D            15% Class E
                                                ---------------------- -----------------
                                                  Shares     Amount      Shares     Amount
                                                ---------- ----------  ---------- --------
BALANCES, December 31, 2001                         40,000    $417,500         -          -
 Stock issued:
    Cash                                                -           -      10,000    100,000
    Reduction of stock subscriptions                    -           -          -          -
       receivable for fees related to equity
       transactions
    Acquisition of assets                               -           -          -          -
    Guarantee of debt financing                         -           -          -          -
    Services rendered                                   -           -          -          -
    Conversion of accounts payable                      -           -          -          -
    Conversion of notes payable and accrued
      interest                                    (30,000)   (300,000)     60,000    600,000
    Conversion of accrued interest                      -           -          -          -
    Conversion of preferred stock                 (10,000)   (100,000)         -          -
 Redemption of preferred stock                          -           -          -          -
 Discount on preferred stock related to
   warrants issued                                      -     (17,500)         -   (304,222)
 Interest receivable on stock subscription              -           -          -          -
   receivable
 Warrants issued:
    Preferred stock                                     -           -          -          -
    Common stock                                        -           -          -          -
    Debt                                                -           -          -          -
 Deferred compensation expense related to
   stock options issued below fair market value         -           -          -          -
 Deferred compensation expense                          -           -          -          -
 Restricted stock:
    Issued and outstanding                              -           -          -          -
    Forfeited                                           -           -          -          -
    Amortization expense                                -           -          -          -
 Embedded value with Pyramid Trading warrants           -           -          -          -
 Preferred stock dividends                              -           -          -          -
 Net loss                                               -           -          -          -
                                                ----------  ---------- ---------- ---------

BALANCES, December 31, 2002                             0           0      70,000    395,778
 Stock issued:
    Cash                                                -           -          -          -
    Exercise of warrants                                -           -          -          -
    Cashless exercise of warrants                       -           -          -          -
    Exercise of stock options                           -           -          -          -
    Reduction of stock subscriptions                    -           -          -          -
       receivable for fees related to equity
       transactions
    Acquisition of assets                               -           -       7,650     76,500
    Conversion of accounts payable                      -           -          -          -
    Conversion of notes payable                         -           -          -          -
    Conversion of accrued interest                      -           -          -          -
    Conversion of preferred stock                       -           -          -          -
    Conversion of dividends payable                     -           -          -          -
 Redemption of preferred stock                          -           -          -          -
 Intrinsic value of convertible feature                 -           -          -          -
 Discount on preferred stock related to
   warrants issued                                      -           -          -    (33,314)
 Stock subscriptions receivable:
    Cash payments                                       -           -          -          -
    Increase reserve                                    -           -          -          -
    Interest collected                                  -           -          -          -
 Warrants issued:
    Preferred stock                                     -           -          -          -
    Common stock                                        -           -          -          -
    Debt                                                -           -          -          -
    Services rendered                                   -           -          -          -
 Deferred compensation expense related to
   stock options issued below fair market value         -           -          -          -
 Deferred compensation expense                          -           -          -          -
 Restricted stock:
    Forfeited                                           -           -          -          -
    Amortization expense                                -           -          -          -
 Embedded value with Laurus warrants                    -           -          -          -
 Preferred stock dividends                              -           -          -          -
 Net loss                                               -           -          -          -
                                                ----------  ---------- ---------- ---------

BALANCES, December 31, 2003                             0           0      77,650    438,964

 Stock issued:                                          -           -          -           -
    Cash
    Exercise of warrants                                -           -          -           -
    Cashless exercise of warrants                       -           -          -           -
    Reduction of stock subscriptions                    -           -          -           -
       receivable for fees related to equity
       transactions                                     -           -          -           -
    Acquisition of assets - remaining 50%               -           -          -           -
       ownership of MBUSA
    Acquisition of assets - URON, Inc.                  -           -          -           -
    Acquisition of assets - Satellite
       Broadcasting Corporation and affiliates          -           -          -           -
    Acquisition of assets - Minnesota Digital           -           -          -           -
       Universe, Inc.
    Acquisition of assets - Rainbow Satellite           -           -          -           -
       Group, LLC.
    Acquisition of assets  - 21st Century                -           -          -           -
       Satellite Communications
    Property and equipment                               -           -          -           -
    Conversion of notes payable
    Conversion of accrued interest                      -           -          -           -
    Conversion of preferred stock                       -           -     (77,650)  (438,964)
    Conversion of dividends payable                     -           -          -           -
    In lieu of cash for services                        -           -          -           -
    In lieu of cash for other current assets            -           -          -           -
 Stock repurchase                                       -           -          -           -
 Conversion of preferred stock into note
   payable                                              -           -          -           -
 Intrinsic value of convertible feature
 Discount on preferred stock related to                 -           -          -           -
    warrants issued
 Stock subscriptions receivable:                        -           -          -           -
    Cash payments                                       -           -          -           -
    Interest collected                                  -           -          -           -
 Warrants issued for debt modification                  -           -          -           -
 Deferred compensation expense related to               -           -          -           -
    stock options issued below fair market
    value
 Deferred compensation expense                          -           -          -           -
 Restricted stock:                                                             -           -
    Forfeited                                           -           -          -           -
    Amortization expense                                -           -          -           -
 Preferred stock dividends                              -           -          -           -
 Net loss                                               -           -          -           -
                                                ----------  ---------- ----------  ---------

BALANCES, December 31, 2004                              0  $        0          0  $       0
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

                                                              Common Stock                Stock          Options
                                                      ---------------------------     Subscriptions        and
                                                        Shares         Amount          Receivable        Warrants
                                                      ----------     ------------     ------------     ------------
BALANCES, December 31, 2001                           10,679,450     $  3,443,104     $   (631,619)    $ 24,957,912
  Stock issued:
      Cash                                             1,548,120          274,414            7,850  --           --
      Reduction of stock subscriptions
        receivable for fees related to
        equity transactions                                   --          (40,563)          40,563               --
      Acquisition of assets                                   --               --               --          (18,590)
      Guarantee of debt financing                         25,000           14,750               --               --
      Services rendered                                   35,214           27,700               --               --
      Conversion of accounts payable                       7,500            7,255               --               --
      Conversion of notes payable
        and accrued interest                             554,569          460,001               --               --
      Conversion of accrued interest                     117,787          119,881               --               --
      Conversion of preferred stock                      140,000          150,000               --               --
Redemption of preferred stock                                 --               --               --               --
Discount on preferred stock related
  to warrants issued                                          --               --               --               --
Interest receivable on stock
  subscription receivable                                     --               --          (49,989)              --
Warrants issued:                                              --               --               --               --
      Preferred stock                                         --               --               --          324,324
      Common stock                                            --               --               --          575,119
        Debt                                                  --               --               --          879,382
  Deferred compensation expense
    related to  stock options
    issued below fair market value                            --           53,745               --          (53,345)
  Deferred compensation expense                               --               --               --               --
  Restricted stock:
        Issued and outstanding                            22,434           21,255               --               --
        Forfeited                                        (19,597)         (65,710)              --               --
        Amortization expense                                  --               --               --               --
  Embedded value with Pyramid
    Trading warrants                                          --               --               --          (32,503)
  Preferred stock dividends                                   --               --               --               --
  Net loss                                                    --               --               --               --

BALANCES, December 31, 2002                           13,110,477        4,465,832         (633,195)      26,632,299
  Stock issued:
        Cash                                           4,477,279        1,947,197               --               --
        Exercise of warrants                             258,790          262,030               --               --
        Cashless exercise of warrants                    141,529               --               --               --
        Exercise of stock options                          3,000            3,750               --               --
        Reduction of stock subscriptions
          receivable for fees related to
          equity transactions                                 --          (36,977)          36,977               --
        Acquisition of assets                                 --               --               --               --
        Conversion of accounts payable                    85,000          120,690               --               --
        Conversion of notes payable                      654,202          762,000               --               --
        Conversion of accrued interest                    63,539           66,172               --               --
        Conversion of preferred stock                     66,666           40,000               --               --
        Conversion of dividends payable                  187,164          113,209               --               --
  Redemption of preferred stock                               --               --               --               --
  Intrinsic value of convertible feature                      --               --               --               --
  Discount on preferred stock
    related to warrants issued                                --               --               --               --
  Stock subscriptions receivable:
        Cash payments                                         --               --          105,806               --
        Increase reserve                                      --               --           71,000               --
        Interest collected                                    --               --            1,327               --
  Warrants issued:
        Preferred stock                                       --               --               --           58,314
        Common stock                                          --               --               --        2,050,507
        Debt                                                  --               --               --          883,711
        Services rendered                                     --               --               --          321,920
  Deferred compensation expense related
    to stock options issued below fair
    market value                                              --               --               --               --
  Deferred compensation expense                               --               --               --               --
  Restricted stock:
        Forfeited                                        (10,841)         (17,398)              --               --
        Amortization expense                                  --               --               --               --
  Embedded value with Laurus warrants                         --               --               --          568,121
  Preferred stock dividends                                   --               --               --               --
  Net loss                                                    --               --               --               --

BALANCES, December 31, 2003                           19,036,805        7,726,505         (418,085)      30,514,872
  Stock issued:
        Cash                                           2,001,832        2,059,093               --          791,483
        Exercise of warrants                             273,403          390,279               --               --
        Cashless exercise of warrants                    133,742               --               --               --
        Reduction of stock subscriptions
          receivable for fees related to
          equity transactions                                 --          (17,320)          17,320               --
        Acquisition of assets - remaining
          50% ownership of MBUSA                          30,000           39,000               --               --
        Acquisition of assets - URON, Inc.               180,000          235,800               --               --
        Acquisition of assets - Satellite
          Broadcasting Corporation and
          affiliates                                     135,076          270,152               --               --
        Acquisition of assets - Minnesota
          Digital Universe, Inc.                       2,300,000        3,960,000               --               --
        Acquisition of assets - Rainbow
          Satellite Group, LLC                                --               --               --               --
        Acquisition of assets  - 21st Century
          Satellite Communications                       230,333          364,584               --               --
        Property and equipment                            11,800           15,530               --               --
        Conversion of notes payable                      407,051          580,909               --               --
        Conversion of accrued interest                    47,393           56,687               --               --
        Conversion of preferred stock                    621,200          776,500               --               --
        Conversion of dividends payable                  156,110          124,618               --               --
        In lieu of cash for services                     213,464          329,581               --               --
        In lieu of cash for other current assets          36,000           42,120               --               --
  Conversion of preferred stock into notes payable            --               --               --               --
  Stock repurchase                                       (27,500)         (62,975)              --               --
  Intrinsic value of convertible feature                      --               --               --          457,500
  Discount on preferred stock related to
    warrants issued                                           --               --               --        1,153,476
  Stock subscriptions receivable:                             --               --               --               --
        Cash payments                                         --               --            6,731               --
        Interest collected                                    --               --            2,770               --
  Warrants issued for debt modification                       --               --               --           68,652
  Deferred compensation expense related to
    stock options issued below fair
    market value                                              --               --               --               --
  Deferred compensation expense                               --               --               --               --
  Restricted stock:                                           --               --               --               --
        Forfeited                                         (2,219)          (2,772)              --               --
        Amortization expense                                  --               --               --               --
  Preferred stock dividends                                   --               --               --               --
  Net loss                                                    --               --               --               --
                                                      ----------     ------------     ------------     ------------
BALANCES, December 31, 2004                           25,784,490     $ 16,888,291     $   (391,264)    $ 32,985,983
                                                      ==========     ============     ============     ============

                                                      Unamortized      Accumulated
                                                      Compensation       Deficit           Total
                                                      ------------     ------------     ------------
BALANCES, December 31, 2001                           $ (1,209,143)    $(25,115,067)    $  4,184,001
  Stock issued:
      Cash                                                      --               --          382,264
      Reduction of stock subscriptions
        receivable for fees related to
        equity transactions                                     --               --               --
      Acquisition of assets                                     --               --               --
      Guarantee of debt financing                               --               --           14,750
      Services rendered                                         --               --           27,700
      Conversion of accounts payable                            --               --            7,255
      Conversion of notes payable
        and accrued interest                                    --               --          760,001
      Conversion of accrued interest                            --               --          119,881
      Conversion of preferred stock                             --               --               --
Redemption of preferred stock                                   --               --          (84,000)
Discount on preferred stock related
  to warrants issued                                            --           (9,295)        (357,262)
Interest receivable on stock
  subscription receivable                                       --               --          (49,989)
Warrants issued:                                                --
      Preferred stock                                           --               --          324,324
      Common stock                                              --               --          575,119
        Debt                                                    --               --          879,382
Deferred compensation expense
    related to  stock options
    issued below fair market value                           4,307               --            4,707
Deferred compensation expense                               78,292               --           78,292
Restricted stock:
        Issued and outstanding                             (21,255)              --               --
        Forfeited                                           65,710               --               --
        Amortization expense                               400,000               --          400,000
Embedded value with Pyramid
    Trading warrants                                            --               --          (32,503)
Preferred stock dividends                                       --         (153,578)        (153,578)
Net loss                                                        --       (4,438,059)      (4,438,059)

BALANCES, December 31, 2002                               (682,089)     (29,715,999)       2,642,285
  Stock issued:
        Cash                                                    --               --        1,973,197
        Exercise of warrants                                    --               --          262,030
        Cashless exercise of warrants                           --               --               --
        Exercise of stock options                               --               --            3,750
        Reduction of stock subscriptions
          receivable for fees related to
          equity transactions                                   --               --               --
        Acquisition of assets                                   --               --           76,500
        Conversion of accounts payable                          --               --          192,690
        Conversion of notes payable                             --               --          762,000
        Conversion of accrued interest                          --               --           66,172
        Conversion of preferred stock                           --               --               --
        Conversion of dividends payable                         --               --          113,209
  Redemption of preferred stock                                 --               --          (93,100)
  Intrinsic value of convertible feature                        --             (500)         (27,202)
  Discount on preferred stock
    related to warrants issued                                  --               --          (58,314)
  Stock subscriptions receivable:
        Cash payments                                           --               --          105,806
        Increase reserve                                        --               --           71,000
        Interest collected                                      --               --            1,327
  Warrants issued:
        Preferred stock                                         --               --           58,314
        Common stock                                            --               --        2,050,507
        Debt                                                    --               --          883,711
        Services rendered                                       --               --          321,920
  Deferred compensation expense related
    to stock options issued below fair
    market value                                               367               --              367
  Deferred compensation expense                             47,114               --           47,114
  Restricted stock:
        Forfeited                                           17,398               --               --
        Amortization expense                               400,000               --          400,000
  Embedded value with Laurus warrants                           --               --          568,121
  Preferred stock dividends                                     --         (248,689)        (248,689)
  Net loss                                                      --       (4,365,004)      (4,365,004)

BALANCES, December 31, 2003                               (217,210)     (34,330,192)       5,807,711
  Stock issued:
        Cash                                                    --               --        4,188,131
        Exercise of warrants                                    --               --          390,279
        Cashless exercise of warrants                           --               --               --
        Reduction of stock subscriptions
          receivable for fees related to
          equity transactions                                   --               --               --
        Acquisition of assets - remaining
          50% ownership of MBUSA                                --               --           39,000
        Acquisition of assets - URON, Inc.                      --               --          235,800
        Acquisition of assets - Satellite
          Broadcasting Corporation and
          affiliates                                            --               --          270,152
        Acquisition of assets - Minnesota
          Digital Universe, Inc.                                --               --        3,960,000
        Acquisition of assets - Rainbow
          Satellite Group, LLC                                  --               --        2,000,000
        Acquisition of assets  - 21st Century
          Satellite Communications                              --               --          364,584
        Property and equipment                                  --               --           15,530
        Conversion of notes payable                             --               --          630,909
        Conversion of accrued interest                          --               --           56,687
        Conversion of preferred stock                           --         (337,536)              --
        Conversion of dividends payable                         --               --          124,618
        In lieu of cash for services                            --               --          329,581
        In lieu of cash for other current assets                --               --           42,120
  Conversion of preferred stock into notes payable              --               --         (500,000)
  Stock repurchase                                              --               --          (62,975)
  Intrinsic value of convertible feature                        --           54,182          457,500
  Discount on preferred stock related to
    warrants issued                                             --               --               --
  Stock subscriptions receivable:                               --               --               --
        Cash payments                                           --               --            6,731
        Interest collected                                      --               --            2,770
  Warrants issued for debt modification                         --               --           68,652
  Deferred compensation expense related to
    stock options issued below fair
    market value                                               115               --              115
  Deferred compensation expense                             12,599               --           12,599
  Restricted stock:                                             --               --               --
        Forfeited                                            2,772               --               --
        Amortization expense                               200,000               --          200,000
  Preferred stock dividends                                     --         (307,101)        (307,101)
  Net loss                                                      --       (9,783,962)      (9,783,962)
                                                      ------------     ------------     ------------
BALANCES, December 31, 2004                           $     (1,724)    $(44,704,609)    $  8,549,431
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

The purchase price paid by the Buyer was $2,650,000 which consisted of $1,683,184 in cash at closing, $366,816 in assumed vacation pay and warranty liabilities, and the balance of $600,000 in a note receivable at 7% interest due on December 31, 2005. The amount of the note receivable is subject to adjustment based on certain representations and warranties provided by the Company in the purchase agreement. The Company anticipates a reserve of $300,000 against this note receivable due to uncertainty of collectibility of the note.

In connection with the purchase agreement, the Company entered into an interim services agreement whereby the Buyer is able to sublease space at no charge at Seller's Minneapolis and Fargo locations and obtain access to certain aspects of Seller's information technology resources for one year. Services provided will be charged by either party at fair value and is estimated by management to be insignificant. In addition the services agreement is explicit that the Company has no control over the buyer's operations. The buyer may receive additional free rent for part or all of a second year depending on the results of a post closing inventory appraisal. It is indeterminable at this time the results of this appraisal, however the Company estimates the second year option will be exercised and will be accruing the liability as part of the sale transaction.

In conjunction with the sale, the Company reduced its indebtedness to Convergent Capital $2,000,000. Estimated gain on sale of MBS Business:

Sale Price:
      Cash proceeds                                                           $ 1,700,183
      Note receivable, net of reserve of $300,000                                 300,000
      Assumed liabilities                                                         349,817
                                                                              -----------
              Total sale price                                                  2,350,000

Assets sold:
      Inventory, net of reserve                                                 1,053,661
      Property and equipment                                                       60,120
                                                                              -----------
             Net assets sold                                                    1,113,781

Less costs and expenses:
      Broker's fee                                                                100,000
      Sublease for one year at no charge                                          500,000
      Additional estimated free rent related to
        potential inventory adjustment                                            500,000
      Legal and accounting costs                                                   30,000
                                                                              -----------
             Total costs                                                        1,130,000
                                                                              -----------
Net gain on sale                                                              $   106,219
                                                                              ===========

The following are condensed statements of operations of the discontinued operations:

Statement of Operations                     2004              2003              2002
                                        ------------      ------------      ------------
Revenues                                $ 18,604,855      $ 21,199,303      $ 23,963,748

Cost of sales                             14,564,286        15,067,483        17,618,617
Selling, general and administrative        5,092,867         6,038,823         5,690,015
Depreciation and amortization                345,985           432,366           482,387
Income (loss) from operations             (1,398,283)         (399,369)          172,689
Impairment of goodwill                    (2,748,879)               --                --
Other income (expense)                      (310,158)         (353,587          (165,917)
                                        ------------      ------------      ------------

Net Loss                                $ (4,457,320)     $   (692,956)     $      6,772
                                        ============      ============      ============

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To Stockholders, Board of Directors, and Audit Committee

Multiband Corporation and Subsidiaries
(formerly known as Vicom, Incorporated and subsidiaries)
New Hope, Minnesota

Our report on our audits of the basic consolidated financial statements of Multiband Corporation and Subsidiaries (formerly known as Vicom, Incorporated and subsidiaries) for the years ended December 31, 2004, 2003 and 2002 appears on page 1. The audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
March 8, 2005 (except as to Note 16 as
to which the date is April 8, 2005)

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Multiband Corporation
                                        Registrant


Date: April 21, 2005                    By:   /s/ James L. Mandel
                                              Chief Executive Officer


Date: April 21, 2005                    By:   /s/ Steven M. Bell
                                              Chief Executive Officer
                                              (Principal Financial and
                                              Accounting Officer)

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