Form 10-Q
period 2005-03-31
MULTIBAND CORP
filed 2005-05-20
CIK 732412

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(Mark One)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    |X|      SECURITIES AND EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDING MARCH 31, 2005
                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM              TO
                                                 ------------     -----------
                           COMMISSION FILE NUMBER 0 - 1325

                              MULTIBAND CORPORATION

             (Exact name of registrant as specified in its charter)

                                    MINNESOTA
                                   -----------
         (State or other jurisdiction of incorporation or organization)

                                  41 - 1255001

                        (IRS Employer Identification No.)

              9449 Science Center Drive, New Hope, Minnesota 55428

                    (Address of principal executive offices)

                   Telephone (763) 504-3000 Fax (763) 504-3060

                         Internet: www.multibandusa.com

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

                                            Yes |_|     No |X|

         On May 13, 2005 there were 28,751,751 shares outstanding of the registrant's common stock, par value $.01 per share, and 457,201 outstanding shares of the registrant's convertible preferred stock.
================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                              ------------------
                                                         March 31,            March 31,
                                                           2005                 2004
                                                       ------------         ------------
                                                        (unaudited)          (unaudited)
REVENUES                                               $  3,706,876         $    762,655
COSTS AND EXPENSES
     Cost of products and services (exclusive of
     depreciation and amortization                        1,879,508              410,962
      shown separately below)
     Selling, general and administrative                  2,146,912              828,153
     Depreciation and amortization                        1,148,867              352,245
                                                       ------------         ------------
          Total Costs and Expenses                        5,175,287            1,591,360
                                                       ------------         ------------
LOSS FROM OPERATIONS                                     (1,468,411)            (828,705)
                                                       ------------         ------------
OTHER EXPENSE
     Interest expense                                      (685,701)            (229,334)
     Other Income (expense)                                  12,172               14,863
                                                       ------------         ------------
     Total Other Expense                                   (673,529)            (214,471)
                                                       ------------         ------------
LOSS FROM CONTINUING OPERATIONS                          (2,141,940)          (1,043,176)

LOSS FROM DISCONTINUED OPERATIONS                          (441,268)            (473,688)

NET LOSS                                                 (2,583,208)          (1,516,864)
Preferred Stock Dividends                                   931,084               62,653
                                                       ------------         ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS               $ (3,514,292)        $ (1,579,517)
                                                       ============         ============
BASIC AND DILUTED LOSS PER COMMON SHARE:
     LOSS FROM CONTINUING OPERATIONS                           (.08)                (.05)
     LOSS FROM DISCONTINUED OPERATIONS                         (.01)                (.03)
     NET LOSS                                                  (.09)                (.08)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                       (.13)                (.08)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                            27,216,574           19,280,632

            See notes to condensed consolidated financial statements

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
                                                                                     March 31, 2005  December 31, 2004
                                                                                       (unaudited)       (audited)
-------------------------------------------------------------------------------------------------------------------------
                                       ASSETS
-------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
-------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                          $  5,928,109     $    726,553
-------------------------------------------------------------------------------------------------------------------------
   Certificate of deposit                                                                  650,000          650,000
-------------------------------------------------------------------------------------------------------------------------
   Accounts receivable, net                                                              3,298,786        2,783,774
-------------------------------------------------------------------------------------------------------------------------
   Inventories                                                                             234,052          231,993
-------------------------------------------------------------------------------------------------------------------------
   Current assets of discontinued operations                                                    --          634,307
-------------------------------------------------------------------------------------------------------------------------
   Note receivable, net                                                                    250,000               --
-------------------------------------------------------------------------------------------------------------------------
   Other Current Assets                                                                    208,586          146,334
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                              10,569,533        5,172,961
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                              4,203,454        4,372,474
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
-------------------------------------------------------------------------------------------------------------------------
   Goodwill                                                                                812,366          812,366
-------------------------------------------------------------------------------------------------------------------------
   Intangible assets, net                                                               15,601,701       16,081,635
-------------------------------------------------------------------------------------------------------------------------
   Other assets of discontinued operations                                                       0           47,975
-------------------------------------------------------------------------------------------------------------------------
   Other assets                                                                            145,397          146,301
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER ASSETS                                                               16,559,464       17,088,277
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 31,332,451     $ 26,633,712
                                                                                      ============     ============
-------------------------------------------------------------------------------------------------------------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
-------------------------------------------------------------------------------------------------------------------------
   Checks issued in excess of cash in bank                                            $    235,352     $    234,348
-------------------------------------------------------------------------------------------------------------------------
   Short-term debt                                                                       2,186,099        4,481,099
-------------------------------------------------------------------------------------------------------------------------
   Wholesale line of credit                                                                     --          926,201
-------------------------------------------------------------------------------------------------------------------------
   Current portion of long-term debt                                                     1,429,450        1,524,527
-------------------------------------------------------------------------------------------------------------------------
   Current portion of note payable, stockholder                                             32,837           84,801
-------------------------------------------------------------------------------------------------------------------------
   Current portion of capital lease obligations                                            202,355          201,530
-------------------------------------------------------------------------------------------------------------------------
   Accounts payable                                                                      2,320,955        2,561,611
-------------------------------------------------------------------------------------------------------------------------
   Accrued liabilities                                                                   3,304,055        3,030,024
-------------------------------------------------------------------------------------------------------------------------
   Contingent liability                                                                    222,700          222,700
-------------------------------------------------------------------------------------------------------------------------
   Customer deposits                                                                       325,125           59,875
-------------------------------------------------------------------------------------------------------------------------
   Current liabilities of discontinued operations                                          545,381          370,921
-------------------------------------------------------------------------------------------------------------------------
   Deferred subscription revenue                                                           512,200          406,738
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                         11,316,509       14,104,375
-------------------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES
-------------------------------------------------------------------------------------------------------------------------
    Long-term debt, net                                                                  1,481,754        3,498,657
-------------------------------------------------------------------------------------------------------------------------
    Capital lease obligations, net of current portion                                      453,344          481,249
-------------------------------------------------------------------------------------------------------------------------
    Long-term liabilities of discontinued operations                                       500,000               --
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                             13,751,607       18,084,281
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Cumulative convertible preferred stock, no par value:
-------------------------------------------------------------------------------------------------------------------------
   8% Class A (27,931 shares issued and outstanding, $293,276  liquidation
preference)                                                                                419,752          419,752
-------------------------------------------------------------------------------------------------------------------------
  10% Class B (8,680  and 8,700 shares issued and outstanding, $91,140 and $91,350
liquidation  preference)                                                                    61,800           62,000
-------------------------------------------------------------------------------------------------------------------------
  10% Class C (125,340 and 125,400 shares issued and outstanding, $1,253,480 and
$1,254,000 liquidation preference                                                        1,610,505        1,611,105
-------------------------------------------------------------------------------------------------------------------------
  10% Class F (150,000 shares issues and outstanding, $1,500,000 liquidation
preference)                                                                              1,500,000        1,500,000
-------------------------------------------------------------------------------------------------------------------------
   8% Class G (45,245  shares issued and outstanding, $452,450  liquidation
preference)                                                                                179,897          179,897
-------------------------------------------------------------------------------------------------------------------------
  6% Class H (4.77 and 11.5 shares issued and outstanding, $477,000 and $1,150,000
liquidation preference)                                                                          0                0
-------------------------------------------------------------------------------------------------------------------------
  Variable rate Class I (100,000 shares issued and outstanding , $10,000,000
liquidation preference)                                                                          0                0
-------------------------------------------------------------------------------------------------------------------------
  Common stock, no par value (28,344,304 and 25,784,490 shares issued;
  28,342,300 and 25,781,818 shares outstanding)                                         18,020,929       16,888,291
-------------------------------------------------------------------------------------------------------------------------
  Stock subscriptions receivable                                                          (324,865)        (391,264)
-------------------------------------------------------------------------------------------------------------------------
   Options and warrants                                                                 44,528,600       32,985,983
-------------------------------------------------------------------------------------------------------------------------
   Unamortized compensation                                                               (196,873)          (1,724)
-------------------------------------------------------------------------------------------------------------------------
   Accumulated deficit                                                                 (48,218,901)     (44,704,609)
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                              17,580,844        8,549,431
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 31,332,451     $ 26,633,712
                                                                                      ============     ============
-------------------------------------------------------------------------------------------------------------------------

           See notes to condensed consolidated financial statements.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                                           2005             2004
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------
   Net loss                                                                            $ (2,583,208)    $ (1,516,864)
-----------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash flows from operating activities
-----------------------------------------------------------------------------------------------------------------------
      Depreciation and amortization                                                       1,273,112          363,327
-----------------------------------------------------------------------------------------------------------------------
      Amortization of deferred compensation                                                  17,761          112,641
-----------------------------------------------------------------------------------------------------------------------
      Amortization of original issue discount                                               500,098          188,979
-----------------------------------------------------------------------------------------------------------------------
      Gain on sale of business segment                                                     (103,491)              --
-----------------------------------------------------------------------------------------------------------------------
      Common stock issued for services                                                       19,200           19,887
-----------------------------------------------------------------------------------------------------------------------
      Increase in note receivable allowance                                                  89,051               --
-----------------------------------------------------------------------------------------------------------------------
        Accounts receivable, net                                                           (515,012)        (385,460)
-----------------------------------------------------------------------------------------------------------------------
        Inventories                                                                        (323,069)          22,599
-----------------------------------------------------------------------------------------------------------------------
        Other current assets                                                                (62,252)         (10,028)
-----------------------------------------------------------------------------------------------------------------------
        Other assets                                                                             --          (37,171)
-----------------------------------------------------------------------------------------------------------------------
        Wholesale line of credit                                                           (926,201)         477,411
-----------------------------------------------------------------------------------------------------------------------
        Accounts payable and accrued liabilities                                           (377,715)        (459,736)
-----------------------------------------------------------------------------------------------------------------------
        Deferred service obligations and revenue                                             73,564           17,028
-----------------------------------------------------------------------------------------------------------------------
        Customer deposits                                                                   265,249               --
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
           Net cash flows from operating activities                                      (2,652,913)      (1,207,387)
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------
   Purchases of property and equipment                                                     (141,150)         (39,659)
-----------------------------------------------------------------------------------------------------------------------
   Purchases of intangible asset                                                           (120,000)              --
-----------------------------------------------------------------------------------------------------------------------
   Purchase of Ultravision                                                                 (287,050)              --
-----------------------------------------------------------------------------------------------------------------------
   Proceeds from sale of business segment                                                 1,682,184               --
-----------------------------------------------------------------------------------------------------------------------
   Proceeds from sale of property and equipment                                                  --              151
-----------------------------------------------------------------------------------------------------------------------
   Collections on notes receivable                                                               --            3,000
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
           Net cash flows from investing activities                                       1,133,984          (36,508)
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------
   Checks issued in excess of cash in bank                                                    1,003           (4,623)
-----------------------------------------------------------------------------------------------------------------------
   Payments on short-term debt                                                           (2,295,000)              --
-----------------------------------------------------------------------------------------------------------------------
   Payments on long-term debt                                                            (2,064,077)         (31,867)
-----------------------------------------------------------------------------------------------------------------------
   Payments on capital lease obligations                                                    (27,079)         (19,723)
-----------------------------------------------------------------------------------------------------------------------
   Payments on note payable to stockholder                                                  (51,964)          (9,735)
-----------------------------------------------------------------------------------------------------------------------
   Proceeds from issuance of stock and warrants                                          11,116,458               --
-----------------------------------------------------------------------------------------------------------------------
   Payments received on stock subscriptions receivable                                       66,399               --
-----------------------------------------------------------------------------------------------------------------------
   Redemption of preferred stock                                                               (800)               0
-----------------------------------------------------------------------------------------------------------------------
   Preferred stock dividends                                                                (24,455)         (33,524)
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
           Net cash flows from financing activities                                       6,720,485          (99,472)
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5,201,556       (1,343,367)
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
-----------------------------------------------------------------------------------------------------------------------
   Beginning of period                                                                      726,553        2,945,960
-----------------------------------------------------------------------------------------------------------------------
   End of period                                                                          5,928,109        1,602,593
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-----------------------------------------------------------------------------------------------------------------------
   Cash paid for interest, net of amortization of original issue discount                   255,060          128,405
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------
   Note receivable recorded on sale of discontinued operations                              339,051               --
-----------------------------------------------------------------------------------------------------------------------
   Issuance of common stock for acquisition of assets                                             0          274,800
-----------------------------------------------------------------------------------------------------------------------
   Conversion of preferred stock into common stock                                          673,335                0
-----------------------------------------------------------------------------------------------------------------------
   Current liabilities converted to stock                                                    10,603           36,223
-----------------------------------------------------------------------------------------------------------------------
   Conversion of notes payable into common stock                                            548,001          190,000
-----------------------------------------------------------------------------------------------------------------------
   Conversion of dividend into common stock                                                  94,748                0
-----------------------------------------------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

--------------------------------------------------------------------------------
Note 1 - Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year.

--------------------------------------------------------------------------------
NOTE 2 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

    Nature of Business

Multiband Corporation and subsidiaries, formerly known as Vicom, Incorporated and subsidiaries, (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to multi-dwelling unit customers. The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2005 and 2004, the Company incurred net losses of $2,583,208, and $1,516,864, respectively. At March 31, 2005, the Company had an accumulated deficit of $48,218,901. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. On February 3, 2005, the Company completed a $10 million private placement of the Company's Series I Convertible Preferred Stock which includes $520,000 of offering costs. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

    Principles of Consolidation

The consolidated financial statements include the accounts of Multiband Corporation (MB) and its wholly owned subsidiaries, Corporate Technologies, USA, Inc. (CTU), URON, Inc., Minnesota Digital, Inc. (MDU), Rainbow Satellite Group, LLC (Rainbow) and Multiband Subscriber Services, Inc. (Multiband) which provides voice, data and video services to residential multi-dwelling units. In February 2003, the Company formed a 50% owned subsidiary, Multiband USA, Inc. (MB USA) with Pace Electronics, Inc. (PACE) a video wholesaler, and provides the same services as Multiband). On January 1, 2004, the Company purchased the 50% PACE interest in Multiband USA. All significant intercompany transactions and balances have been eliminated in consolidation.

On January 1, 2004, the Company merged Multiband into CTU. On April 1, 2005, the continuing operations of CTU terminated (see Note 7.)

    Discontinued Operations

During the first quarter of 2005, the Company sold certain assets and transferred certain liabilities related to its Multiband Business Services (a/k/a CTU). The Company began discussions and efforts to sell these assets in the fourth quarter of 2004. These assets met the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows will be eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Multiband Business Services (CTU) and these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled "Discontinued Operations". All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 7). Based on the discussions and efforts to sell these assets, the Company determined, based on the final purchase price which was arrived at in the first quarter of 2005, it was required to take an impairment charge to the goodwill of the Multiband Business Services division. As a result, an impairment charge related to goodwill of $2,221,000 was recorded in the fourth quarter of 2004.

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

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

Revenues from video and computer technology products, which are sold but not installed, are recognized when delivered and the customer has accepted the terms and has the ability to fulfill the terms. Product returns and customer discounts are netted against revenues. This revenue has been included with discontinued operations.

Customer's contract for both the purchase and installation of voice and data networking technology products and certain video technologies products on one sales agreement, as installation of the product is essential to the functionality of the product. Revenue is recognized when the products are delivered and installed and the customer has accepted the terms and has the ability to fulfill the terms.

Substantially all of the service revenue the Company had in the past was part of the business segment, Multiband Business Services, which was sold effective after business hours March 31, 2005. Service revenues for continuing operations accounted for less than 10% of total revenues for the three months ended March 31, 2005 and 2004.

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

    Goodwill and Other Intangible Assets

Impairment of Goodwill
We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill related to continuing operations was $812,366 as of March 31, 2005.

Components of intangible assets are as follows:

                                               March  31, 2005                  December 31, 2004
                                               ---------------                  -----------------
                                           Gross                             Gross
                                           Carrying     Accumulated          Carrying     Accumulated
                                           Amount       Amortization         Amount       Amortization
                                        -----------     -----------        -----------    -----------
Intangible assets subject to
amortization Domain name                $    83,750     $    60,021        $    83,750    $    55,833
     Access contracts                        60,000          38,333             60,000         33,333
     Debt issuance costs                    313,837         112,526            313,837         47,214
     Right of entry                      17,346,759       2,652,175         17,226,759      1,933,294
     Customer cable lists                 1,019,119         358,709            753,930        286,967
                                        -----------     -----------        -----------    -----------
         Total                          $18,823,465     $ 3,221,764        $18,438,276    $ 2,356,641
                                        ===========     ===========        ===========    ===========
Intangible assets not subject to
amortization
     Goodwill                           $   812,366     $         0        $   812,366    $         0
                                        ===========     ===========        ===========    ===========

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

Amortization of intangible assets was $799,811, and $91,454 for the three months ended March 31, 2005 and 2004, respectively. Amortization of debt issuance costs of $65,312 is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and 2010 is $3,297,005, $3,047,921, $2,974,281, $2,908,666, $2,817,297 and
$1,036,464, respectively. The weighted average remaining life of the intangibles is 5.5 years with right of entry average life of 6.0 years and customer cable lists of 2.6 years.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

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

Pursuant  to APB  No.  25  and  related  interpretations,  $0  and  $112,641  of compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended March 31, 2005 and 2004, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's loss attributable to common stockholders and basic and diluted loss per common share would have increased to the following pro forma amounts for the three months ended March 31:

                                                      2005            2004
                                                   -----------     -----------
Loss attributable to common stockholders           $(3,514,292)    $(1,579,517)
Pro forma loss attributable to common shares       $(3,814,386)    $(1,708,825)

Basic and diluted loss attributable to
 common shareholders:
   As reported                                     $      (.13)    $     (0.08)
   Pro forma loss attributable to common shares    $      (.14)    $     (0.09)

Stock-based compensation:
   As reported                                     $         0     $   112,641
   Pro forma                                       $   300,094     $   129,308

In determining the compensation cost of the options granted during the three months ended March 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                      2005           2004
                                                  -----------    -----------
Risk-free interest rate                               3.38%          3.50%
Expected life of options granted                  10 years       10 years
Expected volatility range                              203%           184%
Expected dividend yield                                  0%             0%

    Net Loss per Common Share

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three months ended March 31, 2005 and 2004 were anti-dilutive.

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

    Reclassifications

Certain accounts in the prior quarters' consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current quarter consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity.

--------------------------------------------------------------------------------
NOTE 3 - Business Acquisitions
--------------------------------------------------------------------------------

On January 1, 2004, the Company entered into a stock purchase agreement with URON, Inc. (URON) to purchase all of the outstanding capital stock of URON for a total purchase price of 350,000 shares of the Company's common stock to be issued in installments as follows: a) 180,000 shares issued at closing, b) 170,000 shares held in escrow. The common shares were valued at fair market value on the date of agreement which was $1.31 per share for a purchase price of $458,500. The terms of the escrow are as follows: 50,000 shares to be released upon URON providing the Company with documentation satisfactory to the Company of a release from a certain vendor or any related entity of all liabilities incurred to a certain vendor by URON; 120,000 shares to be released in 40,000 share increments upon the Company's receipt of distributable gross profits, generated by certain customers, in increments of $75,000 cash. The escrow shall be terminated 24 months after the date of the agreement and any shares not released will be rescinded to the Company. The Company must register all shares issued within one year from the date of issuance. The reason for the purchase of URON is to continue to expand the Company's services related to voice, data, and video services. The purchase price of $458,500 was allocated to customer list of $453,930 and property and equipment of $4,570. The customer list will be amortized over its estimated useful lives of two years and the property and equipment for fifteen months. At March 31, 2005 and December 31, 2004, the Company was not obligated to issue any of the contingent shares of common stock.

In April 2004, the Company purchased certain assets consisting of data and video subscribers and systems from Satellite Broadcasting Corporation and affiliates
(SBC). The total purchase price for said assets was approximately $679,200.

On April 2, 2004, Multiband Corporation and subsidiaries (the Company), (fka Vicom, Incorporated and subsidiaries), completed its acquisition of Minnesota Digital Universe, Inc. (MDU) for approximately 7.7 million dollars, half of which was paid for in Multiband Corporation common stock, valued at $1.75 per share, ($3,850,000), $1.1 million paid in cash and the balance in promissory notes due by January 2005. Included in the purchase price is $700,000 related to a finder's fee. In December 2004, the notes with an outstanding balance of $990,000 were extended through May 2005; with $200,000 of the outstanding note balance being extended to July 2006. These notes are unsecured and bear no interest. The stock value was a negotiated price between the Seller and the Buyer. The consideration paid was based on the Company's analysis of likely future net income to be generated over a six year period by the acquired company. The cash was provided by funds the Company had previously raised in a private placement. The assets were acquired from Pace Electronics. Prior to the transaction, there was no material relationship between the owners of MDU and the Company other than the fact that Pace Electronics previously owned a 50% interest in a company subsidiary, Multiband USA, Inc., which Multiband bought out the remaining 50% of ownership from Pace Electronics in January 2004 for 30,000 shares of the Company's common stock valued at $39,000.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

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

On July 9, 2004, Multiband (the Company) completed its acquisition, which had an acquisition date of June 1, 2004, of the outstanding membership interests of Rainbow Satellite Group, LLC (Rainbow), a provider of Satellite television services to multi dwelling units, for approximately 7.5 million dollars, two million of which was paid for in Multiband Preferred Stock, valued at $2.00 per share on a conversion formula to Multiband common stock, one million dollars of which was paid for in cash and the balance in promissory notes due by January 2005. In December 2004, these notes were extended to May 31, 2005. Included in the purchase price is $321,850 related to a finders fee. These notes are collateralized by Rainbow assets and bear interest at the prime rate (5.75 and 5.25% at March 31, 2005 and December 31, 2004.) In connection with the debt extension, the Company issued 75,000 two year warrants with an exercise price of $1.35 valued at $68,652 using the Black Scholes pricing model. The stock value was a negotiated price between the Buyer and Seller. In the event Multiband defaults in the payment of said promissory notes, the former owners of Rainbow have certain rights to repurchase the aforementioned membership interests for 20% less than any sums Multiband has paid prior to the date of the default. The consideration paid was based on the Company's analysis of likely future net incomes to be generated over a six year period by the acquired Company. The cash was provided by funds Multiband had previously raised in a private placement. The aforementioned purchase price is subject to adjustment pursuant to the parties agreement if the number of Rainbow subscribers increases or decreases as of an adjustment date. The assets were acquired from the members/owners of Rainbow. Prior to the transaction, there was no material relationship between the owners of sellers and the Company. With this acquisition, the Company acquired over 16,000 video subscribers which are primarily located in California, Colorado, Texas, Florida, Illinois and New York.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

On August 9, 2004, Multiband Corporation (the Company) completed its acquisition of certain assets of 21st Century Satellite Communications, Inc. (21st Century) for $1,080,754, $333,333 of which was paid for in Company stock, valued at $1.60 per share, $250,000 of which was paid for in cash and the balance in equipment lease payments due by August 2007. The stock value was a negotiated price between the Buyer and Seller. Included in the purchase price is $86,750 related to a finders fee. The purchase price was based on the Company's analysis of the value of the acquired video equipment and related video subscribers totaling approximately 5,000. The cash was provided by funds Multiband had previously raised in a private placement. In connection with the acquisition, the Company incurred a $125,000 finder's fee which was paid for in Company stock, valued at $1.42 for a total of $31,250, and the remaining $93,750 was paid in cash by December 31, 2004.

With these acquisitions, the Company has substantially increased its subscriber base.

                                                MDU            Rainbow       21st Century
                                             ----------      ----------      ------------
Allocation of Purchase Price:
-----------------------------
Total Cash/Stock Consideration               $7,000,000      $7,219,999      $  987,000
     Add: Transaction Costs                     726,550         361,850          93,754
     Add:  Liabilities assumed                2,030,373         319,921              --
                                             ----------      ----------      ----------
Total Consideration                           9,756,923       7,901,770       1,080,754
     Less: Cash and accounts receivable          59,044              --              --
     Less: Tangible assets                           --         773,000         372,420
     Less: Goodwill                                  --         800,000              --
                                             ----------      ----------      ----------
Intangible assets, net                       $9,697,879      $6,328,770      $  708,334
                                             ==========      ==========      ==========

Goodwill was recorded on the Rainbow transaction based on a six year future projection of cash flows which indicated that those future cash flows would not equal or exceed total consideration paid for all intangible Rainbow assets. The goodwill is anticipated to be deductible for tax purposes.

         The following unaudited pro forma condensed results of operations for the three months ended March 31, 2005 and 2004 give effect to the acquisition of MDU, Rainbow, and 21st Century as if such transactions had occurred on January 1, 2004. Ultravision was purchased March 15, 2005 with an effective date of April 1, 2005. Therefore, proforma results for the three months ended March 31, 2005 have not been included for the Ultravision acquisition.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

         The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations.

                                           For the three months ended March 31:
                                                       2005                              2004
                                           -----------------------------------------------------------
                                           Consolidated                      Consolidated
                                           as reported     Pro Forma         as reported      Pro Forma
                                             per I/S       Disclosed           per I/S        Disclosed
                                           -----------     ---------         -----------      ---------
Revenues                                 $  3,706,876      $  3,706,876      $    762,655     $  3,730,170

Loss from continuing operations            (2,141,940)       (2,141,940)       (1,043,176)        (880,050)

Loss from discontinued operations            (441,268)         (441,268)         (473,688)        (473,688)

Net loss                                 $ (2,583,208)     $ (2,583,208)     $ (1,516,864)    $ (1,353,738)

Basic and diluted loss per share:
   Loss from continuing operations       $       (.08)     $       (.08)     $       (.03)    $       (.05)
   Loss from discontinued operations     $       (.01)     $       (.01)     $       (.03)    $       (.02)
   Net loss                              $       (.09)     $       (.09)     $       (.08)    $       (.07)

Weighted average shares outstanding
 - basic and diluted                       27,216,574        27,216,574        19,280,632       19,280,632

The unaudited pro forma results of operations for the three months ended March 31, 2005 and 2004 as a result of the SBC and Florida Cable acquisitions of video subscribers and video equipment is not material to the historical financial statements.
--------------------------------------------------------------------------------
NOTE 4 - Stockholder Equity
--------------------------------------------------------------------------------

    Stock Warrants

Stock warrants activity is as follows for the three months ended March 31, 2005:

                                   Number of Warrants    Weighted - Average Exercise Price
                                   ------------------    ---------------------------------
Outstanding, December 31, 2004           11,795,641                           1.64
      Granted                             8,882,723                           1.70
      Exercised                             (20,000)                           .85
      Forfeited                                  --                             --
                                        -----------                    -----------
Outstanding, March 31, 2005              20,658,364                           1.67
                                        ===========                    ===========

The warrants granted during the three months ended March 31, 2005 were for common and preferred stock purchased and for services rendered.

Private Placement

On February 3, 2005, Multiband Corporation completed a $10 million private placement of the company's Series I Convertible Preferred Stock. The offering was made by Mercator Advisor Group, LLC of Los Angeles, California, though its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, LP. Mercator Momentum Fund III, LP., and certain investors.

Under the terms of the preferred stock offering, the Company issued 100.000 shares of its Series I Convertible Preferred stock in the aggregate offering amount of $10 million. The shares of Series I Convertible Preferred Stock contain a monthly dividend that is payable at prime plus 10% through August 31, 2005, at prime rate from September 1, 2005 through August 31, 2006, and at prime rate plus 1% thereafter. The preferred shares are convertible into 7,142,858 shares of common stock at the fixed rate of $1.50 per share. In addition, the investors received three-year warrants to purchase shares of Common Stock at exercise prices of $1.57 and $1.73 per share. The Company is also required to file a registration statement providing for the resale of shares issuable upon the conversion of the Series I Convertible Preferred stock and upon exercise of the warrants.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

--------------------------------------------------------------------------------
NOTE 5 - Commitments and Contingencies
--------------------------------------------------------------------------------

Legal Proceedings

    The Company is involved in legal actions in the ordinary course of its business, including an action brought by Private Investor's Equity Group (PIEG) in the third quarter of 2004, which seeks damages in excess of $75,000 over an alleged financing fee owed. The Company believes the claim is without merit and is vigorously defending the action. As of March 31, 2005, with the possible exception of the aforementioned PIEG matter, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's consolidated financial position, results of operations, or cash flows.

Significant Relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated May 22, 2003. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company's DirecTV agreement would have a material adverse impact on the Company's on-going operations. Revenues generated from DirecTV were 40.7% of total revenue for the three months ended March 31, 2005. There was no revenue from DirecTV for the three months ended March 31, 2004.

--------------------------------------------------------------------------------
NOTE 6 - Related Party
--------------------------------------------------------------------------------

The Company, during the quarter ended March 31, 2005 received payment for accounts receivable of approximately $119,000 from companies that are associated with a board director. In addition, the Company had accounts receivable outstanding from these companies of approximately $20,000, and $140,000 at March 31, 2005, and December 31, 2004, respectively. Furthermore, the Company, during the quarter ended March 31, 2005 paid the aforementioned companies $120,000 for a subscriber right of entry agreement. A third party appraisal was performed related to said right of entry purchase.

--------------------------------------------------------------------------------
NOTE 7 -Subsequent Events
--------------------------------------------------------------------------------

    Acquisition of Assets

Effective April 1, 2005, the Company purchased certain video assets (equipment and video subscribers) from Ultravision, Inc. for $287,050 including a finders fee of $12,050.

    Sale of Multiband Business Services segment

After the close of business on March 31, 2005, the Company completed the sale of certain assets and liabilities relating to its Multiband Business Services (MBS, a/k/a Corporate Technologies USA) division. The buyer was North Central Equity, LLC ("Buyer").

The purchase price paid by the Buyer was $2,550,000 which consisted of $1,682,184 in cash at closing, $349,817 in assumed vacation pay and warranty liabilities, and the balance of $517,999 in a note receivable at 7% interest due on December 31, 2005. The amount of the note receivable is subject to adjustment based on certain representations and warranties provided by the Company in the purchase agreement. The Company has recorded a reserve of $178,948 against this note receivable due to uncertainty of collectibility of the note.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

In connection with the purchase agreement, the Company entered into an interim services agreement whereby the Buyer is able to sublease space at no charge at the Company's Minneapolis and Fargo locations and obtain access to certain aspects of the Company's information technology resources for one year. Services provided will be charged by either party at fair value and is estimated by management to be insignificant. In addition the services agreement is explicit that the Company has no control over the buyer's operations. The buyer may receive additional free rent for part or all of a second year depending on the results of a post closing inventory appraisal. It is indeterminable at this time the results of this appraisal, however, the Company estimates the second year option will be exercised and will be accruing the liability as part of the sale transaction.

In conjunction with the sale, the Company reduced its indebtedness to Convergent Capital $2,000,000 since part of the collateral of this note payable relates to the assets sold. Estimated gain on sale of MBS Business:

Sale Price
----------
      Cash proceeds                                           $1,682,184
      Note receivable, net of reserve of $178,948                339,051
      Assumed liabilities                                        349,818
                                                              ----------
             Total sale price, net of reserve
               of $178,948                                     2,371,053
 Assets sold
 -----------
      Inventory, net of reserve                                1,045,110
      Property and equipment                                      52,352
                                                              ----------
             Net assets sold                                   1,097,462
Less costs and expenses
-----------------------
      Broker's fee                                               132,500
      Sublease for one year at no charge                         500,000
      Additional free rent related to inventory adjustment       500,000
      Legal and accounting costs                                  37,600
                                                              ----------
             Total costs                                       1,170,100
                                                              ----------
       Net gain on sale                                       $  103,491
                                                              ==========

The following are condensed statements of operations of the discontinued operations for the three months ended March 31:

         Statement of Operations                  2005                2004
                                           -----------         -----------
Revenues                                   $ 3,815,681         $ 4,984,818
Cost of sales                                2,843,587           3,937,886
Selling, general and administrative          1,105,808           1,307,121
Depreciation and amortization                   56,188             114,090
Income (loss) from operations                 (189,902)           (374,279)

Other income (expense)                        (354,855)            (99,409)
                                           -----------         -----------
Net Loss                                   $  (544,757)        $  (473,688)
Gain on Sale                                   103,491                  --
                                           -----------         -----------
Loss From Discontinued Operations             (441,268)           (473,688)
                                           ===========         ===========

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OUR COMPANY

         Multiband Corporation (Multiband), (f/k/a Vicom, Incorporated), is a Minnesota corporation formed in September 1975. Multiband has one operating division: 1) Multiband Consumer Services (MCS, legally known as Multiband Subscriber Services, Inc.), which encompasses the subsidiary corporations, Multiband USA, Inc., URON, Inc., Minnesota Digital Universe, Inc., and Rainbow Satellite Group, LLC.

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

         Multiband's website is located at: www.multibandusa.com.
                                            --------------------

         From its inception until December 31, 1998, Multiband operated as a telephone interconnect company only. Effective December 31, 1998, Multiband acquired the assets of the Midwest region of Enstar Networking Corporation
(ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, Multiband to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate
Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective April 1, 2005. All referenced to financial information and descriptions of business in this registration have been revised to reflect only our continuing operations and all references to our now discontinued Multiband Business Services have been eliminated. MCS began in February 2000. MCS, the Company's continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004 the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004 the Company also purchased the stock of Minnesota Digital Universe, Inc., which made the Company the largest master service operator in MDU's for DirecTV satellite television in the United States.

At March 31, 2005, MCS had 36,816 subscriptions for its services (1,386 voice subscriptions, 31,177 video subscriptions and 4,253 internet subscriptions).

SELECTED CONSOLIDATED FINANCIAL DATA

--------------------------------------------------------------------------------
                                      DOLLAR AMOUNTS AS A PERCENTAGE OF
                                                  REVENUES
--------------------------------------------------------------------------------
                                               THREE MONTHS ENDED
--------------------------------------------------------------------------------
                                       March 31, 2005         March 31, 2004
                                        (unaudited)            (unaudited)
--------------------------------------------------------------------------------
REVENUES                                    100%                   100%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
COST OF PRODUCTS & SERVICES (exclusive
  of depreciation and amortization
  shown below)                             50.7%                  53.9%
--------------------------------------------------------------------------------
SELLING, GENERAL & ADMINISTRATIVE          57.9%                 108.6%
--------------------------------------------------------------------------------
DEPRECIATION & AMORTIZATION                31.0%                  46.2%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
LOSS FROM OPERATIONS                      -39.6%                -108.7%
--------------------------------------------------------------------------------
  INTEREST EXPENSE & OTHER, NET           -18.2%                 -28.1%
--------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS           -57.8%                -136.8%
--------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS         -11.9                  -62.1%
--------------------------------------------------------------------------------
  INCOME TAX                                 0                      0
--------------------------------------------------------------------------------
NET LOSS                                  -69.7%                -198.9%
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Revenues

         Revenues in the first quarter of fiscal 2005 for MCS increased 386.0% to $3,706,876 as compared to $762,655 in the first quarter of fiscal 2004. This increase is primarily due to the acquisition of video subscribers throughout 2004.

Cost of Products and Services (exclusive of depreciation and amortization)

The Company's cost of products and services (exclusive of depreciation and amortization) increased 357.3 % or $1,468,546 to $1,879,508 for the quarter ended March 31, 2005 as compared to $410,962 for the similar quarter last year. This increase is primarily due to the acquisition of video subscribers throughout 2004.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 159.2% to $2,146,912 in the quarter ended March 31, 2005, compared to $828,153 in the prior year quarter. This increase is primarily a result of increased expenses related to the acquisition of video subscribers throughout 2004. Selling, general and administrative expenses were, as a percentage of revenues, 57.9% for the quarter ended March 31, 2005 and 108.6% for the similar period a year ago.

Interest Expense

         Interest expense was $685,701 for the quarter ended March 31, 2005, versus $229,334 for the similar period a year ago, reflecting an increase in the Company's debt and original issue discount expense. Amortization of original issue discount was $500,098 and $188,979 for the three months ended March 31, 2005 and 2004.

Net Loss

         In the first quarter of fiscal 2005, the Company incurred a net loss of $2,583,208 compared to a net loss of $1,516,864 for the first fiscal quarter of 2004.

Liquidity and Capital Resources

         Available working capital, for the three months ended March 31, 2005 increased significantly compared to December 31, 2004 primarily due to the 10 million dollar sale of Class I preferred stock. Accounts receivables and cash increased, while current liabilities decreased. The increases in receivables are directly related to increases in revenues. Both short and long term debts were reduced in the first quarter of 2005 as the Company continued to retire financing debt and debt related to acquisitions.

         The Company continues to experience  significant growth,  primarily due
to  increased   subscriber  related  recurring  revenues  acquired  via  various transactions previously mentioned herein.

         For the quarter ended March 31, 2005,  the Company had earnings  before
interest,   taxes,  depreciation  and  other  non  cash  charges  ("EBITDA")  of
($319,544).

         The Company, as is common in the cable and telecommunications industries, uses EBITDA as a measure of performance to demonstrate earnings exclusive of interest and non cash events. The Company manages its business based on its cash flows. The majority of the Company's non-cash expense results from amortization of intangible right of entry agreement assets obtained through acquisition. The Company, in its daily management of its business affairs and analysis of its monthly, quarterly and annual performance, makes its decisions based on cash flows, not on the amortization of the aforementioned assets obtained through historical activities. The Company, in managing its current and future affairs, cannot affect the amortization of the intangible assets to any material degree, and therefore uses EBITDA as its primary management guide. Since an outside investor may base its evaluation of the Company's performance based on the Company's net loss not its cash flows, there is a limitation to the EBITDA measurement. EBITDA is not, and should not be considered, an alternative to net loss, loss from operations, or any other measure for determining operating performance of liquidity, as determined under accounting principals generally accepted in the United States (GAAP). The most directly comparable GAAP reference in the Company's case is the removal of interest, depreciation, amortization and other non cash charges. The following table reconciles the Company'S EBITDA to our consolidated net loss as computed under GAAP.

-------------------------------------------------------------------------
                                           Three Months Ended March 31,
-------------------------------------------------------------------------
                                              2005                2004
-------------------------------------------------------------------------
EBITDA                                    $  (319,544)        $  (476,460)
-------------------------------------------------------------------------
Interest Expense, other                      (173,431)            (25,492)
-------------------------------------------------------------------------
Depreciation and Amortization              (1,148,867)           (352,245)
-------------------------------------------------------------------------
Loss from discontinued operations            (441,268)           (473,688)
-------------------------------------------------------------------------
Amortization of original issue
discount                                     (500,098)           (188,979)
-------------------------------------------------------------------------
Net Loss                                  $(2,583,208)        $(1,516,864)
                                          ===========         ===========
-------------------------------------------------------------------------

         Management of Multiband believes that, for the near future, cash generated by sales of stock, and existing credit agreements, in aggregate, are adequate to meet the anticipated liquidity and capital resource requirements of its business for at least the next 12 months.

Capital Expenditures

         The Company used $141,150 for capital expenditures during the three months ended March 31, 2005, as compared to $39,659 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use. We estimate capitalized expenditures for the remainder of 2005 will approximate $300,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets
The Company's long-lived assets include property, equipment and leasehold improvement. At March 31, 2005, the Company had net property and equipment of $4,203,454, which represents approximately 13% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the three months ended March 31, 2005 and 2004, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill
We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three months ended March 31, 2005 and 2004, the Company did not record any impairment losses related to goodwill.

Amortization of Intangible Assets

         The Company amortizes a domain name acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts and customer cable lists, on the average, over their useful estimated lives ranging from two to five years. The Company is amortizing the right of entry contracts, on an average, over their estimated useful lives ranging from 36 to 73 months.

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

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the  period  covered  by this  quarterly  report,  the
Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in legal actions in the ordinary course of business, including an action brought by Private Investor's Equity Group (PIEG) in the third quarter of 2004, which seeks damages in excess of $75,000 over an alleged financing fee owed. The Company believes the claims are without merit and is vigorously defending the action. However, as of March 31, 2005, with the possible exception of the aforementioned PIEG matter, Multiband was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

ITEM 6.  EXHIBITS

         (a)      Exhibits
                           None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MULTIBAND CORPORATION
                            Registrant
Date: May 20, 2005          By:

                                             /s/ James L. Mandel
                                           Chief Executive Officer
Date: May 20, 2005          By:

                                                /s/ Steven M. Bell
                                             Chief Executive Officer
                                   (Principal Financial and Accounting Officer)