Form 10-K/A
period 2004-12-31
MULTIBAND CORP
filed 2005-05-25
CIK 732412

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

Dependence on Strategic Alliances

      Several suppliers, or potential suppliers of Multiband, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years. While the financial distress of its suppliers or potential suppliers could have a material adverse effect on Multiband's business, Multiband believes that enough alternate suppliers exist to allow the Company to execute its business plans. The Company is also highly dependent on its Master System Operator agreement with DirecTV which expires in May 2006. Although an alternate provider of satellite television services, Echostar, exists, the termination of its agreements with DirecTV could have a material adverse effect on Multiband's business.

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

Statement of Operations Data           2004               2003               2002               2001               2000
-----------------------------     ------------       ------------       ------------       ------------       ------------
Revenues ....................     $ 11,067,834       $  1,441,118       $    577,221       $    265,996       $     73,319
Cost of products and
  services (exclusive of
  depreciation and amortization
  listed separately below)...     $  5,943,395       $    884,536       $    418,093       $    226,432       $    105,617
Selling, general and
  administrative expenses ...     $  5,960,050       $  2,647,870       $  1,971,584       $  2,555,144       $  2,870,657
% of revenues ...............             53.9%             183.0%             641.6%             960.6%           3915.30%
Depreciation and amortization     $  3,432,779       $  1,065,650       $  1,193,306          1,165,610            830,181
Loss from Operations ........     $ (4,268,390)      $ (3,156,938)      $ (3,005,762)      $ (3,681,190)      $ (3,733,136)
Other expense net ...........     $ (1,058,252)      $   (548,476)      $ (1,439,069)      $ (1,070,802)      $   (280,962)
Minority interest in
   subsidiary ...............     $          0       $     33,366       $          0       $          0       $          0

Loss before income taxes ....     $ (5,326,642)      $ (3,672,048)      $ (4,444,831)      $ (4,751,992)      $ (4,014,098)
Income tax provision ........     $          0       $          0       $          0       $          0       $      8,849
Net Loss from Continuing
   Operations ...............     $ (5,326,642)      $ (3,672,048)      $ (4,444,831)      $ (4,751,992)      $ (4,022,947)
Discontinued operations .....     $ (4,457,320)      $   (692,956)             6,772       $   (573,560)          (212,884)
Net Loss ....................     $ (9,783,962)      $ (4,365,004)      $ (4,438,059)      $ (5,325,552)      $ (4,235,831)
Loss attributable to common
   stockholders .............     $(10,374,417)      $ (4,613,693)      $ (4,591,637)      $ (5,758,221)      $ (5,082,011)
Loss per common share-basic
   and diluted ..............     $       (.42)      $       (.27)      $       (.38)      $       (.66)      $      (0.72)
Weighted average shares
   outstanding ..............       23,307,594         16,112,231         11,735,095          8,762,814          7,009,751

Balance Sheet Data                     2004               2003               2002               2001               2000
-----------------------------     ------------       ------------       ------------       ------------       ------------
Working capital
   (deficiency) .............     $ (8,931,414)      $  1,118,792       $   (252,870)      $    426,549       $  2,870,114
Total assets ................     $ 26,633,712       $ 13,902,885       $ 10,347,316       $ 12,209,681       $ 15,614,573
Long-term debt ..............     $  3,498,657       $  2,262,891       $  3,273,350       $  3,311,870       $  3,362,083
Stockholders' equity ........     $  8,549,431       $  5,807,711       $  2,642,285       $  4,184,001       $  5,876,352

Item 7:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following discussion of the financial condition and results of operations of Multiband should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Years Ended December 31, 2004 and December 31, 2003.

This discussion does not include the results of discontinued operations.

Results of Operations

The following table sets forth certain items.

                                                           2004          2003
                                                         -------       -------
Revenues

Multiband                                                      0%            0%
MCS                                                          100%          100%
                                                         -------       -------
                               Total Revenues                100%          100%
                                                         =======       =======

Cost of Products and Services (exclusive of
  depreciation and amortization)
Multiband                                                      0%            0%
MCS                                                        53.70%        61.38%
                                                         -------       -------
Total Cost of Products and Services (exclusive of
  depreciation and amortization)                           53.70%        61.38%
                                                         =======       =======
Selling, General and Administrative expenses               53.85%       183.73%
Operating loss from continuing operations                 (48.12%)     (254.81%)
Loss from discontinued operations                         (40.27%)      (48.08%)
Net Loss                                                  (88.40%)     (302.89%)

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

Cost of Products and Services

      The cost of products and services was $5,943,395 in 2004 compared to $884,536 in 2003. The significant increase in costs of products and services resulted from the revenue generated from acquisition of subscriber related assets. The Company expects costs of products and services as a percentage of revenue to remain stable in future perids due to the relative predictability of the costs.

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

Years Ended December 31, 2003 and December 31, 2002

Results of Operations

      The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of total revenue.

                                                           2003          2002
                                                         -------       -------
Revenues

Multiband                                                      0%            0%
MCS                                                        100.0%        100.0%
                                                         -------       -------
                             Total Revenues                100.0%        100.0%
                                                         =======       =======
Cost of Products and Services (exclusive of depreciation and amortization)

Multiband                                                      0%            0%
MCS                                                        61.38%        72.43%
                                                         -------       -------
Total Cost of Products and Services (exclusive
  of depreciation and amortization)                        61.38%        72.43%
                                                         =======       =======
Selling, General and Administrative
  expenses                                                183.73%       341.56%
Operating loss from continuing operations                (254.81%)     (770.04%)
Loss from discontinued operations                         (48.08%)       (1.17%)
Net Loss                                                 (302.89%)     (768.87%)


Revenues

      Total revenues increased 149.7% to $1,441,118 in 2003 from $577,221 in 2002.

      This increase is due to the expansion of MCS services to nineteen apartment properties and eighteen timeshare properties.

Cost of Products and Services

      The cost of products and services was $884,536 in 2003 compared to $418,093 in 2002. The increase is due to the expansion of MCS services to nineteen apartment properties and eighteen timeshare properties.

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

----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
                       Dec.31,    Sept. 30,    June 30,      March 31,     Dec. 31,    Sept. 30,   June 30,      March 31,
                         2004       2004         2004          2004          2003        2003       2003           2003
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Revenues:
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Vicom                        0            0            0             0            0             0            0           0
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
MCS                  3,475,576    3,918,342    2,911,261       762,655      429,141       418,897      357,961     235,120
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Total
Revenues             3,475,576    3,918,342    2,911,261       762,655      429,141       418,897      357,961     235,120
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Cost of Products
and Services (exclu-
sive of depreciation
and amortization
listed separately
below)               1,889,980    1,952,631    1,712,280       410,962      290,391       238,336      202,065     153,647
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
SG&A Expense         2,148,570    1,845,547    1,137,780       828,153      931,304       592,868      649,768     474,136
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Depreciation &
Amortization           881,826    1,048,031    1,150,677       352,245      295,131       279,812      263,330     227,379
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Operating Loss     (1,444,800)    (927,867)  (1,089,476)     (828,705)  (1,087,685)     (692,119)    (757,202)   (620,042)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Interest Expense     (382,854)    (254,314)    (188,986)     (229,334)    (135.411)      (97,977)    (113,580)   (131,795)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Other Income
(Expenses)              13,403     (15,423)        6,851        14,863     (12,136)           323        5,548    (63,290)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Minority
Interest                                                                     38,170       (3,460)      (1,392)           0
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Net Loss Before
Taxes              (1,814,251)  (1,197,604)  (1,271,611)   (1,043,176)  (1,197,062)     (793,233)    (866,626)   (815,127)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Income Tax
(Benefit)
Provision                    0            0            0             0            0             0            0           0
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Income (loss)
from continuing
operations         (1,814,251)  (1,197,604)  (1,271,611)   (1,043,176)  (1,197,062)     (793,233)    (866,626)   (815,127)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Discontinued
Operations         (3,149,780)    (653,989)    (179,863)     (473,688)    (434,537)      (39,389)     (68,038)   (150,992)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Net Loss           (4,964,031)  (1,851,593)  (1,451,474)   (1,516,864)  (1,631,599)     (832,622)    (934,664)   (966,119)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Net Loss Per
Common Share
Basic and Diluted        (.20)        (.07)        (.06)         (.08)        (.09)         (.05)        (.06)       (.07)
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

      The Company, as is common in the cable and telecommunications industries, uses earnings before interest, taxes, depreciation, and amortization ("EBITDA") as a measure of performance to demonstrate earnings exclusive of interest and non-cash events. The Company manages its business based on its cash flows. The majority of the Company's non-cash expense results from amortization of intangible right of entry agreement assets obtained through acquisition. The Company, in its daily management of its business affairs and analysis of its monthly, quarterly and annual performance, makes its decisions based on cash flows; not on the amortization of the aforementioned assets obtained through historical activities. The Company, in managing its current and future affairs, cannot affect the amortization of the intangible assets to any material degree, and therefore uses EBITDA as its primary management guide. Since an outside investor may base its evaluation of the Company's performance based on the Company's net income not its cash flows, there is a limitation to the EBITDA measurement. EBITDA is not, and should not be considered an alternative to net income, income from operations, or any other measure for determining operating performance or liquidity, as determined under accounting principals generally accepted in the United States.

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

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   (FKA: VICOM, INCORPORATED AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2004, 2003 and 2002

--------------------------------------------------------------------------------

                                                               2004              2003              2002
                                                           ------------      ------------      ------------
REVENUES                                                   $ 11,067,834      $  1,441,118      $    577,221
                                                           ------------      ------------      ------------

COST AND EXPENSES
    Cost of products and services (exclusive
     of depreciation and amortization shown
     separately below)                                        5,943,395           884,536           418,093
    Selling, general and administrative                       5,960,050         2,647,870         1,971,584
     Depreciation and amortization                            3,432,779         1,065,650         1,193,306
                                                           ------------      ------------      ------------

        Total costs and expenses                             15,336,224         4,598,056         3,582,983
                                                           ------------      ------------      ------------

LOSS FROM OPERATIONS                                         (4,268,390)       (3,156,938)       (3,005,762)
                                                           ------------      ------------      ------------

OTHER INCOME (EXPENSE)
    Interest expense                                         (1,055,488)         (488,156)       (1,256,965)
    Interest income                                               8,805            10,406            52,174
    Loss on sale of assets                                      (26,217)                0                 0
    Other income                                                 14,648           (70,726)         (234,278)
                                                           ------------      ------------      ------------

        Total Other Expense                                  (1,058,252)         (548,476)       (1,439,069)
                                                           ------------      ------------      ------------
LOSS BEFORE MINORITY INTEREST IN SUBSIDIARY                  (5,326,642)       (3,705,414)       (4,444,831)

    Minority interest in subsidiary                                   0            33,366                 0
                                                           ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                              (5,326,642)       (3,672,048)       (4,444,831)

LOSS FROM DISCONTINUED OPERATIONS                            (4,457,320)         (692,956)            6,772
                                                           ------------      ------------      ------------

NET LOSS                                                     (9,783,962)       (4,365,004)       (4,438,059)

    Preferred stock dividends                                   590,455           248,689           153,578
                                                           ------------      ------------      ------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                   $(10,374,417)     $ (4,613,693)     $ (4,591,637)
                                                           ============      ============      ============
BASIC AND DILUTED LOSS PER COMMON SHARE:
    LOSS FROM CONTINUING OPERATIONS                        $       (.23)     $       (.23)     $       (.38)
                                                           ============      ============      ============

    LOSS FROM DISCONTINUED OPERATIONS                      $       (.19)     $       (.04)     $       (.00)
                                                           ============      ============      ============

    NET LOSS                                               $       (.42)     $       (.27)     $       (.38)
                                                           ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
    BASIC AND DILUTED                                        23,307,594        16,112,231        11,735,095
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
                                                 ===========    ===========    ===========    ===========

Amortization of intangible assets was $2,301,016, $33,291 and $16,750 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and 2010 is $3,297,005, $3,047,921, $2,974,281,
$2,908,666, $2,817,297 and $1,036,464, respectively. The weighted average remaining life of the intangibles is 5.5 years with right of entry average life of 6.0 years and customer cable lists of 2.6 years

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

      The Company amortizes a domain name acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts and customer cable lists, on an average, over their useful estimated lives ranging from two to five years. The Company is amortizing the right of entry contracts, on an average, over their estimated useful lives ranging from 36 to 73 months.

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

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                    (fka VICOM INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

                                             2004              2003
                                         ----------        ----------
Payroll and related taxes                $  389,394        $  363,649
Accrued preferred stock dividends           415,120           277,928
Payable - Florida Cable                          --           465,000
Accrued liability - vendor chargeback     1,901,972                --
Other                                       323,538           202,261
                                         ----------        ----------
                                         $3,030,024        $1,308,838
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

Significant Relationship

The Company is master agent for DirecTV pursuant to a system operator agreement with DirecTV dated May 22, 2003. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company's DirecTV agreement would have a material adverse impact on the Company's on-going operations. Revenues generated from DirecTV amounted to 44.3% of total revenue in 2004.

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

      Sale of Multiband Business Services segment

Effective after the close of business March 31, 2005, the Company completed the sale of certain assets and liabilities relating to its Multiband Business Services (MBS, a/k/a Corporate Technologies USA) division. The buyer was North Central Equity, LLC ("Buyer").

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


                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota March 8, 2005 (except as to Note 16 as to which the date is April 8, 2005)

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

   (A) Write-off uncollectible receivables

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.

Controls and Procedures.

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to him material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Multiband Corporation
                                        Registrant


Date: May 25, 2005                      By:   /s/ James L. Mandel
                                              Chief Executive Officer


Date: May 25, 2005                      By:   /s/ Steven M. Bell
                                              Chief Executive Officer
                                              (Principal Financial and
                                              Accounting Officer)

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