Form 10-Q/A
period 2005-03-31
MULTIBAND CORP
filed 2005-06-03
CIK 732412

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-Q/A

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

                            MULTIBAND CORPORATION
                            Registrant
Date: June 3, 2005          By:

                                             /s/ James L. Mandel
                                           Chief Executive Officer
Date: June 3, 2005          By:

                                                /s/ Steven M. Bell
                                             Chief Executive Officer
                                   (Principal Financial and Accounting Officer)