Form 10-K/A
period 2004-12-31
MULTIBAND CORP
filed 2005-06-16
CIK 732412

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Multiband Corporation
                                        Registrant


Date: June 16, 2005                     By:   /s/ James L. Mandel
                                              Chief Executive Officer


Date: June 16, 2005                     By:   /s/ Steven M. Bell
                                              Chief Executive Officer
                                              (Principal Financial and
                                              Accounting Officer)

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