Form 10-K/A
period 2004-12-31
MULTIBAND CORP
filed 2005-07-20
CIK 732412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                               AMENDMENT NO. 4 TO
                                    FORM 10-K

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

      As of June 30, 2005, there were 29,078,481 outstanding shares of the registrant's common stock, no par value stock.

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

                  Item 12. Security Ownership of Certain Beneficial Owners and Management

                   Item 13  Certain Relationships and Related Transactions

                   Item 14  Principal Accountant Fees and Services

                   Item 15  Exhibits and Financial Statement Schedules.

                            Signatures

Item 1
Business

      Multiband Corporation (Multiband), (f/k/a Vicom, Incorporated), is a Minnesota corporation formed in September 1975. Multiband has two operating segments: 1) Multiband Consumer Services (MCS, legally known as Corporate Technologies, USA, Inc. dba Multiband), which encompasses the subsidiary corporations, Multiband USA, Inc., URON, Inc., and Rainbow Satellite Group, LLC; and 2) Minnesota Digital Universe, Inc. (MDU).

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

      From its inception until December 31, 1998, Multiband operated as a telephone interconnect company only. Effective December 31, 1998, Multiband acquired the assets of the Midwest region of Enstar Networking Corporation
(ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, Multiband to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective March 31, 2005. All referenced to financial information and descriptions of business in this Form 10-K have been revised to reflect only our continuing operations and all references to our now discontinued Multiband Business Services have been eliminated. MCS segment began in February 2000. MCS, the Company's continuing operating division, provides voice, data and video services to multiple dwelling units (MDUs), including apartment buildings, condominiums and time share resorts. During 2004 the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004 the Company also purchased the stock of Minnesota Digital Universe, Inc. (MDU segment), which made the Company the largest master service operator in MDU's for DirecTV satellite television in the United States.

Minnesota Digital Universe, Inc. (MDU Segment)

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

Number of Units/Customers

      At April 1, 2005, MCS had 36,816 subscriptions for its services, (1,386 voice subscriptions, 31,177 video subscriptions and 4,253 internet subscriptions). At April 1, 2005, MDU had approximately 67,000 video subscriptions managed through its network of system operators.

Employees

      As of March 31, 2005, Multiband employed three full-time management employees, four accounting personnel, and six information technology employees. As of that same date, MCS had 33 full-time employees, consisting of eight in sales and marketing, seven in technical positions, sixteen in customer service and related support, and two in management. MDU had two management employees.

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

Years Ended December 31, 2004 and December 31, 2003.

This discussion does not include the results of discontinued operations.

Results of Operations

The following table sets forth certain items.

                                                           2004          2003
                                                         -------       -------
Revenues

Multiband                                                      0%            0%
MCS                                                        47.23%       100.00%
MDU                                                        52.77%           --
                                                         -------       -------
                               Total Revenues             100.00%       100.00%
                                                         =======       =======

Cost of Products and Services (exclusive of
  depreciation and amortization)
Multiband                                                      0%            0%
MCS                                                        24.68%        61.38%
MDU                                                        29.02%           --
                                                         -------       -------
Total Cost of Products and Services (exclusive of
  depreciation and amortization)                           53.70%        61.38%
                                                         =======       =======
Selling, General and Administrative expenses               53.85%       183.73%
Operating loss from continuing operations                 (48.12%)     (254.81%)
Loss from discontinued operations                         (40.27%)      (48.08%)
Net Loss                                                  (88.40%)     (302.89%)

Revenues:

      Total revenues from continuing operations increased 668.0% from $1,441,118 in 2003 to $11,067,834 in 2004. Revenues from the MCS segment increased to $5,227,696 in 2004 from $1,441,118 in 2003. The MDU segment had revenues of $5,840,138 in 2004 and $0 in 2003. This significant increase in revenues is primarily due to the Company's acquisition of subscriber related assets in 2004 which produced a material increase in consumer recurring revenues. These acquisitions led primarily to the Company in 2004 growing from approximately 6,800 subscribers to approximately 30,000 subscribers. The Company's revenues are expected to increase in 2005, even without further acquisitions, as the Company will experience a full year's worth of revenues from these acquisitions made in 2004.

Cost of Products and Services

      The cost of products and services was $5,943,395 in 2004 compared to $884,536 in 2003. MCS segment cost of products and services were $2,731,585 in 2004 and $884,536 in 2003. MDU segment costs of products and services were $3,211,810 in 2004 and $0 in 2003. The significant increase in costs of products and services resulted from the revenue generated from acquisition of subscriber related assets. The Company expects costs of products and services as a percentage of revenue to remain stable in future perids due to the relative predictability of the costs.

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

Years Ended December 31, 2003 and December 31, 2002

Results of Operations

      The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of total revenue.

                                                           2003          2002
                                                         -------       -------
Revenues

Multiband                                                      0%            0%
MCS                                                       100.00%       100.00%
MDU                                                           --            --
                                                         -------       -------
                             Total Revenues               100.00%       100.00%
                                                         =======       =======
Cost of Products and Services (exclusive of depreciation and amortization)

Multiband                                                      0%            0%
MCS                                                        61.38%        72.43%
MDU                                                           --            --
                                                         -------       -------
Total Cost of Products and Services (exclusive
  of depreciation and amortization)                        61.38%        72.43%
                                                         =======       =======
Selling, General and Administrative
  expenses                                                183.73%       341.56%
Operating loss from continuing operations                (254.81%)     (770.04%)
Loss from discontinued operations                         (48.08%)       (1.17%)
Net Loss                                                 (302.89%)     (768.87%)


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

----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
                       Dec.31,    Sept. 30,    June 30,      March 31,     Dec. 31,    Sept. 30,   June 30,      March 31,
                         2004       2004         2004          2004          2003        2003       2003           2003
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Revenues:
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Multiband                    0            0            0             0            0             0            0           0
MCS                  1,631,643    1,795,967    1,037,431       762,655      429,141       418,897      357,961     235,120
MDU                  1,843,933    2,122,375    1,873,830            --           --            --           --          --
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Total
Revenues             3,475,576    3,918,342    2,911,261       762,655      429,141       418,897      357,961     235,120
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Cost of Products
and Services (exclu-
sive of depreciation
and amortization
listed separately
below)               1,889,980    1,952,631    1,712,280       410,962      290,391       238,336      202,065     153,647
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
SG&A Expense         2,148,570    1,845,547    1,137,780       828,153      931,304       592,868      649,768     474,136
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Depreciation &
Amortization           881,826    1,048,031    1,150,677       352,245      295,131       279,812      263,330     227,379
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Operating Loss     (1,444,800)    (927,867)  (1,089,476)     (828,705)  (1,087,685)     (692,119)    (757,202)   (620,042)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Interest Expense     (382,854)    (254,314)    (188,986)     (229,334)    (135.411)      (97,977)    (113,580)   (131,795)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Other Income
(Expenses)              13,403     (15,423)        6,851        14,863     (12,136)           323        5,548    (63,290)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Minority
Interest                                                                     38,170       (3,460)      (1,392)           0
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Net Loss Before
Taxes              (1,814,251)  (1,197,604)  (1,271,611)   (1,043,176)  (1,197,062)     (793,233)    (866,626)   (815,127)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Income Tax
(Benefit)
Provision                    0            0            0             0            0             0            0           0
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Income (loss)
from continuing
operations         (1,814,251)  (1,197,604)  (1,271,611)   (1,043,176)  (1,197,062)     (793,233)    (866,626)   (815,127)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Discontinued
Operations         (3,149,780)    (653,989)    (179,863)     (473,688)    (434,537)      (39,389)     (68,038)   (150,992)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Net Loss           (4,964,031)  (1,851,593)  (1,451,474)   (1,516,864)  (1,631,599)     (832,622)    (934,664)   (966,119)
----------------- ------------- ------------ ------------ ------------- ------------ ------------- ------------ -----------
Net Loss Per
Common Share
Basic and Diluted        (.20)        (.07)        (.06)         (.08)        (.09)         (.05)        (.06)       (.07)
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

In February 2005, the Company sold ten million dollars worth of Class I convertible preferred stock. With this investment and the Company's anticipated financial results for 2005 based on 2004 trends, Multiband management believes that it can meet the anticipated liquidity and capital resource requirements of its business in 2005.

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


                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
March 8, 2005 (except as to Note 17, as to which the date is April 8, 2005 and except as to Notes 1, 2 and 16 as to which the date is July 19, 2005).

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

The Company earns revenues from six sources: 1) Video and computer technology products which are sold but not installed, 2) Voice, video and data communication products which are sold and installed, 3) Service revenues related to communication products which are sold and both installed and not installed 4) Multiband user charges to multiple dwelling units 5) voice, data and video revenue directly generated by the Company as a principal to subscribers, and 6) DirecTV master service operator revenue earned primarily through the activation of and residual fees on video programming services.

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

The Company reports the aforementioned voice, data, and video on a gross basis based on the following factors: the Company has the primary obligation in the arrangement with its customers; the Company controls the pricing of its services; the Company performs customer service for the agreements; the Company approves customers; and the Company assumes the risk of payment for services provided. The Company reports DirecTV revenue on a net basis.

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

Components of intangible assets are as follows:

                                                      December 31, 2004             December 31, 2003
                                                 --------------------------    --------------------------
                                                   Gross                         Gross
                                                  Carrying      Accumulated     Carrying     Accumulated
                                                   Amount      Amortization      Amount      Amortization
                                                 -----------    -----------    -----------    -----------
Intangible assets subject to amortization
     Domain name                                 $    83,750    $    55,833    $    83,750    $    39,083
     Access contracts                            $    60,000    $    33,333         60,000         13,334
     Debt issuance costs                         $   313,837    $    47,214        115,500          3,208
     Right of entry                              $17,226,759    $ 1,933,294             --             --
     Customer cable lists                        $   753,930    $   286,967        300,000             --
                                                 -----------    -----------    -----------    -----------
         Total                                   $18,438,276    $ 2,356,641    $   559,250    $    55,625
                                                 ===========    ===========    ===========    ===========

Intangible assets not subject to amortization
     Goodwill (MCS segment)                      $   812,366    $         0    $ 3,531,157    $   782,278
                                                 ===========    ===========    ===========    ===========

Amortization of intangible assets was $2,301,016, $33,291 and $16,750 for the years ended December 31, 2004, 2003 and 2002, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and 2010 is $3,297,005, $3,047,921, $2,974,281,
$2,908,666, $2,817,297 and $1,036,464, respectively. The weighted average remaining life of the intangibles is 5.5 years with right of entry average life of 6.0 years and customer cable lists of 2.6 years. The Company believes the goodwill recorded of $812,366 will be deductible for tax purposes.

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

      Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Management believes that the Company has two operating segments, MCS, where the Company bills voice, data and video subscribers as a principal; and MDU where the Company as a master service operator for DirecTV receives net cash payments for managing video subscribers through its network of system operators. These video subscribers are billed by DirecTV.

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

On April 25, 2003, the Company, through MCS, purchased certain video equipment assets, related rights to video subscribers and rights of access agreements from Suncoast Automation, Inc. (Suncoast). The purchase price was allocated to the acquired assets and assumed certain liabilities based on the estimated fair values as of the acquisition date. The purchase price was allocated to assets and liabilities acquired as follows:

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

On December 31, 2003, the Company, through MCS, purchased certain customer lists from Florida Cable, Inc. (Florida Cable) for $300,000 which was paid to Florida Cable on January 2, 2004. In addition, the Company agreed to lease from Florida Cable equipment used in the operation of the cable television systems for six months for $1.00. After the six month lease period has expired, the Company has agreed to purchase the equipment for $165,000. If the Company fails to pay the $165,000 in full, all rights and title of the customer lists mentioned above will revert back to Florida Cable. At December 31, 2003, the Company has recorded the $165,000 liability associated with the contingent purchase of equipment.

On January 1, 2004, the Company, through MCS, entered into a stock purchase agreement with URON, Inc. (URON) to purchase all of the outstanding capital stock of URON for a total purchase price of 350,000 shares of the Company's common stock to be issued in installments as follows: a) 180,000 shares issued at closing, b) 170,000 shares held in escrow. The common shares were valued at fair market value on the date of agreement which was $1.31 per share for a purchase price of $458,500. The terms of the escrow are as follows: 50,000 shares to be released upon URON providing the Company with documentation satisfactory to the Company of a release from a certain vendor or any related entity of all liabilities incurred to a certain vendor by URON; 120,000 shares to be released in 40,000 share increments upon the Company's receipt of distributable gross profits, generated by certain customers, in increments of $75,000 cash. The escrow shall be terminated 24 months after the date of the agreement and any shares not released will be rescinded to the Company. The Company must register all shares issued within one year from the date of issuance. The reason for the purchase of URON is to continue to expand the Company's services related to voice, data, and video services. The purchase price of $458,500 was allocated to customer list of $453,930 and property and equipment of $4,570. The customer list will be amortized over its estimated useful lives of two years and the property and equipment for fifteen months. At December 31, 2004, the Company was not obligated to issue any of the contingent shares of common stock.

In April 2004, the Company, through MCS, purchased certain assets consisting of data and video subscribers and systems from Satellite Broadcasting Corporation and affiliates (SBC). The total purchase price for said assets was approximately $679,200.

On April 2, 2004, Multiband Corporation and subsidiaries (the Company), (fka Vicom, Incorporated and subsidiaries), completed its acquisition of Minnesota Digital Universe, Inc. (MDU segment) for approximately 7.7 million dollars, half of which was paid for in Multiband Corporation common stock, valued at $1.75 per share, ($3,850,000), $1.1 million paid in cash and the balance in promissory notes due by January 2005. Included in the purchase price is $700,000 related to a finders fee. In December 2004, the notes with an outstanding balance of $990,000 were extended through May 2005, with $200,000 of the outstanding note balance being extended to July 2006. These notes are unsecured and bear no interest. The stock value was a negotiated price between the Seller and the Buyer. The consideration paid was based on the Company's analysis of likely future net income to be generated over a six year period by the acquired company. The cash was provided by funds the Company had previously raised in a private placement. The assets were acquired from Pace Electronics. Prior to the transaction, there was no material relationship between the owners of MDU and the Company other than the fact that Pace Electronics previously owned a 50% interest in a company subsidiary, Multiband USA, Inc., which Multiband bought out the remaining 50% of ownership from Pace Electronics in January 2004 for 30,000 shares of the Company's common stock valued at $39,000.

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

Significant Relationship

The Company is master system operator for DirecTV pursuant to an agreement with DirecTV dated May 22, 2003. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company's DirecTV agreement would have a material adverse impact on the Company's on-going operations. Revenues generated from DirecTV (MDU segment) amounted to 44.3% of total revenue in 2004.

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

NOTE 16 - Business Segments

The Company has the following business segments. Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. The MDU segment represents results as the master service operator for DirecTV. The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers. The discontinued operations segment includes the Multiband Business Services segment which was sold subsequent to year-end (see note 17).

Segment disclosures are as follows:

                                       Multiband                                              Discontinued
                                         Corp.               MDU               MCS             Operations          Total
                                      ------------       ------------      ------------       ------------      ------------
Year Ended December 31, 2004:
   Revenues                           $         --       $  5,840,138      $  5,227,696                 --      $ 11,067,834
   Income (loss) from operations        (1,842,957)           863,149        (3,288,582)                --        (4,268,390)
   Identifiable assets                     775,708          9,708,448        15,467,274            682,282        26,633,712
   Depreciation and amortization           244,967          1,203,236         1,984,576                 --         3,432,779
   Capital expenditures                      9,772                 --           481,252            257,680           748,704

                                       Multiband                                              Discontinued
                                         Corp.               MDU               MCS             Operations          Total
                                      ------------       ------------      ------------       ------------      ------------
Year Ended December 31, 2003:
   Revenues                           $         --       $         --      $  1,441,118                 --      $  1,441,118
   Loss from operations                 (1,941,271)                --        (1,215,667)                --        (3,156,938)
   Identifiable assets                   3,112,904                 --         6,383,013          4,406,968        13,902,885
   Depreciation and amortization           547,423                 --           518,227                 --         1,065,650
   Capital expenditures                     13,342                 --            89,547            424,047           526,936

                                       Multiband                                              Discontinued
                                         Corp.               MDU               MCS             Operations          Total
                                      ------------       ------------      ------------       ------------      ------------
Year Ended December 31, 2002:
   Revenues                           $         --       $         --      $    577,221       $         --      $    577,221
   Loss from operations                 (1,810,241)                --        (1,195,521)                --        (3,005,762)
   Identifiable assets                     572,928                 --         5,685,879          4,088,509        10,347,316
   Depreciation and amortization           702,665                 --           490,641                 --         1,193,306
   Capital expenditures                      2,126                 --           458,844            814,464         1,275,434

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system. Depreciation and amortization above does not include depreciation and amortization related to discontinued operations. The cash flow statements presentation of depreciation and amortization includes the depreciation and amortization from discontinued operations.

NOTE 17 - Subsequent Events

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

      Acquisition of Assets

Effective April 1, 2005, the Company, through MCS, purchased certain video assets (equipment and video subscribers) from Ultravision, Inc. for $275,000.

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


                                              /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota March 8, 2005
(except as to Note 17 as to which the date is April 8, 2005 and except as to Notes 1, 2 and 16 as to which the date is July 19, 2005)

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 4 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Multiband Corporation
                                        Registrant


Date: July 20, 2005                     By:   /s/ James L. Mandel
                                              Chief Executive Officer


Date: July 20, 2005                     By:   /s/ Steven M. Bell
                                              Chief Executive Officer
                                              (Principal Financial and
                                              Accounting Officer)

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