Form 10-Q
period 2005-06-30
MULTIBAND CORP
filed 2005-08-22
CIK 732412

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   |X|      AND EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDING June 30, 2005
                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _____________ TO ___________

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

                             Yes |_|       No |X|

         On August 18, 2005 there were 29,092,035 shares outstanding of the registrant's common stock, par value $.01 per share, and 456,999 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended               Six Months Ended
                                                          ----------------------------    ----------------------------
                                                            June 30,         June 30,       June 30,        June 30,
                                                              2005            2004            2005            2004
                                                          ------------    ------------    ------------    ------------
                                                          (unaudited)     (unaudited)      (unaudited)     (unaudited)
REVENUES                                                  $  4,183,606    $  2,911,261    $  7,890,482    $  3,673,916

COSTS AND EXPENSES
     Cost of products and services (exclusive of
       depreciation and amortization shown
       separately below)                                     1,703,517       1,712,280       3,583,025       2,123,242
     Selling, general and administrative                     2,377,575       1,137,780       4,524,487       1,965,933
     Depreciation and amortization                           1,218,867       1,150,677       2,367,734       1,502,922
                                                          ------------    ------------    ------------    ------------
           Total Costs and Expenses                          5,299,959       4,000,737      10,475,246       5,592,097

LOSS FROM OPERATIONS                                        (1,116,353)     (1,089,476)     (2,584,764)     (1,918,181)

OTHER EXPENSE
     Interest expense                                         (373,013)       (188,986)     (1,058,714)       (418,320)
     Other income (expense)                                     70,120           6,851          82,292          21,713
                                                          ------------    ------------    ------------    ------------
           Total Other Expense                                (302,893)       (182,135)       (976,422)       (396,607)

LOSS FROM CONTINUING OPERATIONS                             (1,419,246)     (1,271,611)     (3,561,186)     (2,314,788)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                     122,892        (179,863)       (318,376)       (653,551)

NET LOSS                                                    (1,296,354)     (1,451,474)     (3,879,562)     (2,968,339)
     Preferred Stock Dividends                                (669,634)       (395,273)     (1,600,718)       (457,926)
                                                          ------------    ------------    ------------    ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                  $ (1,965,988)   $ (1,846,747)   $ (5,480,280)   $ (3,426,265)
                                                          ============    ============    ============    ============
BASIC AND DILUTED - LOSS PER COMMON SHARE
     Loss from continuing operations                              (.05)           (.06)           (.13)           (.11)
     Income (loss) from discontinued operations                   (.00)           (.00)           (.01)           (.03)
     Net Loss                                                     (.05)           (.06)           (.14)           (.14)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                          (.07)           (.08)           (.20)           (.16)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED     28,634,502      22,689,301      27,929,454      20,984,967

            See notes to condensed consolidated financial statements

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                           June 30, 2005    December 31, 2004
                                                                                           -------------    -----------------
                                        ASSETS                                              (unaudited)          (audited)
CURRENT ASSETS
   Cash and cash equivalents                                                                $  5,407,000      $    726,553
   Certificate of deposit                                                                        650,000           650,000
   Accounts receivable, net                                                                    1,874,989         2,783,774
   Inventories                                                                                   285,189           231,993
   Current assets of discontinued operations                                                          --           634,307
   Note receivable, net                                                                          339,051                --
   Other current assets                                                                          425,385           146,334
                                                                                            ------------      ------------
      TOTAL CURRENT ASSETS                                                                     8,981,614         5,172,961
                                                                                            ------------      ------------
PROPERTY AND EQUIPMENT, NET                                                                    4,075,534         4,372,474
                                                                                            ------------      ------------
OTHER ASSETS
   Goodwill                                                                                      812,366           812,366
   Intangible assets, net                                                                     15,027,195        16,081,635
   Other assets of discontinued operations                                                            --            47,975
   Other assets                                                                                  145,398           146,301
                                                                                            ------------      ------------
       TOTAL OTHER ASSETS                                                                     15,984,959        17,088,277
                                                                                            ------------      ------------
TOTAL ASSETS                                                                                $ 29,042,107      $ 26,633,712
                                                                                            ============      ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Checks issued in excess of cash in bank                                                  $    196,571      $    234,348
   Short-term debt                                                                               510,000         4,481,099
   Wholesale line of credit                                                                           --           926,201
   Current portion of long-term debt                                                             886,497         1,524,527
   Current portion of note payable, stockholder                                                   32,837            84,801
   Current portion of capital lease obligations                                                  200,592           201,530
   Accounts payable                                                                            1,885,826         2,561,611
   Accrued liabilities                                                                         3,042,456         3,030,024
   Contingent liability                                                                          222,700           222,700
   Customer deposits                                                                              62,314            59,875
   Current liabilities of discontinued operations                                                500,000           370,921
   Deferred subscription revenue                                                                 503,728           406,738
                                                                                            ------------      ------------
      TOTAL CURRENT LIABILITIES                                                                8,043,521        14,104,375

LONG-TERM LIABILITIES
    Long-term debt, net                                                                        3,907,832         3,498,657
    Capital lease obligations, net of current portion                                            437,351           481,249
    Long term liabilities of discontinued operations                                             375,000                --
                                                                                            ------------      ------------
          TOTAL LIABILITIES                                                                   12,763,704        18,084,281
                                                                                            ------------      ------------
STOCKHOLDERS' EQUITY

Cumulative convertible preferred stock, no par value:                                                 --                --
  8% Class A (27,931 shares issued and outstanding, $293,276 liquidation preference)             419,752           419,752
  10% Class B (8,620 and 8,700 shares issued and outstanding, $90,510 and $91,350
liquidation preference)                                                                           61,200            62,000
  10% Class C (125,280 and 125,400 shares issued and outstanding, $1,252,800 and
$1,254,000 liquidation preference)                                                             1,609,905         1,611,105
  10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation
preference)                                                                                    1,500,000         1,500,000
  8% Class G (45,245  shares issued and outstanding, $452,450 liquidation preference)            179,897           179,897
  6% Class H (3.0 and 11.5 shares issued and outstanding, $300,000 and $1,150,000
liquidation preference)                                                                               --                --
  Variable rate Class I (100,000 shares issued and outstanding , $10,000,000
liquidation preference)                                                                               --                --
  Common stock, no par value (28,949,008 and 25,784,490 shares issued;
28,948,340 and 25,781,818 shares outstanding)                                                 18,651,632        16,888,291
  Stock subscriptions receivable                                                                (324,865)         (391,264)
   Options and warrants                                                                       44,468,270        32,985,983
   Unamortized compensation                                                                     (102,499)           (1,724)
   Accumulated deficit                                                                       (50,184,889)      (44,704,609)
                                                                                            ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                                                           16,278,403         8,549,431
                                                                                            ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 29,042,107      $ 26,633,712
                                                                                            ============      ============

--------------------------------------------------------------------------------
            See notes to condensed consolidated financial statements.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                         ------------------------------
                                                                                              2005              2004
                                                                                         ------------      ------------
                                                                                          (unaudited)       (unaudited)
OPERATING ACTIVITIES
   Net loss                                                                              $ (3,879,562)     $ (2,968,339)
   Adjustments to reconcile net loss to net cash flows from operating activities
      Depreciation and amortization                                                         2,521,933         1,531,783
      Amortization of deferred compensation                                                    50,930           197,487
      Amortization of original issue discount                                                 667,350           348,178
      Gain on sale of business segment                                                       (103,491)               --
      Common stock issued for services                                                         20,580            19,887
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                              908,785        (1,243,338)
        Inventories                                                                          (371,461)          419,343
        Other current assets                                                                   13,735            15,931
        Other assets                                                                               --           (36,870)
        Wholesale line of credit                                                           (1,000,987)          280,533
        Accounts payable and accrued liabilities                                           (1,612,842)         (106,407)
        Deferred service obligations and revenue                                               65,092            24,388
        Liabilities of discontinued operations                                               (125,000)               --
        Customer deposits                                                                       2,439                --
                                                                                         ------------      ------------
           Net cash flows from operating activities                                        (2,842,499)       (1,517,424)
                                                                                         ------------      ------------
INVESTING ACTIVITIES
   Purchases of property and equipment                                                       (415,065)         (240,413)
   Purchases of intangible asset                                                             (209,225)               --
   Purchase of Ultravision                                                                   (287,050)               --
   Purchase of Satellite Broadcasting Corporation                                                  --          (187,424)
   Purchase of Minnesota Digital Universe, Inc.                                                    --        (1,100,000)
   Purchase of Rainbow Satellite Group, LLC                                                        --        (1,000,000)
   Proceeds from sale of business segment                                                   1,682,184                --
   Proceeds from sale of property and equipment                                                    --               649
   Collections on notes receivable                                                                 --             5,320
                                                                                         ------------      ------------
           Net cash flows from investing activities                                           770,844        (2,521,868)
                                                                                         ------------      ------------
FINANCING ACTIVITIES
   Checks issued in excess of cash in bank                                                    (37,773)          324,037
   Payments on short-term debt                                                             (3,971,099)               --
   Payments on long-term debt                                                              (2,248,204)         (701,308)
   Payments on capital lease obligations                                                      (44,836)          (38,093)
   Payments on note payable to stockholder                                                    (51,964)          (49,970)
   Payments for debt issuance costs                                                           (25,000)               --
   Proceeds from issuance of stock and warrants                                            11,090,843         2,724,965
   Proceeds from issuance of long term debt                                                 2,000,000                --
   Exercise of warrants                                                                         6,960           390,279
   Payments received on stock subscriptions receivable                                         66,399                --
   Redemption of preferred stock                                                               (2,000)               --
   Preferred stock dividends                                                                  (31,224)          (41,799)
                                                                                         ------------      ------------
           Net cash flows from financing activities                                         6,752,102         2,608,111
                                                                                         ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            4,680,447        (1,431,181)
CASH AND CASH EQUIVALENTS
   Beginning of period                                                                        726,553         2,945,960
                                                                                         ------------      ------------
   End of period                                                                         $  5,407,000      $  1,514,779
                                                                                         ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest, net of amortization of original issue discount                $    417,870           249,471
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Note receivable recorded on sale of discontinued operations                                339,051                --
   Issuance of common stock for acquisition of assets                                              --           274,800
   Conversion of preferred stock into common stock                                            850,001                --
   Current liabilities converted to common stock                                               46,603            48,001
   Conversion of notes payable into common stock                                              648,001           510,908
   Conversion of dividend into common stock                                                   176,935            78,591
   Common stock issued in lieu of cash for other current assets                               218,000                --
   Issuance of common stock for deferred financing costs                                       36,000                --
   Issuance of common stock for acquisition of assets - MDU                                        --         4,120,152
   Issuance of preferred stock for acquisition of assets - Rainbow                                 --         2,000,000
   Issuance of preferred stock for acquisition of assets - SBC                                     --           270,152
   Issuance of common stock and notes payable for acquisition of assets - MDU                      --         6,600,000
   Issuance of preferred stock and notes payable for acquisition of assets - Rainbow               --         6,519,999
   Common stock issued for services                                                                --           307,571

            See notes to condensed consolidated financial statements

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2005 and 2004, the Company incurred net losses of $3,879,562 and $2,968,339 respectively. At June 30, 2005, the Company had an accumulated deficit of $50,184,889. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. On February 3, 2005, the Company completed a $10 million private placement of the Company's Series I Convertible Preferred Stock which includes $520,000 of offering costs. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

1. Continued reduction of operating expenses by controlling payroll, professional fees and other general and administrative expenses.
2. Solicit additional equity investment in the Company by either issuing preferred or common stock. The Company, in February 2005 issued $10,000,000 worth of Class I Preferred Stock to a group of accredited investors.
3. Continue to market Multiband services and acquire additional multi-dwelling unit customers.
4. Control capital expenditures by contracting Multiband services and equipment through a landlord-owned equipment program.
5. Establish market for wireless internet services.
6. Discontinuation of Multiband business services segment which was unprofitable in 2004. This segment was sold effective after the close of business March 31, 2004.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

On January 1, 2004, the Company merged Multiband into CTU. On April 1, 2005, the continuing operations of CTU terminated (see Note 9.)

    Discontinued Operations

During the first quarter of 2005, the Company sold certain assets and transferred certain liabilities related to its Multiband Business Services (a/k/a CTU). The Company began discussions and efforts to sell these assets in the fourth quarter of 2004. These assets met the requirements of Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, the Company has reclassified the previously reported financial results to exclude the results of the Multiband Business Services (CTU) and these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled "Discontinued Operations". All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 9). Based on the discussions and efforts to sell these assets, the Company determined, based on the final purchase price which was arrived at in the first quarter of 2005, it was required to take an impairment charge to the goodwill of the Multiband Business Services division. As a result, an impairment charge related to goodwill of $2,221,000 was recorded in the fourth quarter of 2004.

    Revenues and Cost Recognition

The Company recognizes revenue in accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 104 (SAB 104) "Revenue Recognition", which requires that four basic criteria be met before revenue can be recognized:
(i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue (included in discontinued operations) as products are shipped based on FOB shipping point terms when title passes to customers.

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

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

Substantially all of the service revenue the Company had in the past was part of the business segment, Multiband Business Services, which was sold effective after business hours on March 31, 2005. Service revenues for continuing operations accounted for less than 10% of total revenues for the three and six months ended June 30, 2005 and 2004.

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

The Company reports the aforementioned voice, data and video programming revenues on a gross basis based on the following factors: the Company has the primary obligation in the arrangement with its customers; the Company controls the pricing of its services; the Company performs customer service for the agreements; the Company approves customers; and the Company assumes the risk of payment for services provided. The Company reports DirecTV revenue on a net basis.

Multiband, Rainbow, MDU and MB USA user charges are recognized as revenues in the period the related services are provided in accordance with SAB 104.

Warranty costs incurred on new product sales are substantially reimbursed by the equipment suppliers.

    Goodwill and Other Intangible Assets

Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill related to continuing operations was $812,366 at both June 30, 2005 and December 31, 2004.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Components of intangible assets are as follows:

                                                          June 30, 2005                 December 31, 2004
                                                  ----------------------------    ----------------------------
                                                     Gross                          Gross
                                                    Carrying      Accumulated      Carrying        Accumulated
                                                     Amount       Amortization      Amount        Amortization
                                                  -----------     ------------    -----------     ------------
Intangible assets subject to amortization
     Domain name                                  $    83,750     $    64,207     $    83,750     $    55,833
     Access contracts                                  60,000          43,333          60,000          33,333
     Debt issuance costs                              499,837         145,225         313,837          47,214
     Right of entry                                17,435,984       3,375,020      17,226,759       1,933,294
     Customer cable lists                           1,019,119         443,710         753,930         286,967
                                                  -----------     -----------     -----------     -----------
         Total                                    $19,098,690     $ 4,071,495     $18,438,276     $ 2,356,641
                                                  ===========     ===========     ===========     ===========
Intangible assets not subject to amortization
     Goodwill                                     $   812,366     $        --     $   812,366     $        --
                                                  ===========     ===========     ===========     ===========

The Company amortizes a domain name over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts and customer cable lists over their useful estimated lives ranging from two to five years. The Company is amortizing the right of entry contracts over their estimated useful lives ranging from 36 to 73 months. Debt issuance costs are amortized over the life of the loan of approximately three years using the straight-line method, which approximates the interest method.

Amortization of intangible assets was $849,730 and $969,185 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, amortization of intangible assets was $1,714,854 and $1,163,648, respectively. Amortization of debt issuance costs of $98,011, is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and 2010 is $3,459,762,
$3,217,718, $3,036,976, $2,986,738, $2,895,384 and $1,070,429, respectively. The weighted average remaining life of the intangibles is 5.5 years with right of entry average life of 6.0 years and customer cable lists of 2.6 years.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

Pursuant to APB No. 25 and related interpretations, $0 and $99,774 of compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, $0 and $212,415 of compensation cost has been recognized. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's loss attributable to common stockholders and basic and diluted loss per common share would have increased to the following pro forma amounts for the three and six months ended June 30:

                                                    Three months     Three months     Six months       Six months
                                                       ended             ended           ended            ended
                                                   June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                   -------------    -------------    -------------    -------------
Loss attributable to common stockholders            $(1,965,988)     $(1,846,747)     $(5,480,280)     $(3,426,265)
Pro forma loss attributable to common shares        $(2,050,813)     $(2,212,473)     $(5,865,199)     $(3,921,299)

Basic and diluted loss attributable to
   common shareholders:
   As reported                                      $      (.07)     $     (0.08)     $      (.20)     $      (.16)
   Pro forma loss attributable to common shares     $      (.07)     $     (0.10)     $      (.21)     $      (.19)

Stock-based compensation:
   As reported                                      $         0      $    99,774      $         0      $   212,415
   Pro forma                                        $    84,825      $   365,726      $   384,919      $   495,034

In determining the compensation cost of the options granted during the three and six months ended June 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                           Three months      Three months        Six months       Six months
                                               ended             ended              ended           ended
                                           June 30, 2005     June 30, 2004      June 30, 2005   June 30, 2004
                                           -------------     -------------      -------------   -------------
Risk-free interest rate                        3.75%             3.50%              3.57%            3.50%
Expected life of options granted             10 Years          10 Years           10 years         10 years
Expected volatility range                      208%              184%               211%             184%
Expected dividend yield                         0%                0%                 0%               0%

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

    Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three and six months ended June 30, 2005 and 2004 were anti-dilutive.

    Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Management believes that the Company has two operating segments: 1) MCS, which acts as a principal in billing voice, data and cable revenues to subscribers; and 2) MDU, Inc. which collects net revenue from DirecTV.

    Reclassifications

Certain accounts in the prior quarters' consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current quarter consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity.

    Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

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

--------------------------------------------------------------------------------
NOTE 3 - Business Acquisitions
--------------------------------------------------------------------------------

On January 1, 2004, the Company entered into a stock purchase agreement with URON, Inc. (URON) to purchase all of the outstanding capital stock of URON for a total purchase price of 350,000 shares of the Company's common stock to be issued in installments as follows: a) 180,000 shares issued at closing, b) 170,000 shares held in escrow. The common shares were valued at fair market value on the date of agreement which was $1.31 per share for a purchase price of $458,500. The terms of the escrow are as follows: 50,000 shares to be released upon URON providing the Company with documentation satisfactory to the Company of a release from a certain vendor or any related entity of all liabilities incurred to a certain vendor by URON; 120,000 shares to be released in 40,000 share increments upon the Company's receipt of distributable gross profits, generated by certain customers, in increments of $75,000 cash. The escrow shall be terminated 24 months after the date of the agreement and any shares not released will be rescinded to the Company. The Company must register all shares issued within one year from the date of issuance. The reason for the purchase of URON is to continue to expand the Company's services related to voice, data, and video services. The purchase price of $458,500 was allocated to customer list of $453,930 and property and equipment of $4,570. The customer list will be amortized over its estimated useful lives of two years and the property and equipment for fifteen months. At June 30, 2005 and December 31, 2004, the Company was not obligated to issue any of the contingent shares of common stock.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

On July 9, 2004, Multiband (the Company) completed its acquisition, which had an acquisition date of June 1, 2004, of the outstanding membership interests of Rainbow Satellite Group, LLC (Rainbow), a provider of Satellite television services to multi dwelling units, for approximately 7.5 million dollars, two million of which was paid for in Multiband Preferred Stock, valued at $2.00 per share on a conversion formula to Multiband common stock, one million dollars of which was paid for in cash and the balance in promissory notes due by January 2005. In December 2004, these notes were extended to May 31, 2005 and paid off in full as of that date. Included in the purchase price is $321,850 related to a finders fee. These notes are collateralized by Rainbow assets and bear interest at the prime rate. In connection with the debt extension, the Company issued 75,000 two year warrants with an exercise price of $1.35 valued at $68,652 using the Black Scholes pricing model. The stock value was a negotiated price between the Buyer and Seller. In the event Multiband defaults in the payment of said promissory notes, the former owners of Rainbow have certain rights to repurchase the aforementioned membership interests for 20% less than any sums Multiband has paid prior to the date of the default. The consideration paid was based on the Company's analysis of likely future net incomes to be generated over a six year period by the acquired Company. The cash was provided by funds Multiband had previously raised in a private placement. The aforementioned purchase price is subject to adjustment pursuant to the parties agreement if the number of Rainbow subscribers increases or decreases as of an adjustment date. The assets were acquired from the members/owners of Rainbow. Prior to the transaction, there was no material relationship between the owners of sellers and the Company. With this acquisition, the Company acquired over 16,000 video subscribers which are primarily located in California, Colorado, Texas, Florida, Illinois and New York.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

On August 9, 2004, Multiband Corporation (the Company) completed its acquisition of certain assets of 21st Century Satellite Communications, Inc. (21st Century) for $1,080,754, $333,333 of which was paid for in Company stock, valued at $1.60 per share, $250,000 of which was paid for in cash and the balance in equipment lease payments due by August 2007. The stock value was a negotiated price between the Buyer and Seller. The consideration paid was based on the Company's analysis of the value of the acquired video equipment and related video subscribers totaling approximately 5,000. The cash was provided by funds Multiband had previously raised in a private placement. In connection with the acquisition, the Company incurred a $125,000 finder's fee which was partially paid for in Company stock, valued at $1.42 for a total of $31,250, and the remaining $93,750 was paid in cash by December 31, 2004.

Effective April 1, 2005, the Company purchased certain video assets (equipment and video subscribers) from Ultravision, Inc. for $287,050 cash including a finder's fee of $12,050.

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

         The following unaudited pro forma condensed results of operations for the three and six months ended June 30, 2005 and 2004 give effect to the acquisition of MDU, Rainbow, and 21st Century as if such transactions had occurred on January 1, 2004.

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

         The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations.

                                                        2005              2005             2004              2004
                                                    Consolidated       Pro Forma        Consolidated       Pro Forma
                                                     as reported       Disclosed        as reported        Disclosed
                                                    ------------      ------------      ------------      ------------
Three months ended June 30, 2005 and 2004
Revenues                                            $  4,183,606      $  5,187,466      $  2,911,261      $  3,748,339

Loss from continuing operations                       (1,419,246)       (1,438,471)       (1,271,611)       (1,252,345)

Income (loss) from discontinued operations               122,892           122,892          (179,863)         (179,863)

Net loss                                            $ (1,296,354)     $ (1,315,579)     $ (1,451,474)     $ (1,432,208)

Basic and diluted loss per share:
   Loss from continuing operations                  $       (.05)     $       (.05)     $       (.06)     $       (.05)
   Loss from discontinued operations                $       (.00)     $       (.00)     $       (.00)     $       (.01)
   Net loss                                         $       (.05)     $       (.05)     $       (.06)     $       (.06)

Weighted average shares outstanding - basic and
diluted                                               28,634,502        28,634,502        22,689,301        22,689,301

                                                        2005               2005             2004             2004
                                                    Consolidated        Pro Forma       Consolidated       Pro Forma
                                                     as reported        Disclosed        as reported       Disclosed
                                                    ------------        ----------      ------------      ------------
Six months ended June 30, 2005 and 2004
Revenues                                            $  7,890,482        11,861,857      $  3,673,916      $  6,708,234

Loss from continuing operations                       (3,561,186)       (3,417,285)       (2,314,788)       (2,278,876)

Loss from discontinued operations                       (318,376)         (318,376)         (653,551)         (653,551)

Net loss                                            $ (3,879,562)       (3,735,661)     $ (2,968,339)     $ (2,968,239)

Basic and diluted loss per share:
   Loss from continuing operations                  $       (.13)     $       (.12)     $       (.11)     $       (.11)
   Loss from discontinued operations                $       (.01)     $       (.01)     $       (.03)     $       (.03)
   Net loss                                         $       (.14)     $       (.13)     $       (.14)     $       (.14)

Weighted average shares outstanding - basic and
diluted                                               27,929,454        27,929,454        20,984,967        20,984,967

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

The unaudited pro forma results of operations for the three and six months ended June 30, 2005 and 2004 as a result of the SBC, Florida Cable and Ultravision acquisitions of video subscribers and video equipment is not material to the historical financial statements.

--------------------------------------------------------------------------------
NOTE 4 - Stockholder Equity
--------------------------------------------------------------------------------

Stock warrants activity is as follows for the six months ended June 30, 2005:

                                                 Number of Warrants     Weighted - Average Exercise Price
                                                 ------------------     ---------------------------------
Outstanding, December 31, 2004                        11,795,641                     1.64
      Granted                                          8,882,723                     1.70
      Exercised                                          (33,066)                     .91
      Cancelled                                       (1,611,219)                    1.80
                                                    ------------                   ------
Outstanding, June 30, 2005                            19,034,079                     1.66
                                                    ============                   ======

The warrants granted during the six months ended June 30, 2005 were for common and preferred stock purchased and for services rendered.

--------------------------------------------------------------------------------
NOTE 5 - Accrued Liabilities
--------------------------------------------------------------------------------

Accrued liabilities consisted of the following:

                                                    June 30, 2005   December 31, 2004
                                                    -------------   -----------------
Payroll and related taxes                             $  320,387       $  389,394
Accrued preferred stock dividends                     $  975,858       $  415,120
Accrued liability-vendor charge backs                 $1,347,673       $1,901,972
Other                                                 $  398,538       $  323,538
                                                      ----------       ----------
Total                                                 $3,042,456       $3,030,024
                                                      ==========       ==========

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

--------------------------------------------------------------------------------
NOTE 6 - Business Segments
--------------------------------------------------------------------------------

The Company has the following business segments. Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. The MDU segment represents results as the master service operator for DirecTV. The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers. The discontinued operations segment includes the Multiband Business Services segment which was sold effective after the close of business March 31, 2005 (see note 9).

Segment disclosures are as follows:

                                        Multiband                                          Discontinued
                                          Corp.              MDU              MCS           Operations          Total
                                      ------------      ------------     ------------      ------------     ------------
Three months ended June 30, 2005:
   Revenues                           $         --      $  2,102,459     $  2,081,147      $         --     $  4,183,606
   Income (loss) from operations        (1,058,495)        1,029,527       (1,390,278)               --       (1,419,246)
   Identifiable assets                   8,072,968         8,807,922       12,072,166                --       28,953,056
   Depreciation and amortization            63,927           401,079          753,861                --        1,218,867
   Capital expenditures                      5,429                --          268,486                --          273,915

                                        Multiband                                          Discontinued
                                          Corp.              MDU              MCS           Operations          Total
                                      ------------      ------------     ------------      ------------     ------------
Three months ended June 30, 2004:
   Revenues                           $         --      $  1,875,664     $  1,035,597      $         --     $  2,911,261
   Income (loss) from operations          (859,186)          124,351         (536,776)               --       (1,271,611)
   Identifiable assets                   4,322,547        10,271,773       10,943,051         4,977,005       30,514,376
   Depreciation and amortization           389,663           400,495          360,519                --        1,150,677
   Capital expenditures                         --                --          128,947            71,807          200,754

                                        Multiband                                          Discontinued
                                          Corp.              MDU              MCS           Operations          Total
                                      ------------      ------------     ------------      ------------     ------------
Six months ended June 30, 2005:
   Revenues                           $                 $  4,013,963     $  3,876,519      $         --        7,890,482
   Income (loss) from operations        (2,280,292)        1,339,296       (2,620,190)               --       (3,561,186)
   Identifiable assets                   8,072,968         8,807,922       12,072,166                --       28,953,056
   Depreciation and amortization            71,771           802,158        1,493,805                --        2,367,734
   Capital expenditures                      5,429                --          371,278            38,358          415,065

                                        Multiband                                          Discontinued
                                          Corp.              MDU              MCS           Operations          Total
                                      ------------      ------------     ------------      ------------     ------------
Six months ended June 30, 2004:
   Revenues                           $         --         1,875,664        1,798,252      $         --        3,673,916
   Income (loss) from operations        (1,544,148)          124,351         (894,991)               --       (2,314,788)
   Identifiable assets                   4,322,547        10,271,773       10,943,051         4,977,005       30,514,376
   Depreciation and amortization           520,294           400,495          582,133                --        1,502,922
   Capital expenditures                      6,690                --          135,082            98,641          240,413

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system. Depreciation and amortization above does not include depreciation and amortization related to discontinued operations. The cash flow statements presentation of depreciation and amortization includes the depreciation and amortization from discontinued operations.

--------------------------------------------------------------------------------
NOTE 7 - Commitments and Contingencies
--------------------------------------------------------------------------------

Legal Proceedings

The Company, in June 2005, settled its legal action with Private Investor's Equity Group (PIEG). The terms of the settlement require Multiband to pay PIEG $150,000 over an eleven month period and issue PIEG 33,334 shares of restricted Multiband common stock. The shares were valued at $36,000 using the market value on the settlement date. As of June 30, 2005, with the exclusion of the aforementioned PIEG matter, Multiband was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

The Company is involved in legal actions in the ordinary course of its business. Management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's consolidated financial position, results of operations, or cash flows.

Significant Relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated May 22, 2003. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company's DirecTV agreement would have a material adverse impact on the Company's on-going operations. Revenues generated from DirecTV were 50.3 % and 50.9% of total revenues for the three and six months ended June 30, 2005, respectively. Revenues generated from DirecTV for the three and six months ended June 30, 2004 were 64.4% and 51.0% of total revenues.

--------------------------------------------------------------------------------
NOTE 8 - Related Party
--------------------------------------------------------------------------------

The Company, during the six months ended June 30, 2005 received payment for accounts receivable of approximately $131,000 from companies that are associated with a board director. In addition, the Company had accounts receivable outstanding from these companies of approximately $9,000, and $140,000 at June 30, 2005, and December 31, 2004, respectively.

--------------------------------------------------------------------------------
NOTE 9 -Sale of Multiband Business Services segment
--------------------------------------------------------------------------------

After the close of business on March 31, 2005, the Company completed the sale of certain assets and liabilities relating to its Multiband Business Services (MBS, a/k/a Corporate Technologies USA) division. The buyer was North Central Equity, LLC ("Buyer").

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

In conjunction with the sale, the Company reduced its indebtedness to Convergent Capital by $2,000,000 since part of the collateral of this note payable relates to the assets sold. This $2,000,000 was borrowed back from Convergent in the 2nd quarter of fiscal 2005. The gain on sale of MBS business services segment is as follows:

Sale Price
      Cash proceeds                                                   $1,682,184
      Note receivable, net of reserve of $178,948                        339,051
      Assumed liabilities                                                349,817
                                                                      ----------
             Total sale price, net of reserve of $178,948              2,371,052

Assets sold
      Inventory, net of reserve                                        1,045,110
      Property and equipment                                              52,351
                                                                      ----------
             Net assets sold                                           1,097,461

Less costs and expenses
      Broker's fee                                                       132,500
      Sublease for one year at no charge                                 500,000
      Additional free rent related to inventory adjustment               500,000
      Legal and accounting costs                                          37,600
                                                                      ----------
             Total costs                                               1,170,100
                                                                      ----------
       Net gain on sale                                               $  103,491
                                                                      ==========

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

The following are condensed statements of operations of the discontinued operations for the three and six months ended June 30:

                                                Three Months Ended June 30,        Six Months Ended June 30,
                                               ----------------------------      ----------------------------
             Statement of Operations              2005             2004              2005             2004
                                               -----------      -----------      -----------      -----------
Revenues                                       $    14,052      $ 4,997,608      $ 3,698,927      $ 9,982,426
Cost of sales                                      (11,117)       3,733,614        2,701,664        7,672,328
Selling, general and administrative               (106,903)       1,255,069        1,307,502        2,562,190
Depreciation and amortization                           --           92,778           56,188          206,868
                                               -----------      -----------      -----------      -----------
Income (loss) from operations                      132,072          (83,853)        (366,427)        (458,960)
Other income (expense)                              (9,180)         (96,010)         (55,440)        (194,591)
                                               -----------      -----------      -----------      -----------
Net income (loss)                                  122,892         (179,863)        (421,867)        (653,551)
Gain on sale                                            --               --          103,491               --
                                               -----------      -----------      -----------      -----------
Income (loss) from discontinued operations     $   122,892      $  (179,863)     $  (318,376)     $  (659,273)
                                               ===========      ===========      ===========      ===========

The Company has recorded $1 million in deferred rent liability in relation to the sale of the MBS business segment. This liability is amortized over the 24 month term of the sublease. Amortization has been netted with rent expense and the resulting income of $29,197 is included in other income (expense) for the three and six months ended June 30, 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OUR COMPANY

         Multiband Corporation (Multiband), (f/k/a Vicom, Incorporated), is a Minnesota corporation formed in September 1975. Multiband has two operating segments: 1) Multiband Consumer Services (MCS, legally known as Multiband Subscriber Services, Inc.), which encompasses the subsidiary corporations, Multiband USA, Inc., URON, Inc., and Rainbow Satellite Group, LLC; and 2) Minnesota Digital Universe, Inc. (MDU)

         Multiband completed an initial public offering in June 1984. In November 1992, Multiband became a non-reporting company under the Securities Exchange Act of 1934. In July 2000, Multiband regained its reporting company status. In December, 2000, Multiband stock began trading on the NASDAQ stock exchange under the symbol VICM. In July 2004, the symbol was changed to MBND concurrent with the Company's name change from Vicom, Incorporated to Multiband Corporation.

         Multiband's website is located at: www.multibandusa.com.

         From its inception until December 31, 1998, Multiband operated as a telephone interconnect company only. Effective December 31, 1998, Multiband acquired the assets of the Midwest region of Enstar Networking Corporation
(ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, Multiband to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate
Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective April 1, 2005. All references to financial information and descriptions of business in this registration have been revised to reflect only our continuing operations and all references to our now discontinued Multiband Business Services have been eliminated. MCS segment began in February 2000. MCS, the Company's continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004 the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004 the Company also purchased the stock of Minnesota Digital Universe, Inc., (MDU segment) which made the Company the largest master service operator in MDU's for DirecTV satellite television in the United States.

At August 15, 2005, MCS had 36,268 subscriptions for its services (1,424 voice subscriptions, 30,792 video subscriptions and 4,052 internet subscriptions). At August 15, 2005, MDU had approximately 72,000 video subscriptions managed through its network of system operators. The Company provides its services to approximately 20 mobile home parks in Florida. Due to the seasonal residency of the mobile home parks, the Company's revenues generated from the mobile home parks decreased by approximately 53% between the first and second quarters of 2005. The Company anticipates regaining these subscriptions during the winter months. However, there is no guarantee these subscriptions will be recovered.

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                         DOLLAR AMOUNTS AS A                  DOLLAR AMOUNTS AS A
                                                                        PERCENTAGE OF REVENUES              PERCENTAGE OF REVENUES
                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  --------------------------------    ------------------------------
                                                                  June 30, 2005      June 30, 2004    June 30, 2005    June 30, 2004
                                                                    (unaudited)       (unaudited)      (unaudited)       (unaudited)
                                                                  ------------------------------------------------------------------
REVENUES                                                                100%              100%             100%             100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and             40.7%             58.9%            45.4%            57.8%
amortization shown below)

SELLING, GENERAL & ADMINISTRATIVE                                      56.8%             39.1%            57.3%            53.5%
DEPRECIATION & AMORTIZATION                                            29.1%             39.5%            30.0%            40.9%

LOSS FROM OPERATIONS                                                  -26.6%            -37.5%           -32.7%           -52.2%
INTEREST EXPENSE & OTHER, NET                                          -7.2%             -6.2%           -12.4%           -10.8%
LOSS FROM CONTINUING OPERATIONS                                       -33.8%            -43.7%           -45.1%           -63.0%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                              2.9%             -6.2%            -4.0%           -17.7%
NET LOSS                                                              -30.9%            -49.9%           -49.1%           -80.7%

RESULTS OF OPERATIONS

Revenues

         Company revenues increased 43.7% to $4,183,606 for the quarter ended June 30, 2005 as compared to $2,911,261 for the quarter ended June 30, 2004. This increase is primarily due to the acquisition of video subscribers throughout 2004.

         Revenues in the second quarter of fiscal 2005 for the MCS segment increased 100.9 % to $2,081,147 as compared to $1,035,597 in the second quarter of fiscal 2004. This increase is primarily due to the acquisition of video subscribers throughout 2004.

Revenues in the second quarter of 2005 for the MDU segment increased 12.3% to $2,102,459 as compared to $1,875,664 in the second quarter of fiscal 2004. This increase is primarily due to an increase in managed subscribers during the period combined with price increases enacted by DirecTV in 2005 which led to increased residual revenues (payments received as a result of recurring monthly revenues) for MDU during the quarter versus the prior year's quarter. These increased residual revenues for the second quarter of 2005 were material enough to offset lower revenues for one-time activation fees during the second quarter of 2005 which declined versus the prior period in 2004 due to DirecTV's reduction in the payment amount per activation.

         Revenues for the six month period ended June 30, 2005 increased 114.8% to $7,890,482 from $3,673,916 for the same period in 2004. Again, this revenue increase is primarily due to the acquisition of video subscribers throughout 2004 and DirecTV price increases.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, exclusive of depreciation and amortization, decreased slightly to $1,703,517 for the quarter ended June 30, 2005 as compared to $1,712,280 for the similar quarter last year.

Costs of products and services for the MCS segment for the quarter were $1,209,389 compared to $539,436 in the same quarter last year, a 124.1% increase. This increase in costs of services is directly related to a material increase in revenues.

Costs of products and services for the MDU segment for the quarter were $494,128 compared to $1,172,844 in the same quarter last year, a 57.7% decrease. This reduction in costs reflects reduced payments to system operators for activation fees and a decrease of $554,299 in accrued liabilities for vendor chargebacks.

For the six month period ended June 30, 2005, costs of products and services, exclusive of depreciation and amortization were $3,583,025 compared to $2,123,242 in the prior year. This overall increase in costs of products and services over the prior year resulted primarily from an increase in overall revenues.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased 109.0% to $2,377,575 in the quarter ended June 30, 2005, compared to $1,137,780 in the prior year quarter. This increase is primarily a result of increased personnel expenses related to the acquisition of video subscribers throughout 2004 and resulting subscriber growth. Selling, general and administrative expenses were, as a percentage of revenues, 56.8% for the quarter ended June 30, 2005 and 39.1% for the similar period a year ago.

         For the six month period ended June 30, 2005, these expenses increased 130.1% to $4,524,487 as compared to $1,965,933 for the six months ended June 30, 2004. As a percentage of revenue, selling, general and administrative expenses are 57.3% for the six month period ended June 30, 2005 as compared to 53.5% for the same period in 2004.

Interest Expense

         Interest expense was $373,013 for the quarter ended June 30, 2005, versus $188,986 for the similar period a year ago, reflecting an increase in the Company's debt and original issue discount expense. Amortization of original issue discount was $164,882 and $159,199 for the three months ended June 30, 2005 and 2004.

         Interest expense was $1,058,714 for the six months ended June 30, 2005 and $418,320 for the same period last year. Amortization of original issue discount was $664,980 for the six months ended June 30, 2005 and $348,178 for the same period last year.

Income(loss) from Operations

         The Company, in the second quarter of 2005, incurred a loss from operations for its combined operating business segments of $1,419,246 versus a loss of $1,271,611 during the prior year's period. Loss from operations from said segments was $3,561,186 during the first six months of 2005 versus $2,314,788 during the same period in 2004. The MDU segment showed a profit from operations of $1,029,527 during the second quarter of 2005 and $1,339,296 for the six months ended June 30, 2005 versus profits of $124,351 for the three and six months ended June 30, 2004. For the second quarter of 2005, the MCS segment showed a loss from operations of $1,390,278 versus a loss of $536,776 for the prior year period. For the six months ended June 30, 2005, the MCS segment showed a loss from operations of $2,620,190 versus a loss of $894,991 for the prior year period. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $1,058,495 for the three months ended June 30, 2005 and $2,280,292 for the six months ended June 30, 2005 versus losses of $859,186 and $1,544,148 for the same period last year.

Net Loss

         In the second quarter of fiscal 2005, the Company incurred a net loss of $1,296,354 compared to a net loss of $1,451,474 for the second fiscal quarter of 2004. For the six months ended June 30, 2005, the Company recorded a net loss of $3,879,562 as compared to $2,968,339 for the six months ended June 30, 2004.

Liquidity and Capital Resources

         During the six months ended June 30, 2005 and 2004, the Company recorded a net loss of $3,879,562 and $2,968,339, respectively. We had negative cash flows from operating activities of $2,842,499 and $1,517,424 during the period ended June 30, 2005 and 2004, respectively. Reduction of accounts payables and accrued liabilities and retirement of a wholesale line of credit totaled $2,613,829 for the period ended June 30, 2005. Management believes that over the next 12 months there will be no significant reduction in accounts payable or the wholesale line of credit which had a zero balance at June 30, 2005.

         Cash and cash equivalents totaled $5,407,000 at June 30, 2005 versus $726,553 at December 31, 2004. Available working capital, for the six months ended June 30, 2005 increased significantly compared to December 31, 2004 primarily due to the 10 million dollar sale of Class I preferred stock. Short term debts were reduced in the six months ended June 30, 2005 as the Company continued to retire financing debt and debt related to acquisitions. Long term debt increased two million dollars as the Company re-borrowed two million dollars from Convergent Capital under an existing debt facility. The Company had a material decrease in both accounts receivables and accounts payable for the period ended June 30, 2005 reflecting the sale and wind down of the Multiband business services segment. Net cash flows from investing activities totaled $770,844 for the period ended June 30, 2005.

         The Company continues to experience  significant growth,  primarily due
to  increased   subscriber  related  recurring  revenues  acquired  via  various transactions previously mentioned herein.

         Management of Multiband believes that, for the near future, cash on hand, as of June 30, 2005, is adequate to meet the anticipated liquidity and capital resource requirements of its business for the next 12 months.

Capital Expenditures

         The Company used $415,065 for capital expenditures during the six months ended June 30, 2005, as compared to $240,413 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use. We estimate capitalized expenditures for the remainder of 2005 will be approximately $300,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvement. At June 30, 2005, the Company had net property and equipment of $4,075,534, which represents approximately 14% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the three and six months ended June 30, 2005 and 2004, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three and six months ended June 30, 2005 and 2004, the Company did not record any impairment losses related to goodwill.

Amortization of Intangible Assets

The Company amortizes a domain name over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts and customer cable lists, on an average, over their useful estimated lives ranging from two to five years. The Company is amortizing the right of entry contracts, on an average, over their estimated useful lives ranging from 36 to 73 months.

ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

         Multiband is subject to interest rate variations related to its note payable with Laurus Master Fund, Ltd. The Laurus note payable has interest tied to the prime lending rate.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company, in the second quarter of 2005, settled its legal action with Private Investor's Equity Group (PIEG) which was brought in the third quarter of 2004. The terms of the settlement require Multiband to pay PIEG $150,000 over an eleven month period and issue PIEG 33,334 shares of restricted Multiband common stock. The shares were valued at $36,000 using the fair market value on the settlement date. As of June 30, 2005, with the exclusion of the aforementioned PIEG matter, Multiband was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

ITEM 6.  EXHIBITS

      (a)   Exhibits

            31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

            31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

            32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350.

            32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MULTIBAND CORPORATION
                             Registrant
Date: August 22, 2005        By:

                                                /s/ James L. Mandel
                                              Chief Executive Officer

Date: August 22, 2005       By:
                                                 /s/ Steven M. Bell
                                              Chief Executive Officer
                                    (Principal Financial and Accounting Officer)