Form 10-Q/A
period 2005-03-31
MULTIBAND CORP
filed 2005-09-01
CIK 732412

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-Q/A2

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended
                                                              ------------------
                                                         March 31,            March 31,
                                                           2005                 2004
                                                       ------------         ------------
                                                        (unaudited)          (unaudited)
REVENUES                                               $  3,706,876         $    762,655
COSTS AND EXPENSES
     Cost of products and services (exclusive of
     depreciation and amortization                        1,872,268              410,962
      shown separately below)
     Selling, general and administrative                  2,146,912              828,153
     Depreciation and amortization                        1,148,867              352,245
                                                       ------------         ------------
          Total Costs and Expenses                        5,168,047            1,591,360
                                                       ------------         ------------
LOSS FROM OPERATIONS                                     (1,468,411)            (828,705)
                                                       ------------         ------------
OTHER EXPENSE
     Interest expense                                      (685,701)            (229,334)
     Other Income (expense)                                   4,932               14,863
                                                       ------------         ------------
     Total Other Expense                                   (680,769)            (214,471)
                                                       ------------         ------------
LOSS FROM CONTINUING OPERATIONS                          (2,141,940)          (1,043,176)

LOSS FROM DISCONTINUED OPERATIONS                          (441,268)            (473,688)

NET LOSS                                                 (2,583,208)          (1,516,864)
Preferred Stock Dividends                                   931,084               62,653
                                                       ------------         ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS               $ (3,514,292)        $ (1,579,517)
                                                       ============         ============
BASIC AND DILUTED LOSS PER COMMON SHARE:
     LOSS FROM CONTINUING OPERATIONS                           (.08)                (.05)
     LOSS FROM DISCONTINUED OPERATIONS                         (.01)                (.03)
     NET LOSS                                                  (.09)                (.08)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                       (.13)                (.08)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC
  AND DILUTED                                            27,216,574           19,280,632

            See notes to condensed consolidated financial statements

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
                                                                                     March 31, 2005  December 31, 2004
                                                                                       (unaudited)       (audited)
-------------------------------------------------------------------------------------------------------------------------
                                       ASSETS
-------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
-------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                          $  5,928,109     $    726,553
-------------------------------------------------------------------------------------------------------------------------
   Certificate of deposit                                                                  650,000          650,000
-------------------------------------------------------------------------------------------------------------------------
   Accounts receivable, net                                                              3,298,786        2,783,774
-------------------------------------------------------------------------------------------------------------------------
   Inventories                                                                             234,052          231,993
-------------------------------------------------------------------------------------------------------------------------
   Current assets of discontinued operations                                                    --          634,307
-------------------------------------------------------------------------------------------------------------------------
   Note receivable, net                                                                    339,051               --
-------------------------------------------------------------------------------------------------------------------------
   Other Current Assets                                                                    208,586          146,334
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                              10,658,584        5,172,961
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                              4,203,454        4,372,474
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
-------------------------------------------------------------------------------------------------------------------------
   Goodwill                                                                                812,366          812,366
-------------------------------------------------------------------------------------------------------------------------
   Intangible assets, net                                                               15,601,701       16,081,635
-------------------------------------------------------------------------------------------------------------------------
   Other assets of discontinued operations                                                       0           47,975
-------------------------------------------------------------------------------------------------------------------------
   Other assets                                                                            145,397          146,301
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER ASSETS                                                               16,559,464       17,088,277
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $ 31,421,502     $ 26,633,712
                                                                                      ============     ============
-------------------------------------------------------------------------------------------------------------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
-------------------------------------------------------------------------------------------------------------------------
   Checks issued in excess of cash in bank                                            $    235,352     $    234,348
-------------------------------------------------------------------------------------------------------------------------
   Short-term debt                                                                       2,186,099        4,481,099
-------------------------------------------------------------------------------------------------------------------------
   Wholesale line of credit                                                                     --          926,201
-------------------------------------------------------------------------------------------------------------------------
   Current portion of long-term debt                                                     1,429,450        1,524,527
-------------------------------------------------------------------------------------------------------------------------
   Current portion of note payable, stockholder                                             32,837           84,801
-------------------------------------------------------------------------------------------------------------------------
   Current portion of capital lease obligations                                            202,355          201,530
-------------------------------------------------------------------------------------------------------------------------
   Accounts payable                                                                      2,410,006        2,561,611
-------------------------------------------------------------------------------------------------------------------------
   Accrued liabilities                                                                   3,304,055        3,030,024
-------------------------------------------------------------------------------------------------------------------------
   Contingent liability                                                                    222,700          222,700
-------------------------------------------------------------------------------------------------------------------------
   Customer deposits                                                                       325,125           59,875
-------------------------------------------------------------------------------------------------------------------------
   Current liabilities of discontinued operations                                          545,381          370,921
-------------------------------------------------------------------------------------------------------------------------
   Deferred subscription revenue                                                           512,200          406,738
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                         11,405,560       14,104,375
-------------------------------------------------------------------------------------------------------------------------
LONG-TERM LIABILITIES
-------------------------------------------------------------------------------------------------------------------------
    Long-term debt, net                                                                  1,481,754        3,498,657
-------------------------------------------------------------------------------------------------------------------------
    Capital lease obligations, net of current portion                                      453,344          481,249
-------------------------------------------------------------------------------------------------------------------------
    Long-term liabilities of discontinued operations                                       500,000               --
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                             13,840,658       18,084,281
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Cumulative convertible preferred stock, no par value:
-------------------------------------------------------------------------------------------------------------------------
   8% Class A (27,931 shares issued and outstanding, $293,276  liquidation
preference)                                                                                419,752          419,752
-------------------------------------------------------------------------------------------------------------------------
  10% Class B (8,680  and 8,700 shares issued and outstanding, $91,140 and $91,350
liquidation  preference)                                                                    61,800           62,000
-------------------------------------------------------------------------------------------------------------------------
  10% Class C (125,340 and 125,400 shares issued and outstanding, $1,253,480 and
$1,254,000 liquidation preference                                                        1,610,505        1,611,105
-------------------------------------------------------------------------------------------------------------------------
  10% Class F (150,000 shares issues and outstanding, $1,500,000 liquidation
preference)                                                                              1,500,000        1,500,000
-------------------------------------------------------------------------------------------------------------------------
   8% Class G (45,245  shares issued and outstanding, $452,450  liquidation
preference)                                                                                179,897          179,897
-------------------------------------------------------------------------------------------------------------------------
  6% Class H (4.77 and 11.5 shares issued and outstanding, $477,000 and $1,150,000
liquidation preference)                                                                          0                0
-------------------------------------------------------------------------------------------------------------------------
  Variable rate Class I (100,000 shares issued and outstanding , $10,000,000
liquidation preference)                                                                          0                0
-------------------------------------------------------------------------------------------------------------------------
  Common stock, no par value (28,344,304 and 25,784,490 shares issued;
  28,342,300 and 25,781,818 shares outstanding)                                         18,020,929       16,888,291
-------------------------------------------------------------------------------------------------------------------------
  Stock subscriptions receivable                                                          (324,865)        (391,264)
-------------------------------------------------------------------------------------------------------------------------
   Options and warrants                                                                 44,528,600       32,985,983
-------------------------------------------------------------------------------------------------------------------------
   Unamortized compensation                                                               (196,873)          (1,724)
-------------------------------------------------------------------------------------------------------------------------
   Accumulated deficit                                                                 (48,218,901)     (44,704,609)
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                              17,580,844        8,549,431
                                                                                      ------------     ------------
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 31,421,502     $ 26,633,712
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

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (Unaudited)

-----------------------------------------------------------------------------------------------------------------------
                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
-----------------------------------------------------------------------------------------------------------------------
                                                                                           2005             2004
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------
   Net loss                                                                            $ (2,583,208)    $ (1,516,864)
-----------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash flows from operating activities
-----------------------------------------------------------------------------------------------------------------------
      Depreciation and amortization                                                       1,273,112          363,327
-----------------------------------------------------------------------------------------------------------------------
      Amortization of deferred compensation                                                  17,761          112,641
-----------------------------------------------------------------------------------------------------------------------
      Amortization of original issue discount                                               500,098          188,979
-----------------------------------------------------------------------------------------------------------------------
      Gain on sale of business segment                                                     (103,491)              --
-----------------------------------------------------------------------------------------------------------------------
      Common stock issued for services                                                       19,200           19,887
-----------------------------------------------------------------------------------------------------------------------
        Accounts receivable, net                                                           (515,012)        (385,460)
-----------------------------------------------------------------------------------------------------------------------
        Inventories                                                                        (323,069)          22,599
-----------------------------------------------------------------------------------------------------------------------
        Other current assets                                                                (62,252)         (10,028)
-----------------------------------------------------------------------------------------------------------------------
        Other assets                                                                             --          (37,171)
-----------------------------------------------------------------------------------------------------------------------
        Wholesale line of credit                                                           (926,201)         477,411
-----------------------------------------------------------------------------------------------------------------------
        Accounts payable and accrued liabilities                                           (288,664)        (459,736)
-----------------------------------------------------------------------------------------------------------------------
        Deferred service obligations and revenue                                             73,564           17,028
-----------------------------------------------------------------------------------------------------------------------
        Customer deposits                                                                   265,249               --
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
           Net cash flows from operating activities                                      (2,652,913)      (1,207,387)
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------
   Purchases of property and equipment                                                     (141,150)         (39,659)
-----------------------------------------------------------------------------------------------------------------------
   Purchases of intangible asset                                                           (120,000)              --
-----------------------------------------------------------------------------------------------------------------------
   Purchase of Ultravision                                                                 (287,050)              --
-----------------------------------------------------------------------------------------------------------------------
   Proceeds from sale of business segment                                                 1,682,184               --
-----------------------------------------------------------------------------------------------------------------------
   Proceeds from sale of property and equipment                                                  --              151
-----------------------------------------------------------------------------------------------------------------------
   Collections on notes receivable                                                               --            3,000
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
           Net cash flows from investing activities                                       1,133,984          (36,508)
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------
   Checks issued in excess of cash in bank                                                    1,003           (4,623)
-----------------------------------------------------------------------------------------------------------------------
   Payments on short-term debt                                                           (2,295,000)              --
-----------------------------------------------------------------------------------------------------------------------
   Payments on long-term debt                                                            (2,064,077)         (31,867)
-----------------------------------------------------------------------------------------------------------------------
   Payments on capital lease obligations                                                    (27,079)         (19,723)
-----------------------------------------------------------------------------------------------------------------------
   Payments on note payable to stockholder                                                  (51,964)          (9,735)
-----------------------------------------------------------------------------------------------------------------------
   Proceeds from issuance of stock and warrants                                          11,116,458               --
-----------------------------------------------------------------------------------------------------------------------
   Payments received on stock subscriptions receivable                                       66,399               --
-----------------------------------------------------------------------------------------------------------------------
   Redemption of preferred stock                                                               (800)               0
-----------------------------------------------------------------------------------------------------------------------
   Preferred stock dividends                                                                (24,455)         (33,524)
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
           Net cash flows from financing activities                                       6,720,485          (99,472)
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          5,201,556       (1,343,367)
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
-----------------------------------------------------------------------------------------------------------------------
   Beginning of period                                                                      726,553        2,945,960
-----------------------------------------------------------------------------------------------------------------------
   End of period                                                                          5,928,109        1,602,593
                                                                                       ------------     ------------
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-----------------------------------------------------------------------------------------------------------------------
   Cash paid for interest, net of amortization of original issue discount                   255,060          128,405
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------
   Note receivable recorded on sale of discontinued operations                              339,051               --
-----------------------------------------------------------------------------------------------------------------------
   Issuance of common stock for acquisition of assets                                             0          274,800
-----------------------------------------------------------------------------------------------------------------------
   Conversion of preferred stock into common stock                                          673,335                0
-----------------------------------------------------------------------------------------------------------------------
   Current liabilities converted to stock                                                    10,603           36,223
-----------------------------------------------------------------------------------------------------------------------
   Conversion of notes payable into common stock                                            548,001          190,000
-----------------------------------------------------------------------------------------------------------------------
   Conversion of dividend into common stock                                                  94,748                0
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

The Company earns revenues from six sources: 1) Video and computer technology products which are sold but not installed, 2) Voice, video and data communication products which are sold and installed, 3) Service revenues related to communication products which are sold and both installed and not installed 4) Multiband user charges to multiple dwelling units 5) Voice, data, and video revenue directly generated by the Company as a principal to subscribers, and 6) DirecTV master service operator revenue earned primarily through the activation of and residual fees on video programming services.

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
                                        ===========     ===========        ===========    ===========

         The Company amortizes a domain name acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts and customer cable lists, over their useful estimated lives ranging from two to five years. The Company is amortizing the right of entry contracts, over their estimated useful lives ranging from 36 to 73 months. Debt issuance costs are amortized over the life of the loan of approximately three years using the straight-line method which approximates the interest method.

Amortization of intangible assets was $865,123, and $91,454 for the three months ended March 31, 2005 and 2004, respectively. Amortization of debt issuance costs of $65,312 is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and 2010 is $3,297,005, $3,047,921, $2,974,281, $2,908,666, $2,817,297 and
$1,036,464, respectively. The weighted average remaining life of the intangibles is 5.5 years with right of entry average life of 6.0 years and customer cable lists of 2.6 years.

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

                     MULTIBAND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


--------------------------------------------------------------------------------
NOTE 5 - Accrued Liabilities
--------------------------------------------------------------------------------

                                                 March 31, 2005        December 31, 2004
                                                 --------------        -----------------
Payroll and related taxes                          $   424,892            $   389,394
Accrued preferred stock dividends                  $   580,926            $   415,120
Accrued liability-vendor charge backs              $ 1,901,972            $ 1,901,972
Other                                              $   396,265            $   323,538
                                                   -----------            -----------
Total                                              $ 3,304,055            $ 3,030,024
                                                   ===========            ===========

--------------------------------------------------------------------------------
NOTE 6 - Business Segments
--------------------------------------------------------------------------------

The Company has the following business segments. Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. The MDU segment represents results as the master service operator for DirecTV. The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers. The discontinued operations segment includes the Multiband Business Services segment which was sold subsequent to year-end (see
Note 9).

Segment disclosures are as follows:

                                            Multiband                                  Discontinued
                                              Corp.           MDU           MCS         Operations        Total
                                           -----------    -----------   -----------    ------------   -----------
Three months ended March 31, 2005:
  Revenues                                 $        --      1,828,559     1,878,317    $         --   $ 3,706,876
  Income (loss) from oerations              (1,221,797)       258,832    (1,178,975)             --    (2,141,940
  Identifiable assets                        9,653,316      9,377,707    12,390,479              --    31,421,502
  Depreciation and amortization                  7,843        401,079       739,945              --     1,148,867
  Capital expenditures                              --             --       102,792              --       141,150

                                            Multiband                                  Discontinued
                                              Corp.           MDU           MCS         Operations        Total
                                           -----------    -----------   -----------    ------------   -----------
Three months ended March 31, 2004:
  Revenues                                 $        --             --   $   762,655    $         --   $   762,655
  Income (loss) from oerations                (459,823)            --      (583,353)             --    (1,043,176)
  Identifiable assets                        7,928,115             --     3,511,975       1,676,535    13,116,625
  Depreciation and amortization                 17,979             --       345,348              --       363,327
  Capital expenditures                          28,769             --         6,135           4,755        39,659

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

--------------------------------------------------------------------------------
NOTE 8 - Related Party
--------------------------------------------------------------------------------

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

In conjunction with the sale, the Company reduced its indebtedness to Convergent Capital $2,000,000 since part of the collateral of this note payable relates to the assets sold. Estimated gain on sale of MBS Business:

Sale Price
----------
      Cash proceeds                                           $1,682,184
      Note receivable, net of reserve of $178,948                339,051
      Assumed liabilities                                        349,817
                                                              ----------
             Total sale price, net of reserve
               of $178,948                                     2,371,052
 Assets sold
 -----------
      Inventory, net of reserve                                1,045,110
      Property and equipment                                      52,351
                                                              ----------
             Net assets sold                                   1,097,461
Less costs and expenses
-----------------------
      Broker's fee                                               132,500
      Sublease for one year at no charge                         500,000
      Additional free rent related to inventory adjustment       500,000
      Legal and accounting costs                                  37,600
                                                              ----------
             Total costs                                       1,170,100
                                                              ----------
       Net gain on sale                                       $  103,491
                                                              ==========

The following are condensed statements of operations of the discontinued operations for the three months ended March 31:

         Statement of Operations                  2005                2004
                                           -----------         -----------
Revenues                                   $ 3,815,681         $ 4,984,818
Cost of sales                                2,843,587           3,937,886
Selling, general and administrative          1,105,808           1,307,121
Depreciation and amortization                   56,188             114,090
Income (loss) from operations                 (189,902)           (374,279)

Other income (expense)                        (354,855)            (99,409)
                                           -----------         -----------
Net Loss                                   $  (544,757)        $  (473,688)
Gain on Sale                                   103,491                  --
                                           -----------         -----------
Loss From Discontinued Operations             (441,268)           (473,688)
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
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Revenues

         Revenues in the first quarter of fiscal 2005 for MCS increased 135.4% to $1,795,371 as compared to $762,655 in the first quarter of fiscal 2004. This increase is primarily due to the acquisition of video subscribers throughout 2004.

         The MDU segment had revenues of $1,911,505 in the first quarter of 2005 and no revenues in the first quarter of 2004. The Company purchased MDU Inc. in the second quarter of 2004.


Cost of Products and Services (exclusive of depreciation and amortization)

         The Company's cost of products and services (exclusive of depreciation and amortization) increased 355.6% or $1,461,306 to $1,872,268 for the quarter ended March 31, 2005 as compared to $410,962 for the similar quarter last year. This increase is primarily due to the acquisition of video subscribers throughout 2004.

         Costs of products and sevices for the MCS segment for the quarter were $905,726 compared to $410,962 in the same quarter last year, a 120.4% increase. The increase is due to the increase in revenues.

         Costs of products and services for the MDU segment were $966,542 and $0 for the first quarter of 2005 and 2004, respectively.

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

Amortization of Intangible Assets

         The Company amortizes a domain name acquired during the year ended December 31, 2001 over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts and customer cable lists, on the average, over their useful estimated lives ranging from two to five years. The Company is amortizing the right of entry contracts, on an average, over their estimated useful lives ranging from 36 to 73 months. Debt issuance costs are amortized over the life of the loan of approximately three years using the straight-line method which approximates the interest method.

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

ITEM 6.  EXHIBITS

      (a)   Exhibits

            31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

            31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

            32    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section  1350.   Certification  of  Chief  Financial   Officer
                  pursuant to 18 U.S.C. Section 1350.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MULTIBAND CORPORATION
                            Registrant
Date: September 1, 2005     By:

                                             /s/ James L. Mandel
                                           Chief Executive Officer
Date: September 1, 2005     By:

                                                /s/ Steven M. Bell
                                             Chief Executive Officer
                                   (Principal Financial and Accounting Officer)