Form 10-Q
period 2005-09-30
MULTIBAND CORP
filed 2005-11-21
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDING September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes  ☐   No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No ☒

On November 9, 2005 there were 31,209,860 shares outstanding of the registrant's common stock, par value $.01 per share, and 446,938 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2005 (unaudited)	September 30, 2004 (unaudited)	September 30, 2005 (unaudited)	September 30, 2004 (unaudited)

REVENUES	$4,257,660	$3,918,342	$12,148,142	$7,592,258

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	2,303,357	1,937,644	5,886,382	4,060,886
Selling, general and administrative	2,453,410	1,871,764	6,977,897	3,837,697
Depreciation and amortization	1,255,188	1,048,031	3,622,922	2,550,953
Total Costs and Expenses	6,011,955	4,857,439	16,487,201	10,449,536

LOSS FROM OPERATIONS	(1,754,295)	(939,097)	(4,339,059)	(2,857,278)

OTHER EXPENSE
Interest expense	(536,000)	(254,314)	(1,594,714)	(672,634)
Other income (expense)	77,737	(4,192)	160,029	17,521
Total Other Expense	(458,263)	(258,506)	(1,434,685)	(655,113)

LOSS FROM CONTINUING OPERATIONS	(2,212,558)	(1,197,603)	(5,773,744)	(3,512,391)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	248,249	(653,989)	(70,127)	(1,307,540)

NET LOSS	(1,964,309)	(1,851,592)	(5,843,871)	(4,819,931)

Preferred Stock Dividends	(1,364,180)	(83,714)	(2,964,898)	(541,640)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,328,489)	$(1,935,306)	$(8,808,769)	$(5,361,571)

BASIC AND DILUTED - LOSS PER COMMON SHARE
Loss from continuing operations	(.08)	(.05)	(.21)	(.16)
Income (Loss) from discontinued operations	.01	(.02)	(.00)	(.05)
Net Loss	(.07)	(.07)	(.21)	(.21)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(.11)	(.08)	(.31)	(.24)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	29,352,257	25,480,077	28,408,934	22,494,250

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$3,383,326	$726,553
Certificate of deposit	650,000	650,000
Accounts receivable, net	2,194,768	2,783,774
Inventories	219,871	231,993
Current assets of discontinued operations	—	634,307
Current portion of notes receivable	411,504	—
Other current assets	325,128	146,334
TOTAL CURRENT ASSETS	7,184,597	5,172,961
PROPERTY AND EQUIPMENT, NET	5,385,939	4,372,474

OTHER ASSETS
Goodwill	1,154,871	812,366
Intangible assets, net	14,636,237	16,081,635
Other assets of discontinued operations	—	47,975
Notes receivable, net of current portion	63,996	—
Other assets	132,465	146,301
TOTAL OTHER ASSETS	15,987,569	17,088,277
TOTAL ASSETS	$28,558,105	$26,633,712

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$79,585	$234,348
Short-term debt	333,334	4,481,099
Wholesale line of credit	—	926,201
Current portion of long-term debt	990,370	1,524,527
Current portion of note payable, stockholder	32,837	84,801
Current portion of capital lease obligations	223,335	201,530
Accounts payable	1,955,697	2,561,611
Accrued liabilities	3,514,372	3,030,024
Contingent liability	222,700	222,700
Customer deposits	60,170	59,875
Current liabilities of discontinued operations	500,000	370,921
Deferred subscription revenue	623,630	406,738
TOTAL CURRENT LIABILITIES	8,536,030	14,104,375

LONG-TERM LIABILITIES
Long-term debt, net	3,653,786	3,498,657
Capital lease obligations, net of current portion	488,789	481,249
Long term liabilities of discontinued operations	250,000	—
TOTAL LIABILITIES	12,928,605	18,084,281
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (27,931 shares issued and outstanding, $293,276 liquidation preference)	419,752	419,752
10% Class B (8,550 and 8,700 shares issued and outstanding, $89,775 and $91,350 liquidation preference)	60,500	62,000
10% Class C (125,210 and 125,400 shares issued and outstanding, $1,252,100 and $1,254,000 liquidation preference)	1,609,205	1,611,105
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (45,245 shares issued and outstanding, $452,450 liquidation preference)	179,897	179,897
6% Class H (2.0 and 11.5 shares issued and outstanding, $200,000 and $1,150,000 liquidation preference)	—	—
Variable rate Class I (90,000 and 0 shares issued and outstanding , $9,000,000 and $0 liquidation preference)	—	—
Common stock, no par value (30,988,618 and 25,784,490 shares issued; 30,988,618 and 25,781,818 shares outstanding)	21,243,680	16,888,291
Stock subscriptions receivable	(319,864)	(391,264)
Options and warrants	44,541,771	32,985,983
Unamortized compensation	(92,063)	(1,724)
Accumulated deficit	(53,513,378)	(44,704,609)
TOTAL STOCKHOLDERS’ EQUITY	15,629,500	8,549,431
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,558,105	$26,633,712

See notes to condensed consolidated financial statements.

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	(5,843,871)	$(4,819,931)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	3,896,131	2,344,853
Amortization of deferred compensation	128,354	212,935
Amortization of original issue discount	913,339	541,873
Gain on sale of segment	(253,356)	—
Common stock issued for services	20,580	291,220
Warrants issued for services	6,256	—
Impairment of goodwill	—	527,879
Loss (gain) on sale of property and equipment	(94,277)	26,217
Reduction of note payable in connection with reimbursement of seller expenses	—	(273,900)
Changes in operating assets and liabilities:
Accounts receivable, net	574,006	(2,134,902)
Inventories	(189,220)	610,119
Other current assets	113,991	17,987
Other assets	5,000	(87,135)
Wholesale line of credit	(1,000,987)	93,045
Accounts payable and accrued liabilities	(1,336,387)	620,817
Deferred subscription revenue	184,995	98,133
Liabilities of discontinued operations	(250,000)	—
Customer deposits	295	—
Net cash flows from operating activities	(3,125,151)	(1,930,790)

INVESTING ACTIVITIES
Purchases of property and equipment	(698,269)	(483,810)
Purchase of intangible assets	(209,225)	—
Purchase of Dinamo Entertainment, LLC	(726,525)	—
Purchase of Ultravision	(287,050)	—
Purchase of Satellite Broadcasting Corporation	(200,000)	(187,424)
Purchase of Minnesota Digital Universe, Inc.	—	(1,100,000)
Purchase of Rainbow Satellite Group, LLC	—	(1,000,000)
Purchase of 21st Century Satellite Communication, Inc.	—	(250,000)
Proceeds from sale of business segment	1,682,184	—
Proceeds from sale of property and equipment	91,500	649
Collections on notes receivable	—	3,172
Net cash flows from investing activities	(347,385)	(3,017,413)
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	(154,760)	(74,068)
Payments on short-term debt	(4,147,765)	—
Payments on long-term debt	(2,456,305)	(1,215,788)
Payments on capital lease obligations	(137,040)	(63,066)
Payments on note payable to stockholder	(51,964)	(19,598)
Payments for debt issuance costs	(25,000)	—
Proceeds from issuance of long term debt	2,000,000	750,021
Proceeds from issuance of stock and warrants	11,084,783	2,888,836
Payments received on stock subscriptions receivable	66,399	—
Redemption of common stock	—	(62,975)
Redemption of preferred stock	(3,400)	—
Exercise of warrants	6,960	390,279
Preferred stock dividends	(52,599)	(125,513)
Net cash flows from financing activities	6,129,309	2,468,128
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,656,773	(2,480,075)
CASH AND CASH EQUIVALENTS
Beginning of period	726,553	2,945,960
End of period	3,383,326	465,885
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amortization of original issue discount	658,429	447,548
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable recorded on sale of discontinued operations	400,000	—
Issuance of common stock for acquisition of assets, MBUSA and URON	—	274,800
Conversion of preferred stock and accrued dividends into common stock	1,834,001	776,500
Current liabilities converted to common stock	93,297	136,581
Conversion of notes payable into common stock	1,436,062	510,908
Conversion of dividend into common stock	185,045	78,591
Note receivable recorded on sale of intangibles to Satellite Broadcasting Corporation	75,500	—
Capital lease obligation entered into as part of the purchase of intangibles from Satellite Broadcasting Corporation	105,000	—
Issuance of common stock for purchase of SBC intangibles	105,000	—
Note payable issued in relation to acquisition of Dinamo Entertainment, LLC	600,000	—
Common stock issued in relation to acquisition of Dinamo Entertainment, LLC	702,500	—
Issuance of common stock for acquisition of 21st Century	—	364,583
Issuance of preferred stock and notes payable for acquisition of assets - Rainbow	—	6,519,999
Purchase of property and equipment as a reduction of accounts receivable	—	40,714
Capitalized construction costs in accrued expenses	—	20,000
Issuance of common stock of $3,850,000 and notes payable of $2,750,000 for acquisition of assets - MDU	—	6,600,000
Capital lease assumed in acquisition of equipment from 21st Century	—	416,666
Common stock issued in lieu of cash for deferred financing costs	36,000	—
Common stock issued in lieu of cash for other current assets	218,000	—
Warrants issued for deferred compensation	213,120	—
Issuance of accrued liabilities for debt issuance costs	125,000	—

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2005 and 2004, the Company incurred net losses of $5,843,871 and $4,819,931 respectively. At September 30, 2005, the Company had an accumulated deficit of $53,513,378. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. On February 3, 2005, the Company completed a $10 million private placement of the Company’s Series I Convertible Preferred Stock which includes $520,000 of offering costs. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Principles of Consolidation

The consolidated financial statements include the accounts of Multiband Corporation (MB) and its wholly owned subsidiaries, Corporate Technologies, USA, Inc. (CTU), URON, Inc., Minnesota Digital, Inc. (MDU), Rainbow Satellite Group, LLC (Rainbow) and Multiband Subscriber Services, Inc. (Multiband) which provides voice, data and video services to residential multi-dwelling units. In February 2003, the Company formed a 50% owned subsidiary, Multiband USA, Inc. (MB USA), with Pace Electronics, Inc. (PACE) a video wholesaler, this subsidiary provides the same services as Multiband. On January 1, 2004, the Company purchased the 50% PACE interest in Multiband USA. All significant intercompany transactions and balances have been eliminated in consolidation.

On January 1, 2004, the Company merged Multiband into CTU. On April 1, 2005, the continuing operations of CTU terminated (see Note 9.)

Discontinued Operations

During the first quarter of 2005, the Company sold certain assets and transferred certain liabilities related to its Multiband Business Services (a/k/a CTU). The Company began discussions and efforts to sell these assets in the fourth quarter of 2004. These assets met the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, the Company reclassified the previously reported financial results to exclude the results of the Multiband Business Services (CTU) and these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled “Discontinued Operations”. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 9). Based on the discussions and efforts to sell these assets, the Company determined, based on the final purchase price which was arrived at in the first quarter of 2005, it was required to take an impairment charge to the goodwill of the Multiband Business Services division. As a result, an impairment charge related to goodwill of $2,221,000 was recorded in the fourth quarter of 2004.

Revenues and Cost Recognition

The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue (included in discontinued operations) as products are shipped based on FOB shipping point terms when title passes to customers.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Customer contract for both the purchase and installation of voice and data networking technology products and certain video technologies products on one sales agreement, as installation of the product is essential to the functionality of the product. Revenue is recognized when the products are delivered and installed and the customer has accepted the terms and has the ability to fulfill the terms. This revenue has been included with discontinued operations.

Substantially all of the service revenue the Company had in the past was part of the business segment, Multiband Business Services, which was sold effective after business hours on March 31, 2005. Service revenues for continuing operations accounted for less than 10% of total revenues for the three and nine months ended September 30, 2005 and 2004.

Revenue generated from activation on video programming services is earned in the month of activation. According to the Company's agreement with DirecTV, in the event that a customer cancels within the first 12 months of service, DirecTV has the right to chargeback the Company for a portion of the activation fees received. In accordance with Securities Exchange Commission SAB 104, the Company has estimated the potential charge back of commissions received on activation fees during the past 12 months based on historical percentages of customer cancellations and has included that amount as a reduction of revenue. Residual income is earned as services are provided by DirecTV through its system operators. As a master system operator for DirecTV, the Company earns a fixed percentage based on net cash received by DirecTV for recurring monthly services and a variable amount depending on the number of activations in a given month. The Company’s master system operator contract with DirecTV also permits the Company to earn revenues through its control of other system operators who are unable to provide DirecTV video programming services without the Company’s performance.

The Company has determined that the accounting policies for income recognition described above were in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. EITF No. 99-19 employs multi-factor tests to determine whether amounts charged to customers in respect of certain expenses incurred should be included in revenues or netted against such expenses.

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

Goodwill and Other Intangible Assets

Impairment of Goodwill
We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill related to continuing operations was $1,154,871 and $812,366 at September 30, 2005 and December 31, 2004, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Components of intangible assets are as follows:

	September 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Domain name	$83,750	$68,395	$83,750	$55,833
Access contracts	60,000	48,333	60,000	33,333
Debt issuance costs	499,837	251,675	313,837	47,214
Right of entry	17,376,709	4,083,988	17,226,759	1,933,294
Customer cable lists	1,608,469	540,137	753,930	286,967
Total	$19,628,765	$4,992,528	$18,438,276	$2,356,641
Intangible assets not subject to amortization
Goodwill	$1,154,871	$—	$812,366	$—

The increase in goodwill is due to $350,000 of goodwill related to the purchase of Dinamo and a decrease in goodwill related to Rainbow for certain subscribers sold to SBC (Note 3).

The Company amortizes a domain name over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts and customer cable lists, over their useful estimated lives ranging from two to five years. The Company is amortizing the right of entry contracts, over their estimated useful lives ranging from 36 to 120 months. Debt issuance costs are amortized over the life of the loan of approximately three years using the straight-line method, which approximates the interest method.

Amortization of intangible assets was $934,205 and $810,097 for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, amortization of intangible assets was $2,649,059 and $1,489,242, respectively. Amortization of debt issuance costs of $204,461 for the nine months ended September 30, 2005 is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and 2010 is $3,554,233, $3,373,110, $3,138,314, $3,018,715, $2,893,146 and $1,101,336 respectively. The weighted average remaining life of the intangibles is 4.2 years with right of entry average life of 5.9 years and customer cable lists of 4.3 years.

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to employees are recorded at fair value, as required by SFAS No. 123 "Accounting for Stock-Based Compensation," (SFAS No. 123), using the Black Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, "Accounting for Stock-Based Compensation."

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Pursuant to APB No. 25 and related interpretations, $0 and $15,488 of compensation cost has been recognized in the accompanying consolidated statements of operations for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, $0 and $212,935 of compensation cost has been recognized. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s loss attributable to common stockholders and basic and diluted loss per common share would have increased to the following pro forma amounts for the three and nine months ended September 30:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30,2005	Nine months ended September 30, 2004

Loss attributable to common stockholders	(3,328,489)	(1,935,306)	(8,808,769)	(5,361,571)
Pro forma loss attributable to common shares	(3,361,016)	(1,965,794)	(9,226,215)	(5,887,093)

Basic and diluted loss attributable to common shareholders:
As reported	(.11)	(.08)	(.31)	(.24)
Pro forma loss attributable to common shares	(.11)	(.08)	(.32)	(.26)

Stock-based compensation:
As reported	—	15,448	—	212,935
Pro forma	32,527	30,488	417,446	525,522

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004

Risk-free interest rate	4.12%	3.50%	3.75%	3.50%
Expected life of options granted	10 Years	10 Years	10 Years	10 Years
Expected volatility range	211%	184%	207%	184%
Expected dividend yield	0%	0%	0%	0%

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three and nine months ended September 30, 2005 and 2004 were anti-dilutive.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

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

Recent Accounting Pronouncement

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which focuses primarily on accounting for transactions in which an entity obtains employee services in share-base payment transactions. This statement replaces SFAS No. 124, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Beginning with the quarterly period that begins January 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards. As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R for the year ending December 31, 2006 is estimated to be approximately $673,000 based on the value of the options outstanding as of September 30, 2005 that will vest during 2006. This estimate does not include any expenses for options that may be granted and vested during the fourth quarter 2005 and the year ended December 31, 2006.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 3 - Business Acquisitions

On January 1, 2004, the Company entered into a stock purchase agreement with URON, Inc. (URON) to purchase all of the outstanding capital stock of URON for a total purchase price of 350,000 shares of the Company’s common stock to be issued in installments as follows: a) 180,000 shares issued at closing, b) 170,000 shares held in escrow. The common shares were valued at fair market value on the date of agreement which was $1.31 per share for a purchase price of $458,500. The terms of the escrow are as follows: 50,000 shares to be released upon URON providing the Company with documentation satisfactory to the Company of a release from a certain vendor or any related entity of all liabilities incurred to a certain vendor by URON; 120,000 shares to be released in 40,000 share increments upon the Company’s receipt of distributable gross profits, generated by certain customers, in increments of $75,000 cash. The escrow shall be terminated 24 months after the date of the agreement and any shares not released will be rescinded to the Company. The Company must register all shares issued within one year from the date of issuance. The reason for the purchase of URON is to continue to expand the Company’s services related to voice, data, and video services. The purchase price of $458,500 was allocated to customer list of $453,930 and property and equipment of $4,570. The customer list will be amortized over its estimated useful lives of two years and the property and equipment for fifteen months. At September 30, 2005 and December 31, 2004, the Company was not obligated to issue any of the contingent shares of common stock.

In April 2004, the Company purchased certain assets consisting of data and video subscribers and systems from Satellite Broadcasting Corporation and affiliates (SBC). The total purchase price for said assets was approximately $679,200.

On April 2, 2004, the Company completed its acquisition of Minnesota Digital Universe, Inc. (MDU) for approximately 7.7 million dollars, half of which was paid for in Multiband Corporation common stock, valued at $1.75 per share, ($3,850,000), $1.1 million paid in cash and the balance in promissory notes due by January 2005. Included in the purchase price is $700,000 related to a finder’s fee. In December 2004, the notes with an outstanding balance of $990,000 were extended through May 2005; with $200,000 of the outstanding note balance being extended to July 2006. These notes are unsecured and bear no interest. The stock value was a negotiated price between the Seller and the Buyer. The consideration paid was based on the Company’s analysis of likely future net income to be generated over a six year period by the acquired company. The cash was provided by funds the Company had previously raised in a private placement. The assets were acquired from Pace Electronics. Prior to the transaction, there was no material relationship between the owners of MDU and the Company other than the fact that Pace Electronics previously owned a 50% interest in a Company subsidiary, Multiband USA, Inc., which Multiband bought out the remaining 50% of ownership from Pace Electronics in January 2004 for 30,000 shares of the Company’s common stock valued at $39,000.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

On July 9, 2004, the Company completed its acquisition, which had an acquisition date of June 1, 2004, of the outstanding membership interests of Rainbow Satellite Group, LLC (Rainbow), a provider of Satellite television services to multi-dwelling units, for approximately 7.5 million dollars, two million of which was paid for in Multiband Preferred Stock, valued at $2.00 per share on a conversion formula to Multiband common stock, one million dollars of which was paid for in cash and the balance in promissory notes due by January 2005. In December 2004, these notes were extended to May 31, 2005 and paid off in full as of that date. These notes were collateralized by Rainbow assets and bore interest at the prime rate. In connection with the debt extension, the Company issued 75,000 two-year warrants with an exercise price of $1.35 valued at $68,652 using the Black Scholes pricing model. The value of the warrants was expensed over the extended term of the promissory note, which approximates the interest method. The total consideration paid was based on the Company’s analysis of likely future net incomes to be generated over a six year period by the acquired Company. The cash was provided by funds the Company had previously raised in a private placement and the stock value was a negotiated price between the buyer and seller. Included in the purchase price is $321,850 related to a finder’s fee. The assets were acquired from the members/owners of Rainbow. Prior to the transaction, there was no material relationship between the owners of sellers and the Company. With this acquisition, the Company acquired over 16,000 video subscribers which are primarily located in California, Colorado, Texas, Florida, Illinois and New York.

On August 9, 2004, the Company completed its acquisition of certain assets of 21st Century Satellite Communications, Inc. (21st Century) for $1,080,754, $333,333 of which was paid for in Company stock, valued at $1.60 per share, $250,000 of which was paid for in cash and the balance in equipment lease payments due by August 2007. The stock value was a negotiated price between the Buyer and Seller. The consideration paid was based on the Company’s analysis of the value of the acquired video equipment and related video subscribers totaling approximately 5,000. The cash was provided by funds Multiband had previously raised in a private placement. In connection with the acquisition, the Company incurred a $125,000 finder’s fee which was partially paid for in Company stock, valued at $1.42 for a total of $31,250, and the remaining $93,750 was paid in cash by December 31, 2004.

On August 26, 2005, the Company completed its acquisition of certain assets of Dinamo Entertainment, Inc. for $2,074,225, $652,500 of which was paid for in Company common stock, valued at $1.50 per share (as negotiated between buyer and seller), $475,000 of which was paid for in cash, and the remaining balance of $600,000 as a note payable to the former owner payable in monthly payments of $14,091 including interest at 6% with a balloon payment of $317,933 due in November 2007. The note is collateralized by the sellers assets acquired as part of the purchase. The Company also assumed debt of $170,200 of which $75,000 in cash was paid at closing and 40,000 shares of Company common stock was issued at fair market value of $50,000 to the debtor. The Company assumed monthly payments on the remaining $45,200 balance outstanding related to leased equipment. The Company has agreed to repurchase the 40,000 shares one year from closing if the fair market value in the 5 consecutive trading days immediately subsequent to the one year period falls below $1.25. In connection with the acquisition, the Company incurred a $176,525 finder’s fee paid in cash at closing. The consideration paid was based on the Company’s analysis of the value of the acquired video equipment and related video subscribers totaling about 3,000.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

With these acquisitions, the Company substantially increased its subscriber base.

	MDU	Rainbow	21st Century	Dinamo
Allocation of Purchase Price:

Total Cash/Stock/Notes Payable Consideration	$7,000,000	$7,219,999	$987,000	$1,727,500
Add: Transaction Costs	726,550	361,850	93,754	176,525
Add: Liabilities assumed	2,030,373	319,921	—	170,200
Total Consideration	9,756,923	7,901,770	1,080,754	2,074,225
Less: Cash and accounts receivable	59,044	—	—	—
Less: Tangible assets	—	773,000	372,420	1,450,000
Less: Goodwill	—	800,000	—	350,000
Intangible assets	$9,697,879	$6,328,770	$708,334	$274,225

Goodwill was recorded on the Rainbow transaction based on a six year future projection of cash flows which indicated that those future cash flows would not equal or exceed total consideration paid for all intangible Rainbow assets. The goodwill is deductible for tax purposes. Goodwill of $350,000 was recorded on the Dinamo transaction based on a goodwill figure negotiated between the Company and the Seller which is contained within the asset acquisition agreement.

Effective April 1, 2005, the Company purchased certain video assets (equipment and video subscribers) from Ultravision, Inc. for $287,050 cash including a finder’s fee of $12,050.

Effective September 30, 2005, the Company sold certain video subscriber assets located in Ohio, Oklahoma and Texas to Satellite Broadcasting Corporation (SBC). The Company sold 152 video subscribers for $167,000; $91,500 in cash and the balance in a three year note. Terms of this note include variable monthly payments at 7% with a balloon payment in October 2008. Effective the same date, the Company purchased approximately 550 video subscribers in Minnesota from SBC for a total purchase price of $420,125, paid as follows: $200,000 cash at closing; $105,000 in Company common stock valued at $1.50 per share (as negotiated by buyer and seller); and the assumption of a capital lease obligation. Terms of this capital lease obligation include monthly payments of $3,223 including interest at 7% through November 2008 and is collateralized by assets purchased. Included in the purchase price is $10,125 related to a finder’s fee.

The following unaudited pro forma condensed results of operations for the three and nine months ended September 30, 2005 and 2004 give effect to the acquisition of MDU, Rainbow, and 21st Century as if such transactions had occurred on January 1, 2004.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

	2005	2005	2004	2004
	Consolidated as reported	Pro Forma Disclosed	Consolidated as reported	Pro Forma Disclosed
Three months ended September 30, 2005 and 2004
Revenues	$4,257,660	$4,257,660	$3,918,342	$3,984,174

Loss from continuing operations	(2,212,558)	(2,212,558)	(1,197,603)	(1,197,897)

Income (loss) from discontinued operations	248,249	248,249	(653,989)	(653,989)

Net loss	$(1,964,309)	$(1,964,309)	$(1,851,592)	$(1,851,886)

Basic and diluted loss per share:
Loss from continuing operations	$(.08)	$(.08)	$(.05)	$(.05)
Income (loss) from discontinued operations	$.01	$.01	$(.02)	$(.02)
Net loss	$(.07)	$(.07)	$(.07)	$(.07)

Weighted average shares outstanding - basic and diluted	29,352,257	29,352,257	25,480,077	25,480,077

	2005	2005	2004	2004
	Consolidated as reported	Pro Forma Disclosed	Consolidated as reported	Pro Forma Disclosed
Nine months ended September 30, 2005 and 2004
Revenues	$12,148,142	$12,148,142	$7,592,258	$11,087,407

Loss from continuing operations	(5,773,744)	(5,773,744)	(3,512,391)	(3,478,538)

Loss from discontinued operations	(70,127)	(70,127)	(1,307,540)	(1,307,540)

Net loss	$(5,843,871)	$(5,843,871)	$(4,819,931)	$(4,821,889)

Basic and diluted loss per share:
Loss from continuing operations	$(.21)	$(.21)	$(.16)	$(.16)
Loss from discontinued operations	$(.00)	$(.00)	$(.05)	$(.05)
Net loss	$(.21)	$(.21)	$(.21)	$(.21)

Weighted average shares outstanding - basic and diluted	28,408,934	28,408,934	22,494,250	22,494,250

The unaudited pro forma results of operations for the three and nine months ended September 30, 2005 and 2004 as a result of the SBC, Florida Cable, Ultravision, and Dinamo acquisitions of video subscribers and video equipment is not material to the historical financial statements.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 4 - Stockholder Equity

Stock warrants activity is as follows for the nine months ended September 30, 2005:

	Number of Warrants	Weighted - Average Exercise Price
Outstanding, December 31, 2004	11,795,641	1.64
Granted	8,887,273	1.70
Exercised	(33,066)	.91
Cancelled	(1,621,219)	1.80
Outstanding, September 30, 2005	19,028,629	1.66

The warrants granted during the nine months ended September 30, 2005 were for common and preferred stock purchased and for services rendered and to be rendered.

The warrants issued for services to be rendered were recorded as deferred compensation at fair value as determined under the Black Scholes pricing model $213,120 and will be amortized as an expense over the period the services are rendered of one year.

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2005	December 31, 2004
Payroll and related taxes	$337,982	$389,394
Accrued preferred stock dividends	1,353,461	415,120
Accrued liability-vendor charge backs	1,347,673	1,901,972
Other	475,256	323,538
Total	$3,514,372	$3,030,024

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 6 - Business Segments

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

Segment disclosures are as follows:

	Multiband Corp.	MDU	MCS	Discontinued Operations	Total

Three months ended September 30, 2005:
Revenues	0	2,091,442	2,166,218	0	4,257,660
Income (loss) from continuing operations	(1,315,992)	475,511	(1,372,077)	0	(2,212,558)
Identifiable assets	5,980,426	8,807,015	13,770,664	0	28,558,105
Depreciation and amortization	71,360	401,079	782,749	0	1,255,188
Capital expenditures	20,707	0	258,015	4,482	283,204

	Multiband Corp.	MDU	MCS	Discontinued Operations	Total

Three months ended September 30, 2004:
Revenues	0	2,122,375	1,795,967	0	3,918,342
Income (loss) from continuing operations	(651,907)	467,222	(1,012,918)	0	(1,197,603)
Identifiable assets	2,491,401	10,412,321	12,252,604	4,857,792	30,014,118
Depreciation and amortization	7,636	394,911	645,484	0	1,048,031
Capital expenditures	3,083	0	203,113	37,201	243,397

	Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Nine months ended September 30, 2005:
Revenues	0	6,105,405	6,042,737	0	12,148,142
Income (loss) from continuing operations	(3,599,284)	1,817,807	(3,992,267)	0	(5,773,744)
Identifiable assets	5,980,426	8,807,015	13,770,664	0	28,558,105
Depreciation and amortization	143,131	1,203,237	2,276,554	0	3,622,922
Capital expenditures	26,136	0	629,293	42,840	698,269

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

	Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Nine months ended September 30, 2004:
Revenues	0	3,998,039	3,594,219	0	7,592,258
Income (loss) from continuing operations	(2,196,055)	591,573	(1,907,909)	0	(3,512,391)
Identifiable assets	2,491,401	10,412,321	12,252,604	4,857,792	30,014,118
Depreciation and amortization	527,930	795,406	1,227,617	0	2,550,953
Capital expenditures	9,773	0	338,195	135,842	483,810

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system. Depreciation and amortization above does not include depreciation and amortization related to discontinued operations. The cash flow statements presentation of depreciation and amortization includes the depreciation and amortization from discontinued operations.

NOTE 7 - Commitments and Contingencies

Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business. Management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows.

Significant Relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August, 2005. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company's DirecTV agreement would have a material adverse impact on the Company's on-going operations.   Revenues generated from DirecTV were 49.1 % and 50.3% of total revenue or the three and nine months ended September 30, 2005, respectively. Revenues generated from DirecTV for the three and nine months ended September 30, 2004 were 54.2% and 52.6% of total revenues.

NOTE 8 - Related Party

The Company, during the nine months ended September 30, 2005 received payment for accounts receivable of approximately $131,000 from companies that are associated with a former board director. In addition, the Company had accounts receivable outstanding from these companies of approximately $9,000, and $140,000 at September 30, 2005, and December 31, 2004, respectively.

NOTE 9 -Sale of Multiband Business Services segment

After the close of business on March 31, 2005, the Company completed the sale of certain assets and liabilities relating to its Multiband Business Services (MBS, a/k/a Corporate Technologies USA) division. The buyer was North Central Equity LLC (“Buyer”).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

The original purchase price paid by the Buyer was $2,550,000 which consisted of $1,682,184 in cash at closing, $349,817 in assumed vacation pay and warranty liabilities, and the balance of $517,999 in the original note receivable at 7% interest due on December 31, 2005. The amount of the note receivable is subject to adjustment based on certain representations and warranties and estimated presale customer service obligations the Buyer assumed liability for in the purchase agreement. Due to the aforementioned representations and warranties and estimated liabilities, the Company, at the notes inception established a reserve of $178,948 against the collectibility of the note receivable. In November 2005, the note was paid by the buyer in the amount of $400,000 which included the net adjustment for the actual amount of presale customer service obligations. The Company’s gain on sale was increased $149,865 accordingly as of September 30, 2005 to reflect this prepayment and the resolution of estimated assumed liabilities.

In connection with the purchase agreement, the Company entered into an interim services agreement whereby the Buyer is able to sublease space at no charge at the Company’s Minneapolis and Fargo locations and obtain access to certain aspects of the Company’s information technology resources for one year. Services provided will be charged by either party at fair value and is estimated by management to be insignificant. In addition the services agreement is explicit that the Company has no control over the buyer’s operations. The buyer also receives additional free rent for a second year due to the results of a post closing inventory appraisal. In conjunction with the sale, the Company reduced its indebtedness to Convergent Capital by $2,000,000 since part of the collateral of this note payable relates to the assets sold. This $2,000,000 was borrowed back from Convergent in the 2nd quarter of fiscal 2005. The gain on sale of MBS business services segment is as follows:

Sale Price
Cash proceeds	$1,682,184
Note receivable	400,000
Assumed liabilities	438,868
Total sale price	2,521,052

Assets sold
Inventory, net of reserve	1,045,110
Property and equipment	52,351
Net assets sold	1,097,461

Less costs and expenses
Broker’s fee	122,500
Other selling expense	10,135
Sublease for one year at no charge	500,000
Additional free rent related to inventory adjustment	500,000
Legal and accounting costs	37,600
Total costs	1,170,235
Net gain on sale	$253,356

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

The following are condensed statements of operations of the discontinued operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine months ended September 30,
Statement of Operations	2005	2004	2005	2004
Revenues	$1,056	$5,123,926	$3,699,983	$15,106,352
Cost of sales	—	3,847,266	2,701,664	11,519,594
Selling, general and administrative	(97,328)	1,232,561	1,210,174	3,794,751
Depreciation and amortization	—	71,537	56,188	278,405
Impairment of goodwill	—	527,879	—	527,879
Income (loss) from operations	98,834	(555,317)	(268,043)	(1,014,277)
Other income (expense)	—	(98,672)	(55,440)	(293,263)
Net income (loss)	98,384	(653,989)	(323,483)	(1,307,540)
Gain on sale	149,865	—	253,356	—
Income (loss) from discontinued operations	$248,249	$(653,989)	$(70,127)	$(1,307,540)

The Company has recorded $1 million in deferred rent liability in relation to the sale of the MBS business segment. This liability is amortized over the 24 month term of the sublease. Amortization has been netted with rent expense and the resulting income of $29,197 and $58,394 is included in other income (expense) for the three and nine months ended September 30 2005.

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

Multiband completed an initial public offering in June 1984. In November 1992, Multiband became a non-reporting company under the Securities Exchange Act of 1934. In July 2000, Multiband regained its reporting company status. In December, 2000, Multiband stock began trading on the NASDAQ stock exchange under the symbol VICM. In July 2004, the symbol was changed to MBND concurrent with the Company’s name change from Vicom, Incorporated to Multiband Corporation.

Multiband’s website is located at: www.multibandusa.com.

From its inception until December 31, 1998, Multiband operated as a telephone interconnect company only. Effective December 31, 1998, Multiband acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, Multiband to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective April 1, 2005. All references to financial information and descriptions of business in this registration have been revised to reflect only our continuing operations and all references to our now discontinued Multiband Business Services have been eliminated. MCS segment began in February 2000. MCS, the Company’s continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc., (MDU segment) which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.

At September 30, 2005, MCS had 41,204 subscriptions for its services (1,573 voice subscriptions, 35,532 video subscriptions and 4,099 internet subscriptions). At September 30, 2005, MDU had approximately 72,000 video subscriptions managed through its network of system operators.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES		DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2005 (unaudited)	September 30, 2004(unaudited)	September 30, 2005 (unaudited)	September 30, 2004 (unaudited)

REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	54.1%	49.5%	48.5%	53.5%

SELLING, GENERAL & ADMINISTRATIVE	57.6%	47.8%	57.4%	50.6%

DEPRECIATION & AMORTIZATION	29.5%	26.7%	29.8%	33.6%

LOSS FROM OPERATIONS	-41.2%	-24.0%	-35.7%	-37.7%

INTEREST EXPENSE & OTHER, NET	-10.7%	-6.6%	-11.8%	-8.6%

LOSS FROM CONTINUING OPERATIONS	-51.9%	-30.6%	-47.5%	-46.3%

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	5.8%	-16.7%	-0.6%	-17.2%

NET LOSS	-46.1%	-47.3%	-48.1%	-63.5%

RESULTS OF OPERATIONS

Revenues

Company revenues increased 8.7% to $4,257,660 for the quarter ended September 30, 2005 as compared to $3,918,342 for the quarter ended September 30, 2004. This increase is primarily due to the acquisition of video subscribers throughout 2004.

Revenues in the third quarter of fiscal 2005 for the MCS segment increased 20.6% to $2,166,218 as compared to $1,795,967 in the third quarter of fiscal 2004. This increase is primarily due to the acquisition of video subscribers throughout 2004.

Revenues in the third quarter of 2005 for the MDU segment decreased slightly to $2,091,442 as compared to $2,122,375 in the third quarter of fiscal 2004. This relatively constant revenue number is primarily due to a static number of managed subscribers during the comparable periods.

Revenues for the nine month period ended September 30, 2005 increased 60.0% to $12,148,142 from $7,592,258 for the same period in 2004. Again, this revenue increase is primarily due to the acquisition of video subscribers throughout 2004 and DirecTV price increases which benefit the Company as it receives a percentage of the DirecTV revenue.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, exclusive of depreciation and amortization, increased to $2,303,357 for the quarter ended September 30, 2005 as compared to $1,937,644 for the similar quarter last year.

Costs of products and services for the MCS segment for the quarter were $1,234,466 compared to $865,264 in the same quarter last year, a 42.6% increase. This increase in costs of services is directly related to a material increase in revenues.

Costs of products and services for the MDU segment for the quarter were $1,068,891 compared to $1,072,380 in the same quarter last year, a 1.7% decrease. This decrease in costs reflects the slight decrease in revenues.

For the nine month period ended September 30, 2005, costs of products and services, exclusive of depreciation and amortization were $5,886,382 compared to $4,060,886 in the prior year. This overall increase in costs of products and services over the prior year resulted primarily from an increase in overall revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 31.1% to $2,453,410 in the quarter ended September 30, 2005, compared to $1,871,764 in the prior year quarter. Selling, general and administrative expenses were, as a percentage of revenues, 57.6% for the quarter ended September 30, 2005 and 47.8% for the similar period a year ago. This increase is primarily a result of increased expenses related to the acquisition of video subscribers throughout 2004. Also included in these increased expenses are expenses formerly absorbed in 2004 by the Company’s discontinued CTU business segment.

For the nine month period ended September 30, 2005, these expenses increased 81.8% to $6,977,897 as compared to $3,837,697 for the nine months ended September 30, 2004. As a percentage of revenue, selling, general and administrative expenses are 57.4% for the nine-month period ended September 30, 2005 as compared to 50.6% for the same period in 2004.

Interest Expense

Interest expense was $536,000 for the quarter ended September 30, 2005, versus $254,314 for the similar period a year ago, reflecting an increase in the Company’s debt and original issue discount expense. Amortization of original issue discount was $248,359 and $171,773 for the three months ended September 30, 2005 and 2004.

Interest expense was $1,594,714 for the nine months ended September 30, 2005 and $672,634 for the same period last year. Amortization of original issue discount was $913,339 for the nine months ended September 30, 2005 and $541,873 for the same period last year.

Income(loss) from Operations

The Company, in the third quarter of 2005, incurred a loss from operations for its combined operating business segments of $2,212,558 versus a loss of $1,197,603 during the prior year’s period. Loss from operations from said segments was $5,773,744 during the first nine months of 2005 versus $3,512,391 during the same period in 2004. The MDU segment showed a profit from operations of $475,511 during the third quarter of 2005 and $1,817,807 for the nine months ended September 30, 2005 versus profits of $467,222 and $591,573 for the three and nine months ended September 30, 2004. For the third quarter of 2005, the MCS segment showed a loss from operations of $1,372,077 versus a loss of $1,012,918 for the prior year period. For the nine months ended September 30, 2005, the MCS segment showed a loss from operations of $3,992,267 versus a loss of $1,907,909 for the prior year period. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $1,315,992 for the three months ended September 30, 2005 and $3,599,284 for the nine months ended September 30, 2005 versus losses of $651,907 and $2,196,055 for the same period last year.

Net Loss

In the third quarter of fiscal 2005, the Company incurred a net loss of $1,964,309 compared to a net loss of $1,851,592 for the third fiscal quarter of 2004. For the nine months ended September 30, 2005, the Company recorded a net loss of $5,843,871 as compared to $4,819,931 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

During the nine months ended September 30, 2005 and 2004, the Company recorded a net loss of $5,843,871 and $4,819,931, respectively. We had negative cash flows from operating activities of $3,125,151 and $1,930,790 during the nine months ended September 30, 2005 and 2004, respectively. This increase is due to reduction of accounts payables and accrued liabilities and retirement of a wholesale line of credit totaled $2,337,374 for the nine months ended September 30, 2005. Management believes that over the next 12 months there will be no significant reduction in accounts payable or the wholesale line of credit which had a zero balance at September 30, 2005.

Cash and cash equivalents totaled $3,383,326 at September 30, 2005 versus $726,553 at December 31, 2004. Available working capital, for the nine months ended September 30, 2005 increased significantly compared to December 31, 2004 primarily due to the 10 million dollar sale of Class I preferred stock. Short term debts were reduced in the nine months ended September 30, 2005 as the Company continued to retire financing debt and debt related to acquisitions. Long term debt increased two million dollars as the Company re-borrowed two million dollars from Convergent Capital under an existing debt facility. The Company had a material decrease in both accounts receivables and accounts payable for the period ended September 30, 2005 reflecting the sale and wind down of the Multiband business services segment. Net cash flows from investing activities totaled $347,385 for the nine months ended September 30, 2005.

The Company continues to experience significant growth, primarily due to increased subscriber related recurring revenues acquired from the various transactions previously mentioned herein.

Management of Multiband believes that, for the near future, cash on hand, as of September 30, 2005, is adequate to meet the anticipated liquidity and capital resource requirements of its business for the next 12 months.

Capital Expenditures

The Company used $698,269 for capital expenditures during the nine months ended September 30, 2005, as compared to $483,810 in the similar period last year. Capital expenditures consisted of equipment acquired for internal use. We estimate capitalized expenditures for the remainder of 2005 will be approximately $50,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets
The Company’s long-lived assets include property, equipment and leasehold improvement. At September 30, 2005, the Company had net property and equipment of $5,385,939, which represents approximately 19% of the Company’s total assets. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the three and nine months ended September 30, 2005 and 2004, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill
We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three and nine months ended September 30, 2005 the Company did not record any impairment losses related to goodwill. During the three and nine months ended September 30, 2004, the Company recorded an impairment charge of $527,879 related to its discontinued MBS business segment

Amortization of Intangible Assets
The Company amortizes a domain name over its estimated useful life of five years using the straight-line method. The Company amortizes access contracts and customer cable lists, on an average, over their useful estimated lives ranging from two to five years. The Company is amortizing the right of entry contracts, on an average, over their estimated useful lives ranging from 36 to 120 months.

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

Multiband is subject to interest rate variations related to its note payable with Laurus Master Fund, Ltd. The Laurus note payable has interest tied to the prime lending rate.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2005, Multiband was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of Multiband Corporation shareholders was held on August 31, 2005. There were present or present by proxy at the meeting 10,692,303 votes, the majority necessary to hold a quorum.

(b)	The meeting resulted in the following votes related to the following proxy items:

1.	Election of Directors:
	For	Against	Abstain
Bennett	10,690,353	1,250	0
Mandel	10,689,386	2,917	0
Bell	10,689,386	2,917	0
Miller, Dodge, Harris, Weiss	10,690,353	1,250	0

2.	Ratify the election of Virchow, Krause & Company, LLP as independent auditors of the Company for Fiscal Year 2004.

For	Against	Abstain
10,692,303	0	0

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION Registrant

Date: November 21, 2005	By:	/s/ James L. Mandel

Chief Executive Officer

Date: November 21, 2005	By:	/s/ Steven M. Bell

Chief Executive Officer (Principal Financial and Accounting Officer)