Form 10-K
period 2005-12-31
MULTIBAND CORP
filed 2006-03-31
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED DECEMBER 31, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 0 - 1325

MULTIBAND CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA
(State or other jurisdiction of incorporation or organization)

41 -1255001
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

Common Stock (no par value)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes | | No |X|

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes | | No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

As of June 30, 2005, (the most recently completed fiscal second quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter was approximately $26,465,349.

As of March 21, 2006, there were 32,101,399 outstanding shares of the registrant's common stock, no par value stock.

Documents Incorporated By Reference

Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

Item 1:

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

Multiband completed an initial public offering in June 1984. In November 1992, Multiband became a non-reporting company under the Securities Exchange Act of 1934. In July 2000, Multiband regained its reporting company status. In December 2000, Multiband stock began trading on the NASDAQ stock exchange under the symbol VICM. In July 2004, the symbol was changed to MBND concurrent with the Company's name change from Vicom, Incorporated to Multiband Corporation.

Multiband's website is located at: www.multibandusa.com.

From its inception until December 31, 1998, Multiband operated as a telephone interconnect company only. Effective December 31, 1998, Multiband acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, Multiband to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective March 31, 2005. All references to financial information and descriptions of business in this Form 10-K have been revised to reflect only our continuing operations and all references to our now discontinued Multiband Business Services have been eliminated. MCS segment began in February 2000. MCS provides voice, data and video services to multiple dwelling units (MDUs), including apartment buildings, condominiums and time share resorts. During 2004 the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004 the Company also purchased the stock of Minnesota Digital Universe, Inc. (MDU segment), which made the Company the largest master service operator in MDU's for DirecTV satellite television in the United States.

Minnesota Digital Universe, Inc. (MDU Segment)

The Company, through its MDU segment , also serves as a master service operator for DirecTV, a provider of satellite television service. DirecTV is the largest provider of satellite television services in the United States with approximately 16 million subscribers. DirecTV competes with the leading cable companies and with Echostar, America's second largest provider of satellite television. The Company, through its direct operations, markets DirecTV services. The MDU segment allows the Company to offer satellite television services to residents of multi-dwelling-units through a network of affiliated operators.

Multiband Consumer Services (MCS Segment)

Since 2000, Multiband has offered voice, data and video services to residents of the multi dwelling unit (MDU) market. Our experience in this market suggests that property owners and managers are currently looking for a solution that will satisfy two market demands from customers. The first market demand from customers that they are dealing with is how to satisfy the residents who desire to bring satellite television service to the unit without being visually unattractive or a structural/maintenance problem. The second is how to provide competitive access for local and long distance telephone cable television and internet services. Our MCS offering addresses these demands and provides the consumer several benefits, including:

o Lower Cost Per Service
o Blended Satellite and Cable Television Package
o Multiple Feature Local Phone Services (features such as call waiting, call forwarding and three-way calling)
o Better than Industry Average Response Times
o One Number for Billing and Service Needs
o One Bill for Local, Long Distance Cable Television and Internet
o “Instant On" Service Availability

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

When taken as a whole, and based on Multiband’s interpretations of U.S. Census Bureau statistics, cable television, telephone and internet services currently generate over $170 billion of revenues annually in the U.S, with an estimated 26 million households living in MDUs. We believe these statistics indicate stable growing markets with demand that is likely to deliver significant values to businesses that can obtain a subscriber base of any meaningful size.

Multiband Consumer Industry Analysis
Strategy

For the near future, the services described below will be offered primarily in New York, California, Minnesota, Florida, Illinois, Missouri and North Dakota. Our primary competition will come from the local incumbent providers of telephone and cable television services.

Local Telephone Service

We compete with the former Bell System companies such as Verizon Communications (Verizon) and Qwest Communications International, Inc. (Qwest) for local telephone services. Although those companies have become the standard for local telephone service, we believe we have the ability to under price their service while maintaining high levels of customer satisfaction.

Cable Television Service

We compete with Comcast Corporation (Comcast), Time Warner and others for pay-TV customers. Comcast and Time-Warner are national cable television service providers. We believe we have a significant consumer benefit in that we are establishing private rather than public television systems, which allows us to deliver a package that is not laden with local "public access" stations that clog the basic service package. In essence, we will be able to deliver a customized service offering to each property based upon pre-installation market research that we perform. The pricing of our service is also untariffed which allows for flexible and competitive "bundling" of services.

Long Distance Telephone Service

Cingular-Wireless, LLC (Cingular), MCI, Inc. (MCI), and Sprint Corporation (Sprint) are our principal competitors in providing long distance telephone service. They offer new products almost weekly. Our primary concern in this marketplace is to assure that we are competitive with the most recent advertised offerings in the "long distance wars." We will meet this challenge by staying within a penny of the most current offering, while still maintaining a high gross margin on our product. We accomplish this through various carrier agency associations. We expect to generate a high penetration in our long distance services amongst our local service subscribers because private property owners in the shared tenant environment (similar to a hotel environment) are not required to offer multiple long distance carriers to their tenants.

Internet Access Service

The clear frontrunners in this highly unregulated market are America Online, Inc., Comcast and Netzero. They compete with local exchange carriers, long distance carriers, Internet backbone companies and many local ISPs (Internet Service Providers). The general concern among consumers is the quality of the connection and the speed of the download. We believe our design provides the highest broadband connection speeds that are currently available. The approach that we will market is "blocks of service." Essentially, we deliver the same high bit rate service in small, medium and large packages, with an appropriate per unit cost reduction for those customers that will commit to a higher monthly expenditure.

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

Number of Units/Customers

At March 25, 2006, MCS had 42,167 subscriptions for its services, (1,341 voice subscriptions, 36,673 video subscriptions and 4,153 internet subscriptions). At March 25, 2006, MDU had approximately 75,331 video subscriptions managed through its network of system operators.

Employees

As of March 25, 2006, Multiband employed three full-time management employees, eight accounting personnel, and eight information technology employees. As of that same date, MCS had 76 full-time employees, consisting of nine in sales and marketing, thirty-one in technical positions, thirty in customer service and related support, and six in management. MDU had two management employees.

Item 1A:

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

Net Losses

The Company had net losses of $7,475,000 for the year ended December 31, 2005, $9,783,962 for the year ended December 31, 2004, and $4,365,004 for the year ended December 31, 2003. Multiband may never be profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve profitability from operating activities, we may not be able to meet:
o our capital expenditure objectives;
o our debt service obligations; or
o our working capital needs.

Working Capital Deficit

The Company had a working capital deficiency of ($971,418) and ($8,931,414), as of December 31, 2005 and December 31, 2004, respectively; primarily due to operating losses and acquisition related debt. Although both operating losses and acquisition related debts were reduced during 2005, there is no assurance the Company will have positive working capital or be able to meet its working capital needs in future periods.

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to a periodic "impairment" analysis for fiscal years beginning after December 15, 2001. In 2004, the Company recorded an impairment charge of $2,748,879 related to Multiband Business Services which is included in discontinued operations at December 31, 2004. As of December 31, 2005, the Company had remaining recorded goodwill of $954,871 primarily related to the purchase of Rainbow Satellite Group, LLC. and the purchase of certain assets of Dinamo Entertainment, Inc.

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

Dependence on Strategic Alliances

Several suppliers or potential suppliers of Multiband, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years. While the financial distress of its suppliers or potential suppliers could have a material adverse effect on Multiband's business, Multiband believes that enough alternate suppliers exist to allow the Company to execute its business plans. The Company is also highly dependent on its Master System Operator agreement with DirecTV. The initial term of the agreement, which expires in August 2008, is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. . Although an alternate provider of satellite television services, Echostar, exists, the termination of its agreements with DirecTV could have a material adverse effect on Multiband's business.

Changes in Technology

A portion of our projected future revenue is dependent on public acceptance of broadband and expanded satellite television services. Acceptance of these services is partially dependent on the infrastructure of the internet and satellite television which is beyond Multiband's control. In addition, newer technologies, such as video-on-demand, are being developed which could have a material adverse effect on the Company's competitiveness in the marketplace if Multiband is unable to adopt or deploy such technologies.

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

Variability of Quarterly Operating Results

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

Competition

We face competition from others who are competing for a share of the MDU market, including other satellite companies, cable companies and telephone companies. Some of these companies have significantly greater assets and resources than we do.

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

Item 2:

Properties

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58103 and 9449 Science Center Drive, New Hope, Minnesota 55428. We have no foreign operations. The main Fargo office lease expires in 2017 and covers approximately 22,500 square feet. The Fargo base rent ranges from $31,190 to $31,985 per month. The New Hope office lease expires in 2013 and covers approximately 47,000 square feet. The New Hope base rent ranges from $19,443 to $25,166 per month. Both the New Hope and Fargo leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities. Both offices have office, warehouse and training facilities.

Multiband considers its current facilities adequate for its current needs and believes that suitable additional space would be available as needed.

Item 3:

Legal Proceedings

The Company is involved in legal actions in the ordinary course of business.. However, as of December 31, 2005, Multiband was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

Item 4:

Submission of Matters to a Vote of Security Holders

The Company did not submit matters to a vote of security holders during the last quarter of the year covered by this report.

PART II

Item 5:

Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Through May 17, 2000, Multiband's common stock was traded and quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "VICM." From May 18, 2000 until August 21, 2000, the common stock was quoted under the VICM symbol on the Pink Sheets(R) operated by Pink Sheets LLC. From August 21, 2000, to December 12, 2000, Multiband's common stock was traded and quoted on the OTCBB under the VICM symbol. Since then, the stock has been traded and quoted on the NASDAQ Smallcap market system. In July 2004, the symbol was changed to MBND to coincide with the Company's name change to Multiband Corporation. The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2005 and December 31, 2004 as provided by NASDAQ.

Quarter Ended	High Bid	Low Bid
March 31, 2005	$1.75	$1.33
June 30, 2005	1.50	1.07
September 30, 2005	1.55	1.07
December 31, 2005	1.52	1.18
March 31, 2004	1.68	1.04
June 30, 2004	2.70	1.30
September 30, 2004	1.45	.96
December 31, 2004	1.78	1.01

As of March 21, 2006, Multiband had 595 shareholders of record of its common stock and 32,101,399 shares of common stock outstanding. As of that date, seven shareholders held a total of 27,651 of Class A Preferred, two shareholders held 8,300 shares of Class B Preferred, five shareholders held a total of 124,960 shares of Class C Preferred, one shareholder held a total of 150,000 shares of Class F Preferred, 14 shareholders held a total of 45,245 shares of Class G Preferred, 6 shareholders held a total of 2 shares of Class H Preferred, and four shareholders held a total of 90,000 shares of Class I Preferred.

Recent Sales of Unregistered Securities

In 2005, the Company issued ten million dollars worth of Preferred Stock to a group of institutional investors.

In 2005, the Company issued $1,819,220 worth of common stock to various accredited investors.

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

Holders of common stock are entitled to receive such dividends as are declared by Multiband's Board of Directors out of funds legally available for the payment of dividends. Multiband presently intends not to pay any dividends on the common stock for the foreseeable future. Any future determination as to the declaration and payment of dividends will be made at the discretion of the Board of Directors. In the event of any liquidation, dissolution or winding up of Multiband, and subject to the preferential rights of the holders of the various classes of Multiband’s preferred stocks, the holders of common stock will be entitled to receive a pro rata share of the net assets of Multiband remaining after payment or provision for payment of the debts and other liabilities of Multiband.

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

The holders of the Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred, Class E Preferred, Class F Preferred, Class G Preferred Class H Preferred and Class I Preferred (collectively, "Preferred Stock") are entitled to receive, as and when declared by the Board, out of the assets of the Company legally available for payment thereof, cumulative cash dividends calculated based on the per share stated value of the Preferred Stock. The per annum dividend rate is eight percent (8%) for the Class A Preferred and ten percent (10%) for the Class B Preferred, Class C Preferred and Class F Preferred, fourteen percent (14%) for the Class D Preferred, fifteen percent (15%) for the Class E Preferred, to be paid in kind, eight percent (8%) for the Class G Preferred, six percent (6%) for the Class H Preferred and variable rate tied to prime for the Class I Preferred dividends on the Class A Preferred, Class C Preferred, Class D Preferred, Class F Preferred and Class G Preferred are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Dividends on the Class B and Class I Preferred are payable monthly on the first day of each calendar month. Dividends on the Class H Preferred are payable semiannually on June 30 and December 31 of each year. Dividends on the Preferred Stock accrue cumulatively on a daily basis until the Preferred Stock is redeemed or converted.

In the event of any liquidation, dissolution or winding up of Multiband, the holders of the Class A Preferred and Class B Preferred will be entitled to receive a liquidation preference of $10.50 per share, and the holders of the Class C Preferred, Class D Preferred, Class E Preferred, Class F Preferred and Class G Preferred will be entitled to receive a liquidation preference of $10.00 per share, each subject to adjustment. Holders of the Class H Preferred will be entitled to receive a liquidation preference of $100,000 per share. Holders of the Class I Preferred will be entitled to receive a liquidation preference of $100. per share. Any liquidation preference shall be payable out of any net assets of Multiband remaining after payment or provision for payment of the debts and other liabilities of Multiband.

No holder of Preferred Stock can require Multiband to redeem his or her shares, except for a single Class F and Class H shareholders. The single Class F shareholder who, at its sole discretion pursuant to a put option, can force the Company to redeem up to 50,000 Class F Preferred Shares (the equivalent of $500,000 worth, $166,666 redeemed as of December 31, 2005). Class H shareholders have the right to convert all or a portion of preferred shares upon the occurrence of a major transaction or triggering event as defined in the agreement. Multiband, upon notice, may voluntarily redeem the Preferred Stock, in whole or in part, at a redemption price per class equal to the liquidation prices stated above provided the closing bid price of the common stock exceeds a certain share price, ($4.00 per share for Classes A, B and C; $2.75 per share for Class F; and $2.00 per share for Class H. Classes G and I have no redemption “call” price. Classes D and E have been completely redeemed and extinguished as of December 31, 2005). Upon Multiband's call for redemption, the holders of the Preferred Stock called for redemption will have the option to convert each share of Preferred Stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by Multiband in its sole discretion. Preferred Stock not converted would be redeemed.

Item 6:

Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data for each of the fiscal years in the three year period ended December 31, 2005, have been derived from our consolidated financial statements and accompanying notes contained in this prospectus. The Statement of Operations Data for the years ended December 31, 2002 and 2001 and the Balance Sheet data at December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements which are not contained in this filing. In the financial data below, the Company reclassed the operations related to the MBS segment to discontinued operations. The Company sold this segment in the first quarter of 2005.

Statement of Operations Data	2005	2004	2003	2002	2001
Revenues	$16,515,426	$11,067,834	$1,441,118	$577,221	$265,996
Cost of products and services (exclusive of depreciation and amortization listed separately below)	$7,849,597	$5,943,395	$884,536	$418,093	$226,432
Selling, general and administrative expenses	$9,723,132	$5,986,267	$2,647,870	$1,971,584	$2,555,144
% of revenues	58.9%	54.1%	183.7%	341.6%	960.6%
Depreciation and amortization	$4,780,436	$3,432,779	$1,065,650	$1,193,306	$1,165,610
Loss from Operations	$(5,837,739)	$(4,294,607)	$(3,156,938)	$(3,005,762)	$(3,681,190)
Other expense net	$(1,655,088)	$(1,032,035)	$(548,476)	$(1,439,069)	$(1,070,802)
Minority interest in subsidiary	$0	$0	$33,366	$0	$0
Loss before income tax	$(7,492,827)	$(5,326,642)	$(3,672,048)	$(4,444,831)	$(4,751,992)
Income tax provision	$0	$0	$0	$0	$0
Loss from continuing operations	$(7,492,827)	$(5,326,642)	$(3,672,048)	$(4,444,831)	$(4,751,992)
Discontinued operations	$17,827	$(4,457,320)	$(692,956)	$6,772	$(573,560)
Net loss	$(7,475,000)	$(9,783,962)	$(4,365,004)	$(4,438,059)	$(5,325,552)
Loss attributable to common stockholders	$(10,827,229)	$(10,374,417)	$(4,613,693)	$(4,591,637)	$(5,758,221)
Loss from continuing operations	$(.26)	$(.23)	$(.23)	$(.38)	$(.54)
Loss from discontinued operations	$ -	$(.19)	$(.04)	$ -	$(.07)
Loss attributable to commons stockholders	$(.37)	$(.45)	$(.29)	$(.39)	$(.66)
Weighted average shares outstanding	29,097,923	23,307,594	16,112,231	11,735,095	8,762,814

Balance Sheet Data	2005	2004	2003	2002	2001
Working Capital (deficiency)	($971,418)	($8,931,414)	$1,118,792	($252,870)	$426,549
Total Assets	$26,271,405	$26,633,712	$13,902,885	$10,347,316	$12,209,681
Long-Term Debt, net	$3,816,536	$3,498,657	$2,262,891	$3,273,350	$3,311,870
Stockholders’ Equity	$14,968,295	$8,549,431	$5,807,711	$2,642,285	$4,184,001

Item 7:

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the financial condition and results of operations of Multiband should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Years Ended December 31, 2005 and December 31, 2004

This discussion does not include the results of discontinued operations.

Results of Operations

The following table sets forth certain items.

Revenues	2005	2004
Multiband	0.00%	0.00%
MCS	48.10%	47.23%
MDU	51.90%	52.77%
Total Revenues	100.00%	100.00%
Cost of Products and Services (exclusive of depreciation and amortization)
Multiband	0.00%	0.00%
MCS	26.23%	24.68%
MDU	21.30%	29.02%
Total Cost of Products and Services (exclusive of depreciation and amortization)	47.53%	53.70%
Selling, General and Administrative Expenses	58.87%	54.09%
Loss from Continuing Operations	(45.37%)	(48.12%)
Income (Loss) from Discontinued Operations	.11%	(40.27%)
Net Loss	(45.26%)	(88.40%)

Revenues:
Total revenues from continuing operations increased 49.2 % from $11,067,834 in 2004 to $16,515,426 in 2005. Revenue from the MCS segment increased to $7,943,266 in 2005 from $5,227,696 in 2004. The MDU segment had revenues of $8,572,160 in 2005 and $5,840,138 in 2004. This significant increase in revenues is primarily due to the Company experiencing a full twelve months of revenues in 2005 related to material acquisitions made during the middle of 2004. The Company anticipates any revenue growth in 2006 will primarily come from adding services to new and existing properties versus further acquisitions.

Costs of Products and Services:
Total costs of products and services were $7,849,597 in 2005 compared to $5,943,395 in 2004. MCS segment cost of products and services were $4,332,111 in 2005 and $2,731,585 in 2004. MDU segment costs of products and services were $3,517,486 in 2005 and $3,211,810 in 2004. The significant increase in costs of products and services resulted directly from a material increase in revenues in 2005 over 2004. The Company expects costs of products and services as a percentage of revenue to remain stable in future periods due to the relative predictability of the costs.

Selling, General and Administrative Expense:
Selling, general and administrative expenses from continuing operations increased 62.4 % to $9,723,132 in 2005, compared to $5,986,267 in 2004. The increase in expenses was directly related to the Company’s increase in revenues. Furthermore, the Company’s integration of various accounting, information technology, marketing and customer service activities from its 2004 acquisitions produced material start up and additional expense. Selling, general and administrative expenses were, as a percentage of revenues, 58.9% for 2005 and 54.1% for 2004. The Company hopes these expenses will decline as a percentage of revenues throughout 2006 as the aforementioned integration expenses should be mitigated.

Interest Expense
Interest expense was $1,882,910 for 2005 versus $1,055,488 for 2004, reflecting primarily an increase in original issue discount expense.

Net Loss
The Company, in 2005, showed a net loss of $7,475,000, inclusive of a gain from discontinued operations, which totaled $17,827. The Company’s net loss for 2004 totaled $9,783,962, inclusive of the loss from discontinued operations which was $4,457,320.

Years Ended December 31, 2004 and December 31, 2003

This discussion does not include the results of discontinued operations.

Results of Operations

The following table sets forth certain items.

Revenues	2004	2003
Multiband	0.00%	0.00%
MCS	47.23%	100.00%
MDU	52.77%	-%
Total Revenues	100.00%	100.00%
Cost of Products and Services (exclusive of depreciation and amortization)
Multiband	0.00%	0.00%
MCS	24.68%	61.38%
MDU	29.02%	-%
Total Cost of Products and Services (exclusive of depreciation and amortization)	53.70%	61.38%
Selling, General and Administrative Expenses	54.09%	183.73%
Loss from Continuing Operations	(48.12%)	(254.81%)
Loss from Discontinued Operations	(40.27%)	(48.08%)
Net Loss	(88.40%)	(302.89%)

Revenues
Total revenues from continuing operations increased 668.0% from $1,441,118 in 2003 to $11,067,834 in 2004. Revenue from the MCS segment increased to $5,227,696 in 2004 from $1,441,118 in 2003. The MDU segment had revenues of $5,840,138 in 2004 and $0 in 2003. This significant increase in revenues is primarily due to the Company’s acquisition of subscriber related assets in 2004 which produced a material increase in consumer recurring revenues. These acquisitions led primarily to the Company in 2004 growing from approximately 6,800 subscribers to approximately 30,000 subscribers. The Company’s revenues are expected to increase in 2005, even without further acquisitions, as the Company will experience a full year’s worth of revenues from these acquisitions made in 2004.

Cost of Products and Services
The cost of products and services was $5,943,395 in 2004 compared to $884,536 in 2003. MCS segment cost of products and services were $2,731,585 in 2004 and $884,536 in 2003. MDU segment costs of products and services were $3,211,810 in 2004 and $0 in 2003. The significant increase in costs of products and services resulted from the revenue generated from acquisition of subscriber related assets. The Company expects costs of products and services as a percentage of revenue to remain stable in future periods due to the relative predictability of the costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses from continuing operations increased 126.1% to $5,986,267 in 2004, compared to $2,647,870 in 2003. The increase in expenses was directly related to the Company's increase in revenues. Furthermore, the Company's integration of various accounting, information technology and customer service activities from its 2004 acquisitions produced material start up and additional expense. Selling, general and administrative expenses were, as a percentage of revenues, 54.09 % for 2004 and 183.73% for 2003. The Company expects these expenses to decline as a percentage of revenues throughout 2005 as the aforementioned integration expenses should be mitigated.

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

Un-audited Quarterly Results
The following table sets forth certain un-audited quarterly operating information for each of the eight quarters in the two-year period ending December 31, 2005. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues in the third quarter of the fiscal year.

	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
Revenues:
Multiband	—	—	—	—	—	—	—	—
MCS	1,817,584	2,166,218	2,081,147	1,878,317	1,631,643	1,795,967	1,037,431	762,655
MDU	2,549,700	2,091,442	2,102,459	1,828,559	1,843,933	2,122,375	1,873,830	—
Total Revenues	4,367,284	4,257,660	4,183,606	3,706,876	3,475,576	3,918,342	2,911,261	762,655
Costs of products & services (exclusive of depreciation and amortization shown separately below)	1,963,215	2,303,357	1,703,517	1,879,508	1,889,980	1,952,631	1,712,280	410,962
SG&A expense	2,745,235	2,453,410	2,377,575	2,146,912	2,148,570	1,845,547	1,137,780	828,153
Depreciation & amortization	1,157,514	1,255,188	1,218,867	1,148,867	881,826	1,048,031	1,150,677	352,245
Operating loss	(1,498,680)	(1,754,295)	(1,116,353)	(1,468,411)	(1,444,800)	(927,867)	(1,089,476)	(828,705)
Interest expense	(288,196)	(536,000)	(373,013)	(685,701)	(382,854)	(254,314)	(188,986)	(229,334)
Other income (expenses)	67,793	77,737	70,120	12,172	13,403	(15,423)	6,851	14,863
Minority expense	—	—	—	—	—	—	—	—
Net loss before tax	(1,719,083)	(2,212,558)	(1,419,246)	(2,141,940)	(1,814,251)	(1,197,604)	(1,271,611)	(1,043,176)
Income tax (benefit) provision	—	—	—	—	—	—	—	—
Loss from continuing operations	(1,719,083)	(2,212,558)	(1,419,246)	(2,141,940)	(1,814,251)	(1,197,604)	(1,271,611)	(1,043,176)
Discontinued operations	87,954	248,249	122,892	(441,268)	(3,149,780)	(653,989)	(179,863)	(473,688)
Net loss	(1,631,129)	(1,964,309)	(1,296,354)	(2,583,208)	(4,964,031)	(1,851,593)	(1,451,474)	(1,516,864)
Loss attributable to commons stockholders	(2,018,460)	(3,328,489)	(1,965,988)	(3,514,292)	(5,012,847)	(1,935,306)	(1,846,747)	(1,579,517)
Loss from continuing operations	$(.05)	$(.08)	$(.05)	$(.08)	$(.07)	$(.05)	$(.06)	$(.05)
Loss from discontinued operations	$(.00)	$.01	$(.00)	$(.01)	$(.12)	$(.02)	$(.00)	$(.03)
Net loss	$(.05)	$(.07)	(.05)	$(.09)	$(.19)	$(.07)	$(.06)	$(.08)
Loss attributable to commons stockholders	$(.06)	$(.11)	(.07)	$(.13)	$(.20)	$(.08)	$(08)	$(.08)
Weighted average shares outstanding	31,142,424	29,352,257	29,634,502	27,216,574	25,683,336	25,480,077	22,689,301	19,280,632

Liquidity and Capital Resources

Year Ended December 31, 2005

Available working capital deficit for 2005 decreased to $971,418 primarily due to payment of acquisition related debt load. Accounts receivable decreased by $239,910 in 2005 primarily due to the Company’s asset sale of its MBS division and the liquidation of MBS receivables. Current liabilities decreased in 2005 by $7,195,450 due primarily to the aforementioned MBS sale and retirement of short-term debt. In addition, current maturities of long-term debt decreased by $908,267 as of December 31, 2005 versus December 31, 2004 due to continued scheduled pay down of debt. Inventories decreased from year to year due to the Company's need to carry fewer inventories in its consumer services division versus its discontinued business services division.

Total long term debt and capital lease obligations decreased by $640,586 during the year ended December 31, 2005. Multiband paid out $216,583 related to capital lease obligations and $2,690,766 related to long term debt during the year ended December 31, 2005 versus $420,480 paid out in 2004.

The Company used $976,477 for capital expenditures during 2005, as compared to $748,704 in 2004. This increase was related to additional purchases required and additional build out of video and internet services to MDU properties as a result of the business acquisitions made during 2005. Capital expenditures in 2006 are dependent on the Company obtaining debt or equity financings in 2006.

Net cash used by operations in 2005 was $3,817,058 as compared to cash used by operations in 2004 of $2,289,645. This use of cash reflects significant reduction in accounts payable over the prior year and the payoff of a wholesale line of credit, both related to the sale of the Company’s MBS division and related reductions in current liabilities. During the years ended December 31, 2005 and December 31, 2004, the Company incurred significant net losses. Although the majority of the 2005 loss was due to non-cash expenses, the Company in 2005 still continued to incur cash losses as well due to general corporate expense. However, those cash operating losses decreased significantly in 2005 versus 2004 due to the increase in non-cash depreciation, amortization, and amortization of original issue discount as well as by the on-going additions of MCS properties in the Company's portfolio which provided improved cash flows.

In February 2005, the Company sold ten million dollars worth of Class I convertible preferred stock. Proceeds from this financing were used to secure ownership of previous acquisitions, perform new acquisitions and build out additional services to MDU properties. All these activities improved the Company’s operating performance. Continued improvement of Company operating performance and execution of our business strategy will require additional funding in 2006. The Company’s operating performance indicates that performance on a MDU property level improves when the Company offers two or three services at a property versus a single service. Although the Company believes it is possible to obtain additional financing to build infrastructure and add services in 2006 by leveraging its asset base, there is no assurance this financing will be obtained. Thus, the lack of additional funding combined with continued operating losses in 2006 may restrict our ability to continue to improve our operating performance by adding services at MDU properties. However as of December 31, 2005, even without additional funding, based on current operating results, management believes existing cash and capital resources are adequate to meet anticipated liquidity requirements during 2006.

Year Ended December 31, 2004

Available working capital for 2004 decreased to $8,931,414 primarily due to acquisition related debt load. Accounts receivable increased by $1,160,198 in 2004 due to a significant increase in consumer revenues. Current liabilities increased in 2004 $8,298,728 due primarily to higher accounts payable and accrued liabilities directly related to the increase in consumer revenues. In addition, current maturities of long-term debt increased $525,714 and short-term debt increased $4,481,099 as of December 31, 2004 versus December 31, 2003, due to the short-term debt issued related to the 2004 acquisitions. Inventories decreased by $135,024 due to the Company's need to carry fewer inventories in its consumer services division versus its discontinued business services division.

Total long term debt and capital lease obligations increased by $2,422,157 during the year ended December 31, 2004. Multiband paid out $74,902 related to capital lease obligations and $345,578 related to long term debt during the year ended December 31, 2004 versus $276,069 paid out in 2003.

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

Critical Accounting Policies

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvement. At December 31, 2005, the Company had net property and equipment of $5,247,240, which represents approximately 20% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. In 2005, 2004 and 2003, the Company did not record any impairment.

Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $954,871, as of December 31, 2005, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. In 2004, the Company recorded an impairment charge of $2,748,879 related to Multiband Business Services which is included in discontinued operations at December 31, 2004. During the years ended December 31, 2005 and 2003, the Company did not record any impairment losses related to goodwill.

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

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, customer cable lists, debt issuance costs, domain name and access contracts. These intangibles are being amortized over their estimated useful lives ranging from 36 to 120 months. If significant changes would occur to the estimated future cash flow associated with these intangibles, the Company would determine if there is impairment and reduce the value of the intangibles based on the reduction of such cash flows. At December 31, 2005, the Company had net intangibles of $13,923,542 which represented approximately 53% of the Company’s total assets. In 2005, 2004 and 2003, the Company did not record an impairment related to the intangible assets.

Recent Accounting Pronouncements

In December 2004, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment", that focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with the quarterly period that begins January 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards. As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R for the year ending December 31, 2006 is estimated to be approximately $675,000 based on the value of the options outstanding as of December 31, 2005 that will vest during the year ending December 31, 2006. This estimate does not include any expenses for options that may be granted and vested during 2006.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3 The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2005, and the effect these contractual obligations including interest payments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 Year or Less	2-3 Years	Over 3 Years
Operating Lease	$6,805,000	$614,000	$1,446,000	$4,745,000
Capital Leases	705,139	220,487	462,386	22,266
Long-Term Debt	6,542,228	1,484,459	2,071,280	2,986,489
Note Payable Stockholder	32,837	32,837	—	—
Totals	$14,085,204	$2,351,783	$3,979,666	$7,753,755

Forward Looking Statements

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this document. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting the IT and telecommunications industry; stability of foreign governments; market acceptance of the Company's products and services; the Company's continued ability to provide integrated communication solutions for customers in a dynamic industry; the Company’s ability to raise additional financing and other competitive factors. Because these and other factors could affect the Company's operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance, and investors should not use historical trends to anticipate future period results.

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

Multiband is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the notes payable to Laurus Master Fund, Ltd., which is three percent over the prime interest rate and the Convergent Capital note of $2,500,000, which varies from 11% to 14%, dependent on the Company’s common stock price. Multiband also has variable rate % of Class I Convertible Preferred Stock which bears dividends based on a basis of prime.

Item 8.

Consolidated Financial Statements and Supplementary Data

MULTIBAND CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders, Board of Directors, and Audit Committee
Multiband Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multiband Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
March 8, 2006

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$3,100,427	$726,553
Certificate of deposit	—	650,000
Accounts receivable, net	2,367,864	2,783,774
Inventories	241,015	231,993
Current assets of discontinued operations	—	634,307
Prepaid expenses and other	216,885	146,334
Current portion of notes receivable	11,316	—
Total Current Assets	5,937,507	5,172,961
PROPERTY AND EQUIPMENT, NET	5,247,240	4,372,474
OTHER ASSETS
Goodwill	954,871	812,366
Intangible assets, net	13,923,542	16,081,635
Other assets of discontinued operations	—	47,975
Notes receivable - long-term, net	61,341	—
Other assets	146,904	146,301
Total Other Assets	15,086,658	17,088,277

TOTAL ASSETS	$26,271,405	$26,633,712

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

LIABILITIES AND STOCKHOLDERS' EQUITY

	2005	2004
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$93,005	$234,348
Mandatory redeemable preferred stock, 33,334 and 50,000 Class F preferred shares	333,334	500,000
Short-term debt	—	3,981,099
Wholesale line of credit	—	926,201
Current portion of long-term debt	616,260	1,524,527
Current portion of note payable - stockholder	32,837	84,801
Current portion of capital lease obligations	179,932	201,530
Accounts payable	1,761,249	2,561,611
Accrued liabilities	2,741,054	3,030,024
Contingent liability	—	222,700
Customer deposits	64,161	59,875
Current liabilities of discontinued operations	500,000	370,921
Deferred service obligations and revenue	587,093	406,738
Total Current Liabilities	6,908,925	14,104,375
LONG-TERM LIABILITIES
Long-term debt, net	3,816,536	3,498,657
Capital lease obligations, net of current portion	452,649	481,249
Long-term liabilities of discontinued operations	125,000	—
Total Liabilities	11,303,110	18,084,281
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A ( 27,931 and 27,931 shares issued and outstanding, $293,276 and $293,276 liquidation preference)	419,752	419,752
10% Class B (8,390 and 8,700 shares issued and outstanding, $88,095 and $91,350 liquidation preference)	58,900	62,000
10% Class C (125,050 and 125,400 shares issued and outstanding, $1,250,500 and $1,254,000 liquidation preference)	1,607,605	1,611,105
10% Class F (150,000 and 150,000 shares issued and outstanding, $1,500,000 and $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (45,245 and 45,245 shares issued and outstanding, $452,450 and $452,450 liquidation preference)	179,897	179,897
6% Class H (2.0 and 11.5 shares issued and outstanding, $200,000 and $1,150,000 liquidation preference)	—	—
Variable rate % Class I (90,000 and 0 shares issued and outstanding, $9,000,000 and $0 liquidation preference)	—	—
Common stock, no par value (32,134,558 and 25,784,490 shares issued; 32,134,558 and 25,781,818 shares outstanding)	22,801,405	16,888,291
Stock subscriptions receivable	(297,105)	(391,264)
Options and warrants	44,259,540	32,985,983
Unamortized compensation	(29,861)	(1,724)
Accumulated deficit	(55,531,838)	(44,704,609)
Total Stockholders' Equity	14,968,295	8,549,431
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,271,405	$26,633,712

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

REVENUES	$16,515,426	$11,067,834	$1,441,118
COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	7,849,597	5,943,395	884,536
Selling, general and administrative	9,723,132	5,986,267	2,647,870
Depreciation and amortization	4,780,436	3,432,779	1,065,650
Total costs and expenses	22,353,165	15,362,441	4,598,056

LOSS FROM OPERATIONS	(5,837,739)	(4,294,607)	(3,156,938)
OTHER INCOME (EXPENSE)
Interest expense	(1,882,910)	(1,055,488)	(488,156)
Interest income	126,158	8,805	10,406
Other income	101,664	14,648	(70,726)
Total Other Expense	(1,655,088)	(1,032,035)	(548,476)
LOSS BEFORE MINORITY INTEREST IN SUBSIDIARY	(7,492,827)	(5,326,642)	(3,705,414)
Minority interest in subsidiary	—	—	33,366

LOSS FROM CONTINUING OPERATIONS	(7,492,827)	(5,326,642)	(3,672,048)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	17,827	(4,457,320)	(692,956)

NET LOSS	(7,475,000)	(9,783,962)	(4,365,004)
Preferred stock dividends	3,352,229	590,455	248,689
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,827,229)	$(10,374,417)	$(4,613,693)

BASIC AND DILUTED LOSS PER COMMON SHARE:
LOSS FROM CONTINUING OPERATIONS	$(.26)	$(.23)	$(.23)
GAIN (LOSS) LOSS FROM DISCONTINUED OPERATIONS	$—	$(.19)	$(.04)
NET LOSS	$(.26)	$(.42)	$(.27)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(.37)	$(.45)	$(.29)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	29,097,923	23,307,594	16,112,231

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	8% Class A		10% Class B		10% Class C		15% Class E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2002	27,831	$418,252	6,200	$62,000	131,510	$1,699,407	70,000	$395,778
Stock issued:
Cash	100	1,000	2,500	25,000	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—
Cashless exercise of warrants	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Reduction of stock subscriptions receivable for fees related to equity transactions	—	—	—	—	—	—	—	—
Acquisition of assets	—	—	—	—	—	—	7,650	76,500
Conversion of accounts payable	—	—	—	—	7,200	72,000	—	—
Conversion of notes payable	—	—	—	—	—	—	—	—
Conversion of accrued interest	—	—	—	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	(4,000)	(40,000)	—	—
Conversion of dividends payable	—	—	—	—	—	—	—	-
Redemption of preferred stock	—	—	—	—	(9,310)	(93,100)	—	—
Intrinsic value of convertible feature	—	500	—	—	—	(27,202)	—	—
Discount on preferred stock related to warrants issued	—	—	—	(25,000)	—	—	—	(33,314)
Stock subscriptions receivable:
Cash payments	—	—	—	—	—	—	—	—
Increase reserve	—	—	—	—	—	—	—	—
Interest collected	—	—	—	—	—	—	—	—
Warrants issued:
Preferred stock	—	—	—	—	—	—	—	—
Common stock	—	—	—	—	—	—	—	—
Debt	—	—	—	—	—	—	—	—
Services rendered	—	—	—	—	—	—	—	—
Deferred compensation expense related to stock options issued below fair market value	—	—	—	—	—	—	—	—
Deferred compensation expense	—	—	—	—	—	—	—	—
Restricted stock:
Forfeited	—	—	—	—	—	—	—	—
Amortization expense	—	—	—	—	—	—	—	—
Embedded value with Laurus warrants	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
BALANCES, December 31, 2003	27,931	$419,752	8,700	$62,000	125,400	$1,611,105	77,650	$438,964

	8% Class A		10% Class B		10% Class C		15% Class E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	—	$—	—	$—	—	$—	—	$—
Exercise of warrants	—	—	—	—	—	—	—	—
Cashless exercise of warrants	—	—	—	—	—	—	—	—
Reduction of stock subscriptions receivable for fees related to equity transactions	—	—	—	—	—	—	—	—
Acquisition of assets - remaining 50% ownership of MBUSA	—	—	—	—	—	—	—	—
Acquisition of assets - URON, Inc.	—	—	—	—	—	—	—	—
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	—	—	—	—	—	—	—	—
Acquisition of assets - Minnesota Digital Universe, Inc.	—	—	—	—	—	—	—	—
Acquisition of assets - Rainbow Satellite Group, LLC.	—	—	—	—	—	—	—	—
Acquisition of assets - 21st Century Satellite Communications	—	—	—	—	—	—	—	—
Property and equipment	—	—	—	—	—	—	—	—
Conversion of notes payable	—	—	—	—	—	—	—	—
Conversion of accrued interest	—	—	—	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	(77,650)	(438,964)
Conversion of dividends payable	—	—	—	—	—	—	—	—
In lieu of cash for services	—	—	—	—	—	—	—	—
In lieu of cash for other current assets	—	—	—	—	—	—	—	—
Stock repurchase	—	—	—	—	—	—	—	—
Conversion of preferred stock into mandatory redeemable preferred stock	—	—	—	—	—	—	—	—
Intrinsic value of convertible feature	—	—	—	—	—	—	—	—
Discount on preferred stock related to warrants issued	—	—	—	—	—	—	—	—
Stock subscriptions receivable:
Cash payments	—	—	—	—	—	—	—	—
Interest collected	—	—	—	—	—	—	—	—
Warrants issued for debt modification	—	—	—	—	—	—	—	—
Deferred compensation expense related to stock options issued below fair market value	—	—	—	—	—	—	—	—
Deferred compensation expense	—	—	—	—	—	—	—	—
Restricted stock:
Forfeited	—	—	—	—	—	—	—	—
Amortization expense	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
BALANCES, December 31, 2004	27,931	$419,752	8,700	$62,000	125,400	$1,611,105	—	$—

	8% Class A		10% Class B		10% Class C		15% Class E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	—	$—	—	$—	—	$—	—	$—
Exercise of warrants	—	—	—	—	—	—	—	—
Cashless exercise of warrants	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	—	—
Reduction of stock subscriptions receivable for fees related to equity transactions	—	—	—	—	—	—	—	—
Acquisition of assets - Dinamo Entertainment, LLC.	—	—	—	—	—	—	—	—
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	—	—	—	—	—	—	—	—
Conversion of notes payable	—	—	—	—	—	—	—	—
Conversion of accrued interest	—	—	—	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—
Conversion of dividends payable	—	—	—	—	—	—	—	—
In lieu of cash for services	—	—	—	—	—	—	—	—
In lieu of cash for other current assets	—	—	—	—	—	—	—	—
In lieu of cash for deferred financing costs	—	—	—	—	—	—	—	—
Redemption of preferred stock	—	—	(310)	(3,100)	(350)	(3,500)	—	—
Discount on preferred stock related to warrants issued	—	—	—	—	—	—	—	—
Stock subscriptions receivable:
Cash payments	—	—	—	—	—	—	—	—
Interest collected	—	—	—	—	—	—	—
Increase in reserve	—	—	—	—	—	—	—	—
Warrants issued for services	—	—	—	—	—	—	—	—
Warrants issued in connection with deferred compensation	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
BALANCES, December 31, 2005	27,931	$419,752	8,390	$58,900	125,050	$1,607,605	—	$—

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	10% Class F		8% Class G		6% Class H		% Class I
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2002	—	$—	—	$—	—	$—	—	$—
Stock issued:
Cash	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—
Cashless exercise of warrants	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Reduction of stock subscriptions receivable for fees related to equity transactions	—	—	—	—	—	—	—	—
Acquisition of assets	—	—	—	—	—	—	—	—
Conversion of accounts payable	—	—	—	—	—	—	—	—
Conversion of notes payable	—	—	—	—	—	—	—	—
Conversion of accrued interest	—	—	—	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—
Conversion of dividends payable	—	—	—	—
Redemption of preferred stock	—	—	—	—	—	—	—	—
Intrinsic value of convertible feature	—	—	—	—	—	—	——	—
Discount on preferred stock related to warrants issued	—	—	—	—	—	—	—	—
Stock subscriptions receivable:
Cash payments	—	—	—	—	—	—	—	—
Increase reserve	—	—	—	—	—	—	—	—
Interest collected	—	—	—	—	—	—	—	—
Warrants issued:
Preferred stock	—	—	—	—	—	—	—	—
Common stock	—	—	—	—	—	—	—	—
Debt	—	—	—	—	—	—	—	—
Services rendered	—	—	—	—	—	—	—	—
Deferred compensation expense related to stock options issued below fair market value	—	—	—	—	—	—	—	—
Deferred compensation expense	—	—	—	—	—	—	—	—
Restricted stock:
Forfeited	—	—	—	—	—	—	—	—
Amortization expense	—	—	—	—	—	—	—	—
Embedded value with Laurus warrants	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
BALANCES, December 31, 2003	—	$—	—	$—	—	$—	—	$—

	10% Class F		8% Class G		6% Class H		% Class I
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	—	$—	40,245	$353,382	11.5	$984,173	—	$—
Exercise of warrants	—	—	—	—	—	—	—	—
Cashless exercise of warrants	—	—	—	—	—	—	—	—
Reduction of stock subscriptions receivable for fees related to equity transactions	—	—	—	—	—	—	—	—
Acquisition of assets - remaining 50% ownership of MBUSA	—	—	—	—	—	—	—	—
Acquisition of assets - URON, Inc.	—	—	—	—	—	—	—	—
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	—	—	—	—	—	—	—	—
Acquisition of assets - Minnesota Digital Universe, Inc.	—	—	—	—	—	—	—	—
Acquisition of assets - Rainbow Satellite Group, LLC.	200,000	2,000,000	—	—	—	—	—	—
Acquisition of assets - 21st Century Satellite Communications	—	—	—	—	—	—	—	—
Property and equipment	—	—	—	—	—	—	—	—
Conversion of notes payable	—	—	5,000	50,000	—	—	—	—
Conversion of accrued interest	—	—	—	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—
Conversion of dividends payable	—	—	—	—	—	—	—	—
In lieu of cash for services	—	—	—	—	—	—	—	—
In lieu of cash for other current assets	—	—	—	—	—	—	—	—
Stock repurchase	—	—	—	—	—	—	—	—
Conversion of preferred stock into mandatory redeemable preferred stock	(50,000)	(500,000)	—	—	—	—	—	—
Intrinsic value of convertible feature	—	—	—	(54,182)	—	—	—	—
Discount on preferred stock related to warrants issued	—	—	—	(169,303)	—	(984,173)	—	—
Stock subscriptions receivable:
Cash payments	—	—	—	—	—	—	—	—
Interest collected	—	—	—	—	—	—	—	—
Warrants issued for debt modification	—	—	—	—	—	—	—	—
Deferred compensation expense related to stock options issued below fair market value	—	—	—	—	—	—	—	—
Deferred compensation expense	—	—	—	—	—	—	—	—
Restricted stock:	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Amortization expense	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
BALANCES, December 31, 2004	150,000	$1,500,000	45,245	$179,897	11.5	$—	—	$—

	10% Class F		8% Class G		6% Class H		% Class I
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	—	$—	—	$—	—	$—	100,000	$9,480,000
Exercise of warrants	—	—	—	—	—	—	—	—
Cashless exercise of warrants	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	—	—
Reduction of stock subscriptions receivable for fees related to equity transactions	—	—	—	—	—	—	—	—
Acquisition of assets - Dinamo Entertainment, LLC.	—	—	—	—	—	—	—	—
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	—	—	—	—	—	—	—	—
Conversion of notes payable	—	—	—	—	—	—	—	—
Conversion of accrued interest	—	—			—	—	—	—
Conversion of preferred stock	—	—	—	—	(9.5)	—	(10,000)	—
Conversion of dividends payable	—	—	—	—	—	—	—	—
In lieu of cash for services	—	—	—	—	—	—	—	—
In lieu of cash for other current assets	—	—	—	—	—	—	—	—
In lieu of cash for deferred financing costs	—	—	—	—	—	—	—	—
Redemption of preferred stock	—	—	—	—	—	—	—	—
Discount on preferred stock related to warrants issued	—	—	—	—	—	—	—	(9,480,000)
Stock subscriptions receivable:
Cash payments	—	—	—	—	—	—	—	—
Interest collected	—	—	—	—	—	—	—	—
Increase in reserve	—	—	—	—	—	—	—	—
Warrants issued for services	—	—	—	—	—	—	—	—
Warrants issued in connection with deferred compensation	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
BALANCES, December 31, 2005	150,000	$1,500,000	45,245	$179,897	2	$—	90,000	$—

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Common Stock		Stock Subscriptions	Options and	Unamortized	Accumulated
	Shares	Amount	Receivable	Warrants	Compensation	Deficit	Total
BALANCES, December 31, 2002	13,110,477	$4,465,832	$(633,195)	$26,632,299	$(682,089)	$(29,715,999)	$2,642,285
Stock issued:
Cash	4,477,279	1,947,197	—	—	—	—	1,973,197
Exercise of warrants	258,790	262,030	—	—	—	—	262,030
Cashless exercise of warrants	141,529	—	—	—	—	—	—
Exercise of stock options	3,000	3,750	—	—	—	—	3,750
Reduction of stock subscriptions receivable for fees related to equity transactions	—	(36,977)	36,977	—	—	—	—
Acquisition of assets	—	—	—	—	—	—	76,500
Conversion of accounts payable	85,000	120,690	—	—	—	—	192,690
Conversion of notes payable	654,202	762,000	—	—	—	—	762,000
Conversion of accrued interest	63,539	66,172	—	—	—	—	66,172
Conversion of preferred stock	66,666	40,000	—	—	—	—	—
Conversion of dividends payable	187,164	113,209	—	—	—	—	113,209
Redemption of preferred stock	—	—	—	—	—	—	(93,100)
Intrinsic value of convertible feature	—	—	—	—	—	(500)	(27,202)
Discount on preferred stock related to warrants issued	—	—	—	—	—	—	(58,314)
Stock subscriptions receivable:
Cash payments	—	—	105,806	—	—	—	105,806
Increase reserve	—	—	71,000	—	—	—	71,000
Interest collected	—	—	1,327	—	—	—	1,327
Warrants issued:
Preferred stock	—	—	—	58,314	—	—	58,314
Common stock	—	—	—	2,050,507	—	—	2,050,507
Debt	—	—	—	883,711	—	—	883,711
Services rendered	—	—	—	321,920	—	—	321,920
Deferred compensation expense related to stock options issued below fair market value	—	—	—	—	367	—	367
Deferred compensation expense	—	—	—	—	47,114	—	47,114
Restricted stock:
Forfeited	(10,841)	(17,398)	—	—	17,398	—	—
Amortization expense	—	—	—	—	400,000	—	400,000
Embedded value with Laurus warrants	—	—	—	568,121	—	—	568,121
Preferred stock dividends	—	—	—	—	—	(248,689)	(248,689)
Net loss	—	—	—	—	—	(4,365,004)	(4,365,004)
BALANCES, December 31, 2003	19,036,805	$7,726,505	$(418,085)	$30,514,872	$(217,210)	$(34,330,192)	$5,807,711

	Common Stock
Stock issued:	Shares	Amount	Stock Subscriptions Receivable	Options and Warrants	Unamortized Compensation	Accumulated Deficit	Total
Cash	2,001,832	$2,059,093	$—	$791,483	$—	$—	$4,188,131
Exercise of warrants	273,403	390,279	—	—	—	—	390,279
Cashless exercise of warrants	133,742	—	—	—	—	—	—
Reduction of stock subscriptions receivable for fees related to equity transactions	—	(17,320)	17,320	—	—	—	—
Acquisition of assets - remaining 50% ownership of MBUSA	30,000	39,000	—	—	—	—	39,000
Acquisition of assets - URON, Inc.	180,000	235,800	—	—	—	—	235,800
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	135,076	270,152	—	—	—	—	270,152
Acquisition of assets - Minnesota Digital Universe, Inc.	2,300,000	3,960,000	—	—	—	—	3,960,000
Acquisition of assets - Rainbow Satellite Group, LLC.	—	—	—	—	—	—	2,000,000
Acquisition of assets - 21st Century Satellite Communications	230,333	364,584	—	—	—	—	364,584
Property and equipment	11,800	15,530	—	—	—	—	15,530
Conversion of notes payable	407,051	580,909	—	—	—	—	630,909
Conversion of accrued interest	47,393	56,687	—	—	—	—	56,687
Conversion of preferred stock	621,200	776,500	—	—	—	(337,536)	—
Conversion of dividends payable	156,110	124,618	—	—	—	—	124,618
In lieu of cash for services	213,464	329,581	—	—	—	—	329,581
In lieu of cash for other current assets	36,000	42,120	—	—	—	—	42,120
Stock repurchase	(27,500)	(62,975)	—	—	—	—	(62,975)
Conversion of preferred stock into mandatory redeemable preferred stock	—	—	—	—	—	—	(500,000)
Intrinsic value of convertible feature	—	—	—	457,500	—	54,182	457,500
Discount on preferred stock related to warrants issued	—	—	—	1,153,476	—	—	—
Stock subscriptions receivable:
Cash payments	—	—	6,731	—	—	—	6,731
Interest collected	—	—	2,770	—	—	—	2,770
Warrants issued for debt modification	—	—	—	68,652	—	—	68,652
Deferred compensation expense related to stock options issued below fair market value	—	—	—	—	115	—	115
Deferred compensation expense	—	—	—	—	12,599	—	12,599
Restricted stock:
Forfeited	(2,219)	(2,772)	—	—	2,772	—	—
Amortization expense	—	—	—	—	200,000	—	200,000
Preferred stock dividends	—	—	—	—	—	(307,101)	(307,101)
Net loss	—	—	—	—	—	(9,783,962)	(9,783,962)
BALANCES, December 31, 2004	25,784,490	$16,888,291	$(391,264)	$32,985,983	$(1,724)	$(44,704,609)	$8,549,431

	Common Stock
	Shares	Amount	Stock Subscriptions Receivable	Options and Warrants	Unamortized Compensation	Accumulated Deficit	Total
Stock issued:
Cash	1,281,614	$—	$—	$1,606,848	$—	$—	$11,086,848
Exercise of warrants	23,000	23,000	—	—	—	—	23,000
Cashless exercise of warrants	101,383	—	—	—	—	—	—
Exercise of options	2,000	1,960	—	—	—	—	1,960
Reduction of stock subscriptions receivable for fees related to equity transactions	—	(15,400)	15,400	—	—	—	—
Acquisition of assets - Dinamo Entertainment, LLC	475,000	702,500	—	—	—	—	702,500
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	70,000	105,000	—	—	—	—	105,000
Conversion of notes payable	1,513,996	1,541,996	—	—	—	—	1,541,996
Conversion of accrued interest	96,754	104,194	—	—	—	—	104,194
Conversion of preferred stock	1,616,668	1,898,001	—	—	—	(1,898,001)	—
Conversion of dividends payable	924,989	1,278,625	—	—	—	—	1,278,625
In lieu of cash for services	13,000	20,580	—	—	—	—	20,580
In lieu of cash for other current assets	200,000	218,000	—	—	—	—	218,000
In lieu of cash for deferred financing costs	33,334	36,000	—	—	—	—	36,000
Redemption of preferred stock	—	—	—	—	—	—	(6,600)
Discount on preferred stock related to warrants issued	—	—	—	9,480,000	—	—	—
Stock subscriptions receivable:
Cash payments	—	—	21,750	—	—	—	21,750
Interest collected	—	—	30,000	—	—	—	30,000
Increase in reserve	—	—	27,009	—	—	—	27,009
Warrants issued for services	—	—	—	9,829	—	—	9,829
Warrants issued in connection with deferred compensation	—	—	—	176,880	(29,479)	—	147,401
Restricted stock forfeited	(1,670)	(1,342)	—	—	1,342	—	—
Preferred stock dividends	—	—	—	—	—	(1,454,228)	(1,454,228)
Net loss	—	—	—	—	—	(7,475,000)	(7,475,000)
BALANCES, December 31, 2005	32,134,558	$22,801,405	$(297,105)	$44,259,540	$(29,861)	$(55,531,838)	$14,968,295

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(7,475,000)	$(9,783,962)	$(4,365,004)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and Amortization	5,095,561	3,610,057	996,379
Amortization of deferred compensation	147,401	212,714	447,481
Amortization of original issue discount	1,042,374	718,166	405,248
Gain on sale of segment	(253,356)	—	—
Common stock issued for services	20,580	329,581	—
Warrants issued for services	9,829	—	321,920
Impairment of goodwill	—	2,748,879	—
Loss (gain) on sale of property and equipment	(94,277)	26,217	79,394
Write off of notes receivable and investment	—	—	19,069
Change in allowance for doubtful accounts on accounts receivable	161,000	2,000	(13,000)
Reserve for stock subscriptions and interest receivable	27,009	—	71,000
Interest receivable on stock subscription receivable	—	—	1,327
Minority interest in earnings of subsidiary	—	—	(33,366)
Changes in operating assets and liabilities:
Accounts receivable	239,910	(1,160,198)	302,890
Inventories	(240,472)	1,105,372	(509,762)
Prepaid expenses and other	222,236	(7,664)	70,264
Other assets	(14,439)	(13,675)	(143,101)
Wholesale line of credit	(1,000,987)	(50,113)	(314,069)
Accounts payable and accrued liabilities	(1,482,170)	(229,855)	122,403
Customer deposits	4,286	4,475	—
Liabilities of discontinued operations	(375,000)	—	—
Deferred service obligations and revenue	148,457	198,361	(39,321)
Net cash flows from operating activities	(3,817,058)	(2,289,645)	(2,580,248)
INVESTING ACTIVITIES
Purchases of property and equipment	(976,477)	(748,704)	(526,936)
Purchases of intangible assets	(244,894)	—	—
Purchase of Dinamo Entertainment, LLC	(726,525)	—	—
Purchase of Ultravision	(287,050)	—	—
Purchase of Satellite Broadcasting Corporation	(200,000)	(221,624)	—
Purchase of Minnesota Digital Universe, Inc.	—	(1,009,730)	—
Purchase of Rainbow Satellite Group, LLC	—	(1,000,000)	—
Purchase of 21st Century Satellite Communication, Inc.	—	(250,000)	—
Proceeds from sale of business segment	1,682,184	—	—
Proceeds from short-term note receivable	400,000	—	—
Proceeds from sale of intangible assets	91,500	—	—
Proceeds from certificate of deposit	650,000	—	—
Payments received on notes receivable	2,843	—	—
Proceeds from sale of property and equipment	—	2,712	15,492
Payments for investment in joint venture	—	—	(64,878)
Purchase of certificate of deposit	—	(400,000)	(250,000)
Net cash flows from investing activities	391,581	(3,627,346)	(826,322)
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	(141,343)	83,558	147,398
Payments on short-term debt	(3,981,099)	(2,688,900)	—
Payments on long-term debt	(2,690,766)	(345,578)	(200,768)
Payments on capital lease obligations	(216,583)	(74,902)	(75,301)
Payments on note payable to stockholder	(51,964)	(29,590)	(9,609)
Payments for debt issuance costs	(25,000)	(198,337)	—
Payment on mandatory redeemable preferred stock	(166,666)	—	—
Proceeds from long-term debt and warrants issued with long-term debt	2,000,000	2,471,688	1,659,726
Proceeds from issuance of stock and warrants	11,086,848	4,188,131	4,023,704
Payments received on stock subscriptions receivable	51,750	9,501	105,806
Proceeds from note payable - stockholder	—	—	124,000
Redemption of common stock	(6,600)	(62,975)	—
Redemption of preferred stock	—	—	(93,100)
Exercise of warrants	23,000	390,279	262,030
Preferred stock dividends	(84,186)	(45,291)	(135,481)
Exercise of stock options	1,960	—	3,750
Net cash flows from financing activities	5,799,351	3,697,584	5,812,155
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,373,874	(2,219,407)	2,405,585
CASH AND CASH EQUIVALENTS - Beginning of Year	726,553	2,945,960	540,375
CASH AND CASH EQUIVALENTS - END OF YEAR	$3,100,427	$726,553	$2,945,960

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries, (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to multi-dwelling unit customers. The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2005, 2004 and 2003, the Company incurred net losses of $7,475,000, $9,783,962, and $4,365,004, respectively. At December 31, 2005, the Company had an accumulated deficit of $55,531,838. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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

On January 1, 2004, the Company merged Multiband into CTU.

Discontinued Operations

During the first quarter of 2005, the Company sold certain assets and transferred certain liabilities related to its Multiband Business Services (a/k/a CTU). The Company began discussions and efforts to sell these assets in the fourth quarter of 2004. These assets met the requirements of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Operations and cash flows will be eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled “Discontinued Operations”. All of the financial information in the notes to the consolidated financial statements reflects only the results of continuing operations (see Note 17).

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Revenues and Cost Recognition

The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonable assured; and (iv) product delivery has occurred or services have been rendered. Discontinued operations revenues were recognized as products were shipped based on FOB shipping point terms when title passed to customers.

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

Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products on one sales agreement, as installation of the product is essential to the functionality of the product. Revenue is recognized when the products are delivered and installed and the customer has accepted the terms and has the ability to fulfill the terms. This revenue has been included with discontinued operations. Service revenues related to technology products including consulting, training and support are recognized when the services are provided. Service revenues accounted for less than 10% of total revenues for the years ended December 31, 2005, 2004 and 2003. The Company, if the customer elects, enters into equipment maintenance agreements for products sold once the original manufacturer's warranty has expired. Revenues from all equipment maintenance agreements are recognized on a straight-line basis over the terms of each contract. Costs for services are expensed as incurred. This revenue has been included with discontinued operations.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

The Company reports the aforementioned voice, data, and video revenues on a gross basis based on the following factors: the Company has the primary obligation in the arrangement with its customers; the Company controls the pricing of its services; the Company performs customer service for the agreements; the Company approves customers; and the Company assumes the risk of payment for services provided. The Company reports DirecTV revenue on a net basis.

Multiband, Rainbow, MDU and MB USA user charges are recognized as revenues in the period the related services are provided in accordance with SAB 104. Any amounts billed prior to services being provided are reported as deferred service obligations and revenues.

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

Certificate of Deposit

The Company had a certificate of deposit which matured in December 2005.

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $386,000, and $225,000 at December 31, 2005 and 2004, respectively.

Inventories

Inventories, included as inventories and current assets of discontinued operations on the balance sheet, consisting principally of purchased telecommunication, networking and computer equipment and parts, are stated at the lower of cost or market. Cost is determined using an average cost method for telecommunication and networking equipment and the first-in, first-out (FIFO) method for computer equipment. Non-monetary exchanges of inventory items with third parties are recorded at the net book value of the items exchanged with no gains or losses recognized.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Debt Issuance Costs

Debt issuance costs are amortized over the life of the loans of approximately 18 to 36 months using the straight-line method, which approximates the interest method.

Goodwill and Other Intangible Assets

The Company applies the FASB SFAS No. 142, “Goodwill and Other Intangible Assets,” which sets forth new financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis.

The Company performed the required goodwill impairment test during the years ended December 31, 2005 and 2004. As part of compliance with this standard, the Company obtained an independent appraisal to assess the fair value of its business units to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any for the year ended December 31, 2004. For the year ended December 31, 2004, the independent appraisal used the discounted future returns method; future benefits over a period of time are estimated and then discounted back to present value. Based upon this independent appraisal, the Company determined that it was partially impaired. The Company recorded an impairment of $2,748,879 related to the Corporate Technologies (CTU) acquisition during the year ended December 31, 2004 and the impairment is included in discontinued operations on the consolidated statement of operations.

The Company reviewed goodwill and determined it was not impaired and is fairly stated at December 31, 2005. The balance of goodwill at December 31, 2005 and 2004 was $954,871 and $812,366, respectively (see Note 2).

Components of intangible assets are as follows:

	December 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Domain name	$83,750	$72,583	$83,750	$55,833
Access contracts	$60,000	$53,333	$60,000	$33,333
Debt issuance costs	$499,837	$306,152	$313,837	$47,214
Right of entry	$17,376,699	$4,806,401	$17,226,759	$1,933,294
Customer cable lists	$1,844,138	$702,413	$753,930	$286,967
Total	$19,864,424	$5,940,882	$18,438,276	$2,356,641
Intangible assets not subject to amortization
Goodwill	$954,871	$—	$812,366	$—

Amortization of intangible assets was $3,374,723, $2,301,016, and $33,291 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 , 2010 and 2011 is $3,471,076,$3,203,471, $3,021,413, $2,895,843, $1,104,026, and $227,705 , respectively. The weighted average remaining life of the intangibles is 4.1 years with right of entry average life of 5.6 years and customer cable lists of 4.0 years. The change in goodwill for 2005 relates to $150,000 of goodwill resulting from the asset purchase of Dinamo Entertainment, Inc. and a reduction of goodwill of $7,495 related to the sale of subscribers to Satellite Broadcasting Corporation (see Note 2). The Company believes the goodwill recorded of $954,871 will be deductible for tax purposes.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

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

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $202,701, $176,592, and $146,906, for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Shipping and Handling Costs

In accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company is including shipping and handling revenues in revenues and shipping and handling costs in cost of products and services (discontinued operations).

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

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to employees are recorded at fair value, as required by SFAS No. 123 "Accounting for Stock-Based Compensation," (SFAS No. 123), using the Black Scholes pricing model. The Company has adopted the disclosure only provision of SFAS No. 148, "Accounting for Stock-Based Compensation." Pursuant to APB No. 25 and related interpretations $0, $212,714 and $447,481 of compensation cost has been recognized in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003, respectively. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's loss attributable to common stockholders and basic and diluted loss per common share would have increased to the following pro forma amounts for the years ended December 31:

	2005	2004	2003
Loss attributable to common stockholders	$(10,827,229)	$(10,374,417)	$(4,613,693)
Pro forma loss attributable to common shares	$(11,277,908)	$(10,984,354)	$(5,363,381)
Basic and diluted loss attributable to common shareholders:
As reported	$(.37)	$(.45)	$(.29)
Pro forma loss attributable to common shares	$(.39)	$(.47)	$(.33)
Stock-based compensation:
As reported	$—	$212,714	$447,481
Pro forma	$450,679	$609,937	$749,688

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

In determining the compensation cost of the options granted during fiscal 2005, 2004, and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	2005	2004	2003
Risk-free interest rate	3.91%	3.31%	3.00%
Expected life of options granted	10 years	10 years	10 years
Expected volatility range	209%	184%	170%
Expected dividend yield	0%	0%	0%

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the years ended December 31, 2005, 2004 and 2003 were anti-dilutive.

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

Recently Issued Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Beginning with the quarterly period that begins January 1, 2006, the Company will be required to expense the fair value of employee stock options and similar awards. As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications. The impact of SFAS No. 123R for the year ending December 31, 2006 is estimated to be approximately $675,000 based on the value of the options outstanding as of December 31, 2005 that will vest during the year ended December 31, 2006. This estimate does not include any expenses for options that may be granted and vested during 2006.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3 The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant management estimates relate to the allowances for doubtful accounts, inventory obsolescence, stock subscriptions and interest receivable, property and equipment estimated useful lives, goodwill and intangible assets carrying value and the valuation of deferred income tax assets.

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

Property and equipment	$504,224
Access contracts	$60,000
Capital lease obligations	$(54,224)

Net purchase price	$510,000

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

The net purchase price of $510,000 consisted entirely of cash paid. The consolidated results of operations on an un-audited pro forma basis are not presented separately as the results do not differ significantly from historical amounts presented herein.

On December 31, 2003, the Company purchased, through MCS, certain customer lists from Florida Cable, Inc. (Florida Cable) for $300,000 which was paid to Florida Cable on January 2, 2004. In addition, the Company agreed to lease from Florida Cable equipment used in the operation of the cable television systems for six months for $1.00. After the six month lease period has expired, the Company has agreed to purchase the equipment for $165,000. At December 31, 2004, the outstanding balance related to the purchase of the equipment valued at $165,000 was $25,029 and was paid in full during 2005.

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

The terms of the escrow are as follows: 50,000 shares to be released upon URON providing the Company with documentation satisfactory to the Company of a release from a certain vendor or any related entity of all liabilities incurred to a certain vendor by URON; 120,000 shares to be released in 40,000 share increments upon the Company's receipt of distributable gross profits, generated by certain customers, in increments of $75,000 cash. The escrow shall be terminated 24 months after the date of the agreement and any shares not released will be rescinded to the Company. The Company must register all shares issued within one year from the date of issuance. The reason for the purchase of URON is to continue to expand the Company's services related to voice, data, and video services. The purchase price of $458,500 was allocated to customer list of $453,930 and property and equipment of $4,570. The customer list will be amortized over its estimated useful lives of two years and the property and equipment for fifteen months. At December 31, 2004, the Company was not obligated to issue any of the contingent shares of common stock. At December 31, 2005, the 170,000 contingent shares of common stock were rescinded. The value of the shares rescinded of $222,700 was recorded as an offset to amortization expense for the year ended December 31, 2005.

In April 2004, the Company, through MCS, purchased certain assets consisting of data and video subscribers and systems from Satellite Broadcasting Corporation and affiliates (SBC). The total purchase price for said assets was approximately $679,200.

On April 2, 2004, Multiband Corporation and subsidiaries (the Company) completed its acquisition of Minnesota Digital Universe, Inc. (MDU segment) for approximately 7.7 million dollars, half of which was paid for in Multiband Corporation common stock, valued at $1.75 per share, ($3,850,000), $1.1 million paid in cash and the balance in promissory notes due by January 2005. Included in the purchase price is $700,000 related to a finder’s fee. In December 2004, the notes with an outstanding balance of $990,000 were extended through May 2005, with $200,000 of the outstanding note balance being extended to July 2006. These notes are unsecured and bear no interest. The stock value was a negotiated price between the Seller and the Buyer. The consideration paid was based on the Company's analysis of likely future net income to be generated over a six year period by the acquired company. The cash was provided by funds the Company had previously raised in a private placement. The assets were acquired from Pace Electronics. Prior to the transaction, there was no material relationship between the owners of MDU and the Company other than the fact that Pace Electronics previously owned a 50% interest in a company subsidiary, Multiband USA, Inc., which Multiband bought out the remaining 50% of ownership from Pace Electronics in January 2004 for 30,000 shares of the Company's common stock valued at $39,000.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

With the MDU acquisition, the Company became a nationwide agent for DirecTV. MDU services nearly 75,000 video subscribers through a network of private cable operators located throughout the United States. The purchase also permits the Company to receive ongoing residual payments from DirecTV, during the term of the master system operator agreement with DirecTV, which initially had approximately 25 months remaining at the time of purchase.

On July 9, 2004, Multiband (the Company) completed its acquisition, which had an acquisition date of June 1, 2004, of the outstanding membership interests of Rainbow Satellite Group, LLC (Rainbow) (MCS segment), a provider of Satellite television services to multi dwelling units, for approximately 7.5 million dollars, two million of which was paid for in Multiband Preferred Stock, valued at $2.00 per share on a conversion formula to Multiband common stock, one million dollars of which was paid for in cash and the balance in promissory notes due by January 2005. In December 2004 these notes were extended to May 1, 2005 and paid off in full as of that date. Included in the purchase price is $321,850 related to a finders’ fee. These notes are collateralized by Rainbow assets and bear interest at the prime rate (7.25% and 5.25% at December 31, 2005 and 2004.) In connection with the debt extension, the Company issued 75,000 two year warrants with an exercise price of $1.35 valued at $68,652 using the Black Scholes pricing model. The stock value was a negotiated price between the Buyer and Seller. In the event Multiband defaults in the payment of said promissory notes, the former owners of Rainbow have certain rights to repurchase the aforementioned membership interests for 20% less than any sums Multiband has paid prior to the date of the default.

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

On August 9, 2004, Multiband Corporation (the Company) completed its acquisition of certain assets of 21st Century Satellite Communications, Inc. (21st Century) (MCS segment) for $1,080,754, $333,333 of which was paid for in Company stock, valued at $1.60 per share, $250,000 of which was paid for in cash and the balance in equipment lease payments due by August 2007. The stock value was a negotiated price between the Buyer and Seller. Included in the purchase price is $86,750 related to a finder’s fee. The consideration paid was based on the Company's analysis of the value of the acquired video equipment and related video subscribers totaling approximately 5,000. The cash was provided by funds Multiband had previously raised in a private placement. In connection with the acquisition, the Company incurred a $125,000 finder's fee which was paid for in Company stock, valued at $1.42 for a total of $31,250, and the remaining $93,750 was paid by December 31, 2004.

On August 26, 2005, the Company completed its acquisition of certain assets of Dinamo Entertainment, Inc.(Dinamo) (MCS segment) for $2,074,225, $652,500 of which was paid for in Company stock, valued at $1.50 per share (as negotiated between buyer and seller), $475,000 of which was paid for in cash, and the remaining balance of $600,000 as a note payable to the former owner payable in monthly payments of $14,091 including interest at 6% with a balloon payment of $317,933 due in November 2007. The note is collateralized by the assets acquired as part of the purchase. Included in the purchase price were assumed liabilities of $170,200. A portion of these liabilities were paid with $75,000 in cash at closing and 40,000 shares of Company stock with a fair market value of $50,000, with the remaining balance of $45,200 related to the assumption of capital leases. The Company has agreed to repurchase the 40,000 shares one year from closing if the fair market value in the 5 consecutive trading days immediately subsequent to the one year period falls below $1.25. In connection with the acquisition, the Company incurred a $176,525 finder’s fee paid in cash at closing. The consideration paid was based on the Company’s analysis of the value of the acquired video equipment and related video subscribers totaling about 3,000. The acquisition of Dinamo strengthens our presence in the California market.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

With these acquisitions, the Company has substantially increased its subscriber base.

	MDU	Rainbow	21st Century	Dinamo
Allocation of Purchase Price:
Total Cash/Stock Consideration	$7,000,000	$7,219,999	$987,000	$1,727,500
Add: Transaction Costs	726,550	361,850	93,754	176,525
Add: Liabilities assumed	2,030,373	319,921	—	170,200
Total Consideration	9,756,923	7,901,770	1,080,754	2,074,225
Less: Cash and accounts receivable	59,044	—	—	—
Less: Tangible assets	—	773,000	372,420	1,450,000
Less: Goodwill	—	800,000	—	150,000
Intangible assets, net	$9,697,879	$6,328,770	$708,334	$474,225

Goodwill was recorded on the Rainbow transaction based on a six year future projection of cash flows which indicated that those future cash flows would not equal or exceed total consideration paid for all intangible Rainbow assets. Goodwill of $150,000 was recorded on the Dinamo transaction based on a two year future projection of cash flows which indicated that those future cash flows would not equal or exceed total consideration paid for all intangible Dinamo assets. The goodwill is deductible for tax purposes.

Effective April 1, 2005, the Company purchased certain video assets (equipment and video subscribers) from Ultravision, Inc. (MCS segment) for $287,050 cash including a finder’s fee of $12,050.

Effective September 30, 2005, the Company sold certain video subscriber assets located in Ohio, Oklahoma and Texas to Satellite Broadcasting Corporation (SBC) (MCS segment). The Company sold 152 video subscribers for $167,000; $91,500 in cash and the balance in a three year note. Terms of this note include variable monthly payments at 7% with a balloon payment in October 2008. The Company recorded a gain on the sale of $94,277 for the year ended December 31, 2005. Effective the same date, the Company purchased approximately 550 video subscribers in Minnesota from SBC for a total purchase price of $420,125, paid as follows: $200,000 cash at closing; $105,000 in Company common stock valued at $1.50 per share (as negotiated by buyer and seller); and the assumption of a capital lease obligation of $105,000. Terms of this capital lease obligation include monthly payments of $3,223 including interest at 7% through November 2008 and is collateralized by assets purchased. Included in the purchase price is $10,125 related to a finder’s fee. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. The Company allocated the purchase price to intangibles of a right of entry contracts with a value of $315,125 and equipment of $105,000. The rights of entry contract will be amortized over its estimated useful life of 108 months.

The following un-audited pro forma condensed results of operations for the years ended December 31, 2005 and 2004 give effect to the acquisition of URON, MDU, Rainbow, and 21st Century as if such transactions had occurred on January 1, 2004.

The un-audited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

	2005		2004
	Consolidated as reported per Consolidated Statements of Operations	Pro Forma Disclosed	Consolidated as reported per Consolidated Statements of Operations	Pro Forma Disclosed

Revenues	$16,515,426	$16,515,426	$11,067,834	$14,562,983

Loss from continuing operations	(7,492,827)	(7,492,827)	(5,326,642)	(5,292,789)

Gain (Loss) from discontinued operations	17,827	17,827	(4,457,320)	(4,457,320)

Net loss	$(7,475,000)	$(7,475,000)	$(9,783,962)	$(9,750,109)

Basic and diluted loss per share:
Loss from continuing operations	$(.26)	$(.26)	$(.23)	$(.23)
Loss from discontinued operations	$—	$—	$(.19)	$(.19)
Net loss	$(.26)	$(.26)	$(.42)	$(.42)

Weighted average shares outstanding - basic and diluted	29,097,923	29,097,923	23,307,594	23,307,594

The un-audited pro forma results of operations for the years ended December 31, 2005 and 2004 as a result of the SBC, Florida Cable, Ultravision, and Dinamo acquisitions of video subscribers and video equipment are not material to the historical consolidated financial statements.

NOTE 3 - Property and Equipment

Property and equipment consisted of the following at December 31:

	2005	2004
Leasehold improvements	$780,924	$767,146
Property and equipment-owned	9,794,264	6,476,066
Property and equipment under capital lease obligations	932,963	988,594
Totals	11,508,151	8,231,806
Less accumulated depreciation & amortization	(5,904,006)	(3,509,685)
Less accumulated depreciation & amortization capital leases	(356,905)	(349,647)
	$5,247,240	$4,372,474

Depreciation and amortization expense on property and equipment for continuing operations was $1,664,651, $959,447 and $516,432 for the years ended December 31, 2005, 2004 and 2003, respectively.

Depreciation and amortization expense on property and equipment for the discontinued operations was $55,284, $345,985 and $432,366 for the years ended December 31, 2005, 2004 and 2003, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 4 - Notes Receivable

Notes receivable consisted of the following at December 31:

	2005	2004
Notes receivable - SBC-OK/TX, variable monthly principal payments based on revenue generated plus interest of 7%, due October 2008. Note is collateralized by certain assets.	$47,801	$—
Notes receivable - SBC-Ohio, variable monthly principal payments based on revenue generated plus interest of 7%, due October 2008. Note is collateralized by certain assets.	24,856	—
Total notes receivable	72,657	—
Less: current portion	(11,316)	—
Long-term portion of notes receivable	$61,341	$—

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2005	2004
Payroll and related taxes	$391,707	$389,394
Accrued preferred stock dividends	506,535	415,120
Accrued liability - vendor chargeback	1,347,673	1,901,972
Other	495,139	323,538
	$2,741,054	$3,030,024

NOTE 6 - Wholesale Line of Credit

At December 31, 2004, the Company had a $1,750,000 wholesale line of credit agreement with a financial institution, for the purchase of certain resale merchandise from certain suppliers. Interest was generally at 0% (if paid within certain terms of up to 45 days). The balance outstanding was $926,201 at December 31, 2004. The line of credit was paid off in full on March 31, 2005 (see Note 17).

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 7 - Long-term Debt

Long-term debt consisted of the following at December 31:

	2005	2004
Debenture payable - Convergent Partners I, L.P., see terms in note below.	$2,500,000	2,130,286
Demand debenture payable - Convergent Capital Partners I, L.P., monthly interest only payments at 14% through May 2007, due on demand or May 2007, collateralized by substantially all of the assets of the Company. Paid in full during 2005.	—	100,000
Note payable - Lexus Tower Limited Partnership, monthly installments of $5,987 including interest at 8.1%, due November 2010, collateralized by certain assets of the Company.	290,059	336,486
Note payable - Laurus Master Fund LTD, net of unamortized original issue discount and beneficial conversion of note payable into common stock of $379,929 and $794,391 at December 31, 2005 and 2004, monthly installments of $45,455 beginning in March 2004, including interest at prime rate (the prime rate used shall not be less than 4.00%) plus 3% (10.25% and 8.25% at December 31, 2005 and 2004) (effective interest rate of 174.6%), due through November 2006, collateralized by certain assets of the Company.	165,520	226,518
Notes payable, group of accredited institutional investors, net of original issue discount and beneficial conversion of note payable into common stock of $86,590 and $444,792 at December 31, 2005 and 2004. Interest is 6% payable semi-annually in cash or common stock at the Company’s election, due in November 2007, collateralized by certain assets of the Company and subordinated.	636,080	1,721,875
Note payable - Dell Marketing C.P., monthly installments of $10,000 beginning in September 2004 through August 2006, with a final payment of $65,021. This note does not bear interest and is unsecured.	145,021	265,021
Notes payable - Dinamo Entertainment, monthly installments of $14,091 beginning in November 2005, including interest at 6% due November 2007 with a final payment of $319,523. Collateralized by certain assets.	577,778	—
Note payable - Vern Swedin, Note payable in 18 monthly installments, beginning January 30, 2005 with an interest rate of 6%, unsecured and due in July 2006.	77,779	200,000

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

	2005	2004
Notes payable, interest at 5.25% to 20% due through May 2007, collateralized by certain assets of the Company.	40,559	42,998
Total long-term debt	4,432,796	5,023,184
Less: current portion	(616,260)	(1,524,527)
Long-term debt, net	$3,816,536	$3,498,657

Future maturities of long-term debt are as follows for the years ending December 31:

2006	$996,188
2007	1,217,890
2008	59,072
2009	2,564,011
Thereafter	62,153
Total future minimum payments	4,899,314
Less: original issue discounts and beneficial conversion feature	(466,518)
Total long-term debt	4,432,796
Less: current portion	(616,260)
Long-term debt, net	$3,816,536

In 2000, the Company entered into a $2,250,000 debenture agreement with Convergent Capital Partners I, L.P., with interest at 14% (effective interest rate of 18.4%) payable monthly and monthly payments of $102,273 from August 1, 2003 through June 1, 2005. The timing of repayment was changed to August 2005 through May 2007 as part of the amendment made in 2002. The debenture is collateralized by substantially all Company assets. In connection with this debenture, the Company issued 150,000 five-year warrants to purchase common stock at prices ranging from $1.50 to $5.20 per share. The proceeds of $2,250,000 were allocated between the debenture and the warrant based on the relative fair values of the securities at the time of issuance. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, is being amortized over the life of the debenture using the straight-line method, which approximates the interest method.

In 2002, the Company amended the debenture agreement with Convergent Capital Partners I, L.P., and borrowed an additional $150,000 with interest at 14% (effective interest rate of 18.4%) payable monthly and monthly principal payments from August 2005 through May 2007. In connection with this debenture, the Company issued an additional 500,000 seven-year warrants to purchase common stock at $1.10 per share. The additional warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, is being amortized over the life of the debenture using the straight-line method, which approximates the interest method. The Company was in violation of certain covenants of this debt agreement at December 31, 2004 and a waiver was obtained from the lender.

The outstanding note balance at December 31, 2004 was $2,130,286, net of original issue discount of $269,714. The Company paid $2,000,000 on the note in March 2005. In connection with the payment, the Company expensed the remaining original issue discount of $269,714 for the year ended December 31, 2005. Amortization expense on the original issue discount was $162,790 for the year ended December 31, 2004.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

In June 2005, the Company borrowed $2,000,000 from Convergent Capital Partners I, L.P. in connection with an amendment of original debt agreement. The amendment extended the due date to May 2009 and the Company is required to comply with certain financial covenants. The Company is required to pay monthly interest only payments through the due date. The outstanding balance of the debenture was $2,500,000 at December 31, 2005. The interest rate varies from 11% to 14% dependent on the Company’s stock prices (14% at December 31, 2005). The debenture agreement is collateralized by substantially all of the assets of the Company. The Company was in violation of certain covenants at December 31, 2005 and obtained a waiver from the lender.

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

In February 2003, the Company reached an agreement to convert $962,000 of its note payable with Pyramid Trading Limited Partnership to equity and to extend the due date to May 2004. Terms of the conversion state that the note will be converted to equity over a 14 month period at a price generally equivalent to a 10% discount to market price. The Company issued an additional 253,000 five-year warrants at an exercise price of $1.00 with the note payable extension. These warrants, valued at $208,447 using the Black Scholes pricing model, are being expensed over the remaining term of the note agreement. During the year ended December 31, 2003, the Company converted principal and accrued interest totaling $828,172 into 717,741 shares of common stock. During the year ended December 31, 2004, the Company converted principal and accrued interest totaling $212,111 into 153,034 shares of common stock. There was not an outstanding balance at December 31, 2005 and 2004.

In November 2003, the Company borrowed $1,500,000 and issued a three-year warrant to Laurus Master Fund, Ltd. to purchase 535,000 common shares at $2.21 per share through November 2006. The debt is also convertible into common stock of the Company at a conversion rate of $1.40 per share through November 2006. The proceeds of $1,500,000 were allocated between the note, the intrinsic value of the conversion option, and the fair value of the warrants using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 is being amortized over the life of the note using the straight-line method, which approximates the interest method. During the year ended December 31, 2004, the Company converted principal of $230,909 into 164,836 shares of common stock. During the year ended December 31, 2005, the Company converted principal of $98,000 into 70,000 shares of common stock.

In November 2004, the Company borrowed $2,166,667 from a group of accredited institutional investors. The notes are convertible into shares of common stock at a conversion rate of $1.00 per share through November 2007. The notes accrue interest at the rate of 6% per annum, which interest is payable semi-annually in cash or common stock at the Company's election. The proceeds of $2,166,667 were allocated between the notes and the intrinsic value of the conversion option. The resulting original issue discount and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 is being amortized over the life of the note using the straight-line method, which approximates the interest method. These notes are collateralized by certain assets and are subordinated. During the year ended December 31, 2005, the Company converted principal of $1,443,996 and accrued interest of $80,627 into 1,524,623 shares of common stock.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 8 - Capital Lease Obligations

The Company has lease financing facilities for property, equipment and leasehold improvements. Leases outstanding under these agreements bear interest at an average rate of 11.47% and expire through June 2009. The obligations are collateralized by the property under lease. Total cost and accumulated amortization of the leased equipment was $932,963 and $359,605 at December 31, 2005 and $988,593 and $349,647 at December 31, 2004. Amortization expense related to these obligations is included in depreciation expense.

Future minimum capital lease payments are as follows for the years ending December 31:

2006	$220,487
2007	379,191
2008	83,195
2009	22,266
Total	705,139
Less: amounts representing interest	(72,558)
Present value of future minimum lease payments	632,581
Less: current portion	(179,932)
Capital lease obligations, net of current portion	$452,649

NOTE 9 - Note Payable - Stockholder

On June 30, 2003, the Company borrowed $124,000 from a stockholder of the Company with monthly payments of $5,600 including interest at 7.85%, due in June 2005, and unsecured. The balance due at December 31, 2005 and 2004 is $32,837 and $84,801, respectively. Interest expense related to this note payable was $1,942, $4,709 and $1,592 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 10 - Stockholders' Equity

Capital Stock Authorized

The articles of incorporation authorize the Company to issue 100,000,000 shares of no par capital stock. Authorization to individual classes of stock is determined by a Board of Directors resolution. The authorized classes of stock are the following: 275,000 shares of Class A cumulative convertible preferred stock, 60,000 shares of Class B cumulative convertible preferred stock, 250,000 shares of Class C cumulative convertible preferred stock, 250,000 shares of Class D cumulative convertible preferred stock, 400,000 shares of Class E cumulative convertible preferred stock, 500,000 shares of Class F cumulative convertible preferred stock, 600,000 shares of Class G cumulative convertible preferred stock, 15 Shares of Class H cumulative convertible preferred stock and 100 shares of Class I cumulative convertible preferred stock.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Cumulative Convertible Preferred Stock

Dividends on Class A, Class B, Class C, Class D, Class E, Class F, Class G and Class H cumulative convertible preferred stock are cumulative and payable quarterly at 8%, 10%, 10%, 14%, 15%, 10%, 8%, and 6% per annum, respectively. Dividends on Class I Preferred Stock are paid at a variable rate tied to prime and are payable monthly. Cumulative convertible preferred stock can be converted into common shares at any time as follows: Class A and Class B - five shares, Class C - two shares, Class D - two and one-half shares, Class E - eight shares, Class F- five shares, Class G- six and one quarter shares, and Class H is convertible at $1.00 per share. Class I is convertible at $1.50 per share. The intrinsic value of any beneficial conversion option is recorded as preferred stock dividends at the time of preferred stock issuance. Dividends on Class B preferred are cumulative and payable monthly at 10% per annum. The Class B preferred was offered to certain note payable holders at a conversion of $10 per Class B preferred share. The dividends are based on $10.00 per share for Class A, B, C, D, E, F and G cumulative preferred stock. Dividends for Class H cumulative preferred stock are based on 6% of the stated liquidation preference amount per share per annum. Dividends for Class I cumulative preferred stock are based on $100 per share. All preferred stock is non-voting. Warrants to purchase shares of the Company's common stock were given with the issuance of Class A, Class B, Class D, Class E, Class G and Class H preferred stock and were valued at fair value using the Black Scholes pricing model. The Company may, but is not obligated to, redeem the preferred stock at $10.50 per share for Class A and Class B and $10.00 per share for Class C, Class D, Class E, Class F, and Class G whenever the Company's common stock price exceeds certain defined criteria as defined in the preferred stock agreements. The Class H shares can be redeemed for $100,000 per share. The Class I shares can be redeemed for $100 per share. Upon the Company's call for redemption, the holders of the preferred stock called for redemption have the option to convert each preferred share into shares of the Company's common stock. Holders of preferred stock cannot require the Company to redeem their shares with the exception of the 50,000 shares of Class F converted into mandatory redeemable preferred stock (see below). The liquidation preference is the same as the redemption price for each class of preferred stock.

Series I Convertible Preferred Stock

On February 3, 2005, Multiband Corporation completed a $10 million private placement of the Company’s Series I Convertible Preferred Stock. The offering was made by Mercator Advisor Group, LLC of Los Angeles, California, through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, LP., Mercator Momentum Fund III, LP., and certain investors. Under the terms of the preferred stock offering, the Company issued 100,000 shares of its Series I Convertible Preferred Stock in the aggregate offering amount of $10 million. The shares of Series I Convertible Preferred Stock contain a monthly dividend that is payable at prime plus 10% through August 31, 2005, at prime rate from September 1, 2005 through August 31, 2006, and at prime rate plus 1% thereafter, (7.25% at December 31, 2005). The preferred shares are convertible into 7,142,858 shares of common stock at the fixed rate of $1.50 per share. In addition, the investors received three-year warrants to purchase shares of Common Stock at exercise prices of $1.57 and $1.73 per share. The Company was also required to file a registration statement providing for the resale of shares issuable upon the conversion of the Series I Convertible Preferred Stock and upon exercise of the warrants which was declared effective in September 2005.

Mandatory Redeemable Preferred Stock

In 2004, the Company issued 50,000 shares of mandatory redeemable preferred stock valued at $500,000 pursuant to the purchase of Rainbow and a put option given to the Rainbow sellers. During 2005, the Rainbow sellers exercised $166,666 value of the put option equal to 16,666 shares of preferred stock. The mandatory redeemable preferred stock had an outstanding balance of $333,334 and $500,000 as of December 31, 2005 and 2004, respectively. In January 2006, an additional $53,334 value of preferred stock was redeemed equal to 5,334 shares of preferred stock.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Stock Compensation Plans

The Company has a 1999 Stock Compensation Plan, which permits the issuance of restricted stock and stock options to key employees and agents. All outstanding incentive stock options granted under the prior 1997 Stock Options Plan continues until all agreements have expired. There are 4,300,000 shares of common stock reserved for issuance through restricted stock, non-qualified stock option awards and incentive stock option awards. The Plans also provide that the term of each award be determined by the Board of Directors. Under the Plans, the exercise price of incentive stock options may not be less than the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

The Company also has a 2000 Non-employee Director Stock Compensation Plan, which permits the issuance of stock options for 800,000 shares of common stock to non-employee directors. The exercise price of the stock options is the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan, which allows for the sale of 400,000 shares of Company common stock to qualified employees. At December 31, 2005 and 2004, no shares were issued under the Plan.

Stock Subscriptions Receivable

The Company has stock subscriptions receivable including interest receivable totaling $297,105 and $391,264 due to the Company at December 31, 2005 and 2004, respectively, from the issuance of common stock. The agreements require monthly interest only payments at interest ranging from 2% to 10% on the outstanding receivable balances. One stock subscription receivable was due in December 2003 and is past due. The second stock subscription receivable was due in March 2006 and the Company expects to extend this receivable for another 6 to 12 months. The third stock subscription receivable agreement was amended in February 2006 with the entire balance due on August 1, 2006. The receivables are collateralized by the common stock issued. At December 31, 2005 and 2004, the Company has reserved $98,000 and $71,000 related to stock subscriptions and interest receivable deemed to be uncollectible. The Company does not record interest receivable on the outstanding receivable balance once they have determined it to be uncollectible.

Restricted Stock

The Company awards restricted common shares to selected employees. Recipients are not required to provide any consideration other than services. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The intrinsic value at the date of grant related to the shares awarded is generally amortized over three years, the vesting term of the awards. Compensation expense recorded during the years ended December 31, 2005, 2004, and 2003 in connection with the amortization of the award cost was $1,342, $8,404 and $47,119 respectively.

Restricted stock activity is as follows for the years ended December 31:

	2005	2004	2003
Outstanding, January 1	2,672	17,019	45,066
Issued	—	—	—
Vested	(1,002)	(12,128)	(17,204)
Forfeited	(1,670)	(2,219)	(10,843)
Outstanding, December 31	—	2,672	17,019

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Stock Options

Stock option activity is as follows for the years ended December 31:

	Options			Weighted-Average Exercise Price
	2005	2004	2003	2005	2004	2003
Outstanding, January 1	2,188,432	1,657,432	1,093,157	$1.71	$1.81	$2.45
Granted	1,513,775	621,500	747,775	1.43	1.48	1.35
Exercised	(2,000)	—	(3,000)	.98	—	1.25
Forfeited	(640,275)	(90,500)	(180,500)	1.87	2.21	4.49
Outstanding, December 31	3,059,932	2,188,432	1,657,432	$1.54	$1.71	$1.81

The weighted average grant date fair value of options granted during the years ended December 31, 2005, 2004, and 2003 was $0.48, $1.48 and $1.20 respectively. Options exercisable at December 31, 2005 and 2004 were 1,623,990 and 1,853,998, respectively.

Options outstanding and exercisable as of December 31, 2005 are as follows:

			Outstanding			Exercisable
				Weighted - Average
Range of Exercise Prices			Options	Exercise Price	Remaining Contractual Life-Years	Options	Weighted- Average Exercise Price
$.60			180,000	$0.60	3.36	180,000	$0.60
$.93	to	$1.38	717,000	1.25	8.38	333,000	2.70
$1.40	to	$1.89	1,850,266	1.48	8.17	800,324	3.42
$2.00	to	$2.88	199,000	2.03	3.92	197,000	2.05
$3.98	to	$4.75	86,666	4.45	4.65	86,666	4.45
$6.00	to	$6.75	27,000	6.44	3.67	27,000	6.44
$.60	to	$6.75	3,059,932	$1.54	7.52	1,623,990	$2.90

Stock Warrants

Stock warrants activity is as follows for the years ended December 31:

	Outstanding			Weighted - Average Exercise Price
	2005	2004	2003	2005	2004	2003
Outstanding, January 1	11,795,641	7,421,874	4,327,396	$1.64	$1.83	$2.05
Granted	9,040,523	4,902,658	3,687,447	1.71	1.35	1.53
Exercised	(498,966)	(528,891)	(556,881)	.99	1.46	1.53
Forfeited	(1,621,219)	—	(36,088)	1.80	—	3.59
Outstanding, December 31	18,715,979	11,795,641	7,421,874	$1.68	$1.64	$1.83

The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2005, 2004, and 2003 was $1.33, $1.16 and $1.10, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Warrants outstanding and exercisable as of December 31, 2005, are as follows:

				Weighted - Average
Range of Exercise Prices			Warrants	Remaining contractual life	Exercise prices
$.85	to	$1.25	5,663,152	3.85	$1.19
$1.35	to	$2.20	10,691,583	4.07	1.71
$2.21	to	$3.00	1,802,824	1.55	2.26
$3.56	to	$5.20	558,420	0.51	4.11
$.85	to	$5.20	18,715,979	3.65	$1.68

Stock warrants issued for the years ended December 31 were awarded for:

	2005	2004	2003
Common stock	1,281,614	579,799	1,812,259
Services rendered	616,051	828,278	941,288
Preferred stock	7,142,858	3,419,581	145,900
Debt issuance and guarantees	—	75,000	788,000
	9,040,523	4,902,658	3,687,447

During the year ended December 31, 2005, the Company issued to common stock investors, 1,281,614 five-year warrants with a weighted average exercise price of $2.00.

During the year ended December 31, 2005, the Company issued 458,251 five-year warrants for services relating to equity financing with a weighted average exercise price of $1.92.

During the year ended December 31, 2005, the Company issued 7,800 three year warrants with a weighted-average exercise price of $2.20 for services related to investor relations. These warrants were valued at $9,829 using the Black Scholes pricing model.

During the year ended December 31, 2005, the Company issued five-year warrants to purchase 150,000 shares of the Company’s common stock to consultants with an exercise price $1.30 per share. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete. The Company recorded an expense of $147,401 for the year ended December 31, 2005 in accordance with EITF 96-18.

During the year ended December 31, 2005, the Company issued to preferred stock investors 7,142,858 three-year warrants with a weighted average exercise price of $1.65.

During the year ended December 31, 2005, 475,966 warrants were exercised with a weighted average exercise price of $0.99. Based on the warrant agreements, these warrants were exercised in lieu of cash with the warrant holder receiving 101,383 shares of common stock.

During the year ended December 31, 2005, 23,000 warrants were exercised for cash at an exercise price of $1.00.

During the year ended December 31, 2004, the Company issued to common stock investors 579,799 two to five year warrants with a weighted average exercise price of $2.21.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

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

The fair value of stock warrants is the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	3.52%	2.96%	2.37%
Expected life	4.28 years	3.35 years	3.4 years
Expected volatility	205%	184%	170%
Expected dividend rate	0%	0%	0%

NOTE 11 - Income Taxes

The Company has generated federal and state net operating losses of approximately $34,681,000 and $13,147,000, respectively, which, if not used, will begin to expire in 2007. Future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The change in the valuation allowance was $(531,000), $3,529,000, and $1,722,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Components of net deferred income taxes are as follows at December 31:

	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$13,872,000	$11,143,000
Goodwill, including impairment	347,000	1,145,000
Amortization of intangibles	737,000	559,000
Asset valuation reserves	223,000	577,000
Accrued liabilities	370,000	69,000
	15,549,000	13,493,000
Less valuation allowance	(12,672,000)	(13,203,000)
	2,877,000	290,000
Deferred income tax liabilities:
Value of intangible related to stock purchase of MDU	(2,746,000)	—
Depreciation	(131,000)	(290,000)
Net deferred income tax assets	$—	$—

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2005	2004	2003
Federal statutory tax rate benefits	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(6.0)	(6.0)	(6.0)
Change in valuation allowance	37.7	36.1	39.6
Other	2.3	3.9	0.4
Effective tax rate	0.0%	0.0%	0.0%

The Company has the following net operating loss carryforwards at December 31, 2005, for income tax purposes:

Year of Expiration	Federal Net Operating Loss	State Net Operating Loss
2007	$501,000	$501,000
2008	59,000	57,000
2009	22,000	22,000
2011	595,000	575,000
2012	25,000	-
2018	1,122,000	1,096,000
2019	1,585,000	992,000
2020	4,839,000	1,587,000
2021	4,726,000	1,435,000
2022	4,353,000	1,230,000
2023	4,275,000	1,239,000
2024	4,933,000	1,737,000
2025	7,646,000	2,676,000
	$34,681,000	$13,147,000

Under Internal Revenue Code Section 382, utilization of federal losses expiring prior to 2019 is limited to approximately $375,000 each year.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 12 - Supplemental Cash Flows Information

	2005	2004	2003
Cash paid for interest	$579,449	$1,409,095	$436,061
Non-cash investing and financing transactions:
Note receivable recorded for sale of discontinued operations	400,000	—	—
Note receivable recorded on sale of intangibles to Satellite Broadcasting Corporation	75,500	—	—
Issuance of common stock for purchase of Satellite Broadcasting Corporation intangibles	105,000	—	—
Common stock issued in relation to acquisition of Dinamo Entertainment, LLC	702,500	—	—
Common stock issued in lieu of cash for deferred financing costs	36,000	—	—
Common stock issued in lieu of cash for other current assets	218,000	—	—
Warrants issued for deferred compensation	213,120	—	—
Issuance of accrued liabilities for debt issuance costs	125,000	—	—
Property and equipment in lieu of cash for accounts receivable	—	61,312	—
Issuance of preferred and common stock for acquisition of assets	—	57,650	76,500
Current liabilities converted to stock	—	—	192,690
Purchase of customer lists and equipment through payable to Florida Cable	—	—	465,000
Notes payable and accrued interest converted to common and preferred stock	1,646,190	637,596	828,172
Conversion of preferred stock to common stock	1,898,001	776,500	40,000
Conversion of note payable into preferred stock	—	50,000	—
Conversion of preferred stock into mandatory redeemable preferred stock	—	500,000	—
Reduction of stock subscription receivable related to commission earned on equity transactions	15,400	17,320	36,977
Warrants issued related to modifications of long-term debt	—	—	208,447
Warrants issued for modification of short-term debt	—	68,652	—
Conversion of preferred stock dividends into common stock	1,278,625	124,618	113,209
Issuance of common stock for acquisition of assets - SBC	—	270,152	—
Capital lease assumed in acquisition of equipment from SBC	105,000	187,424	—
Issuance of common stock, short-term debt, and long-term debt for acquisition of MDU	—	6,660,000	—
Issuance of preferred stock, short-term debt and accrued expenses for acquisition of Rainbow	—	6,541,849	—
Issuance of common stock and accrued expenses for acquisition of assets - 21st Century	—	364,584	—

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

	2005	2004	2003
Capital lease assumed in acquisition of equipment from 21st Century	—	372,420	—
Issuance of common stock and contingent liability for acquisition of assets - URON, Inc.	—	458,500	—
Issuance of common stock for remaining 50% ownership of MBUSA	—	39,000	—
Note payable issued in relation to acquisition of Dinamo Entertainment, LLC	600,000	—	—
Capital lease assumed in acquisition of equipment from Dinamo Entertainment, LLC	45,200	—	—
Property and equipment acquired through capital lease obligation	16,185	—	—

NOTE 13 - Retirement Savings Plan

The Company has 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company made no discretionary contributions for any of the years presented.

NOTE 14 - Commitments and Contingencies

Operating leases

Office space was leased from an LLC which an officer of the Company was partial owner of through August 2003. In addition to basic monthly rents ranging from $16,640 to $17,653, the Company paid building maintenance costs, real estate taxes and assessments. During 2003, the Company converted $72,000 of accrued rent into 7,200 shares of Class C preferred stock. At December 31, 2004, accrued rent of $19,500 was owed to this related party. The balance was paid during 2005. In August 2003, the Company signed a new lease agreement with an unrelated party.

The Company has various other operating leases for its corporate office space, vehicles and various equipment with lease terms expiring at various dates through August 2017. The monthly base rents range from $52,000 to $59,000, net of payments received from subleases. The leases contain provisions for payments of real estate taxes, insurance and common area costs. In July 2003, the Company entered into an agreement to sublease a portion of their office space through August 2008 for approximately $5,000 per month. In March 2006, the sublessee executed the early out option in the lease (See Note 18). Total amount to be paid of approximately $57,000 includes rent through August 2006 and a penalty as stated in the lease for the early out option.

Total rent expense for the years ended December 31, 2005, 2004 and 2003 including common area costs and real estate taxes was approximately $622,000, $634,000 and $578,000, respectively. Rent expense with related parties for December 31, 2003 was approximately $59,000. No related party rent was paid for the years ended December 31, 2005 and 2004. Rent expense is net of any rent allocation attributable to the space occupied by Corporate Technologies, LLC. (Note 17).

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Future minimum rental payments, net of payments received from subleases, are as follows for the years ending December 31:

Year	Amount
2006	$614,000
2007	712,000
2008	734,000
2009	729,000
2010	364,000
Thereafter	3,652,000
$6,805,000

Significant Relationship

The Company is master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August 2005. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company’s DirecTV agreement would have a material adverse impact on the Company’s on-going operations. Revenues generated from DirecTV amounted to 51.90% and 52.77% of total revenue in 2005 and 2004, respectively. Accounts receivable from this customer was 54.36% and 41.65% of total accounts receivable as of December 31, 2005 and 2004, respectively.

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

Letter of credit

The Company has a letter of credit for $36,400 which expires in December 2006.

NOTE 15 - Related Party

The Company had revenues from companies that are associated with a director, who was elected to the board of directors during 2003, of approximately $0, $0, $1,124,000 for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, the Company had accounts receivable outstanding from these companies of approximately $0, $140,000, and $142,000 at December 31, 2005, 2004, and 2003, respectively. The aforementioned director resigned from the Company’s board in October 2005 and thus is no longer a related party as of December 31, 2005.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 16- Business Segments

The Company has the following business segments. Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. The MDU segment represents results as the master service operator for DirecTV. The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers. The discontinued operations segment includes the Multiband Business Services segment (see Note 17).

Segment disclosures are as follows:

Year Ended December 31, 2005	Multiband Corp	MDU	MCS	Discontinued Operations	Total
Revenues	$—	$8,572,160	$7,943,266	—	$16,515,426
Income (loss) from operations	(3,071,040)	2,691,921	(5,458,620)	—	(5,837,739)
Identifiable assets	4,273,913	7,984,082	14,013,410	—	26,271,405
Depreciation and amortization	221,885	1,604,316	2,954,235	—	4,780,436
Capital expenditures	29,021	—	904,616	42,840	976,477

Year Ended December 31, 2004	Multiband Corp	MDU	MCS	Discontinued Operations	Total
Revenues	$—	$5,840,138	$5,227,696	—	$11,067,834
Income (loss) from operations	(1,842,957)	863,149	(3,314,799)	—	(4,294,607)
Identifiable assets	775,708	9,708,448	15,467,274	682,282	26,633,712
Depreciation and amortization	244,967	1,203,236	1,984,576	—	3,432,779
Capital expenditures	9,772	—	481,252	257,680	748,704

Year Ended December 31, 2003	Multiband Corp	MDU	MCS	Discontinued Operations	Total
Revenues	$—	$—	$1,441,118	—	$1,441,118
Loss from operations	(1,941,271)	—	(1,215,667)	—	(3,156,938)
Identifiable assets	3,112,904	—	6,383,013	4,406,968	13,902,885
Depreciation and amortization	547,423	—	518,227	—	1,065,650
Capital expenditures	13,342	—	89,547	424,047	526,936

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system. Depreciation and amortization above does not include depreciation and amortization related to discontinued operations. The cash flow statements presentation of depreciation and amortization includes the depreciation and amortization from discontinued operations.

NOTE 17- Sale of Business Segment

Sale of Multiband Business Services segment

After the close of business on March 31, 2005, the Company completed the sale of certain assets and liabilities relating to its Multiband Business Services (MBS, a/k/a Corporate Technologies USA) division. The buyer was North Central Equity LLC (“Buyer”).

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

The following are condensed statements of operations of the discontinued operations:

Statement of Operations	2005	2004	2003
Revenues	$3,845,069	$18,604,855	$21,199,303
Cost of sales	2,846,750	14,564,286	15,067,483
Selling, general and administrative	1,122,220	5,092,867	6,038,823
Depreciation and amortization	56,188	345,985	432,366
Loss from operations	(180,089)	(1,398,283)	(399,369)
Impairment of goodwill	—	(2,748,879)	—
Other income (expense)	(55,440)	(310,158)	(353,587)
Net Loss	$(235,529)	$(4,457,320)	$(692,956)

The Company has recorded $1 million in deferred rent liability in relation to the sale of the MBS business segment. This liability is amortized over the 24 month term of the sublease. Amortization has been netted with rent expense and the resulting income of $87,587 is included in other income (expense) for the year ended December 31, 2005.

NOTE 18 - Subsequent Event

On March 1, 2006, Corporate Technologies, LLC. (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota (see Note 14 Commitments and Contingencies) for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease the Company entered into a guaranty with CTLLC whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligations during months 1-12 and 43-60 of the lease. This guaranty has no effect on the Company’s consolidated financial statements for the year ended December 31, 2005. The Company is in the process of determining the value, if any, that should be assigned to the guaranty for 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To Stockholders, Board of Directors and Audit Committee
Multiband Corporation and subsidiaries
New Hope, Minnesota

Under date of March 8, 2006, we reported on the consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005, 2004 and 2003 as contained in the annual report on Form 10-K for the year ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
March 8, 2006

MULTIBAND CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
2005	$225,000	$161,000	$—		$386,000
2004	223,000	2,000	—		225,000
2003	236,000		13,000	(A)	223,000
Notes receivable:
2005	—	—	—		—
2004	—	—	—		—
2003	30,000		30,000	(A)	—
Stock subscriptions and interest receivable
2005	71,000	27,009	9		98,000
2004	71,000	—	—		71,000
2003	—	71,000	—		71,000

(A)	Write-off uncollectible receivables

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.

Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to him material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has determined the risks associated with the lack of segregation of duties are insignificant based on the close involvement of management in day-to-day operations (i.e. tone at the top, corporate governance, officer oversight and involvement with daily activities, and other company level controls).  The potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

Item 9B. None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

Information with respect to the directors and executive officers of the Company set forth under “Information Concerning Directors, Nominees and Executive Officers” and under “Compliance with Section 16 (a) “in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2006, is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to Executive Compensation set forth under “Executive Compensation” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2006 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management, set forth under “Beneficial Ownership of Principal Shareholders and Management” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2006, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to certain relationships and related transactions, set forth under “Information Concerning Directors, Nominees and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2006, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Company selected Virchow, Krause & Company, LLP (“Virchow Krause”), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company’s consolidated financial statements for the years ended December 31, 2005, 2004 and 2003. The following table details the fees paid to Virchow Krause for the years ended December 31, 2005 and 2004.

	2005	2004
Audit Fees	$154,180	$128,479
Audit-Related Fees	36,985	38,950	(1)
Tax Fees	13,990	15,540
Total	$205,155	$182,969

(1)	Fees related to review of Form S-1 filings, audits of acquisition and pro-forma required by Form 8-K rules, and responding to SEC comment letter.

The Company’s Audit committee consists of Frank Bennett, Jonathan Dodge and Donald Miller. All three are considered audit committee financial experts independent from managers. The Company’s current audit committee charter has been filed previously as exhibit 3.5. The audit committee is responsible for engaging the audit firm and fees related to their services.

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. Approximately 95 % of the fees paid to Virchow Krause were pre-approved by the audit committee.

No services in connection with appraisal or valuations services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.

Item 15. Exhibits and Financial Statement Schedules.

A. Exhibits

Exhibit 3.5 states Multiband’s code of ethics for its senior officers. A copy of said code will be provided upon written request. Any waivers or amendments to said code will be posted to Multiband’s website or disclosed in an 8K filing.

Exhibit 3.6 provides Multiband’s Audit committee charter

Exhibits

See Index to Exhibits on page 51 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIBAND CORPORATION

Date: March 31, 2006	By:	/s/ James L. Mandel

Name: James L. Mandel Title: Chief Executive Officer

Date: March 31, 2006	By:	/s/ Steven M. Bell

Name: Steven M. Bell Title: Chief Financial Officer (Principal Financial and Accounting Officer)

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

4.2	Form of Warrant Agreement(1)
4.3	Warrant Agreement with James Mandel dated December 29, 1999(1)
4.4	Warrant Agreement with Marvin Frieman dated December 29, 1999(1)
4.5	Warrant Agreement with Pierce McNally dated December 29, 1999(1)
4.6	Warrant Agreement with Enstar, Inc. dated December 29, 1999(1)
4.7	Warrant Agreement with David Ekman dated December 29, 1999(1)
4.8	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class C Cumulative Convertible Stock(2)
4.9	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 14% Class D Cumulative Convertible Stock(2)
4.10	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 15% Class E Cumulative Convertible Stock(2)
4.11	Securities Purchase Agreement Dated September 18, 2003 (6)
4.12	Secured Convertible Note Agreement (7)
4.13	Wholesale Services Agreement Dated March 4, 2004 (8)
4.14	Note Purchase Agreement (11)
4.15	Series H Preferred Documents (12)
4.16	Series I Preferred Documents (13)
5.1	Opinion of Steven M. Bell, Esq.(6)
10.1	Vicom Lease with Marbell Realty dated June 20, 1996(1)
10.2	Employment Agreement with Marvin Frieman dated October 1, 1996(1)
10.3	Employment Agreement with Steven Bell dated October 1, 1996(1)
10.4	Employment Agreement with James Mandel dated August 14, 1998(1)
10.5	Vicom Associate Agreement with NEC America, Inc. dated June 1999(1)
10.6	Loan Agreement with Wells Fargo dated June 17, 1999(1)
10.7	Employment Agreement with David Ekman dated December 29, 1999(1)
10.8	Debenture Loan Agreement with Convergent Capital dated March 9, 2000(1)
10.9	Corporate Technologies, USA, Inc. lease with David Ekman dated January 19, 2000(1)
10.10	Amendment dated July 11, 2000 to debenture loan agreement with Convergent Capital dated March 9, 2000.(2)
10.11	Corporate Technologies agreement with Siemens dated December 14, 2001(4)
10.12	Note with Pyramid Trading, L.P. (4)
10.14	Employment Agreement of Steven M. Bell dated January, 1, 2002(5)
10.15	Employment Agreement of James Mandel dated January 1, 2002(5)
10.16	Acquisition Agreement of Minnesota Digital Universe (9)
10.17	Acquisition of Rainbow Satellite Group, LLC (10)
14	Multiband Code of Ethics for Senior Officers (9)
19.1	2000 Non-Employee Director Stock Compensation Plan (3)
19.2	2000 Employee Stock Purchase Plan (3)
21.1	List of subsidiaries of the registrant(1)
23.1	Consent of Virchow, Krause & Company, LLP (15)
24.1	Power of Attorney (included on signature page of original registration statement)
31.1	Rule 13a-14 (s) Certification of Chief Executive Officer - James Mandel (15)
31.2	Rule 13a-14 (s) Certification of Chief Financial Officer - Steven Bell (15)
32.1	Section 1350 of Sarbanes-Oxley Act of 2002 - James Mandel (15)
32.2	Section 1350of Sarbanes-Oxley Act of 2002 - Steven Bell (15)

(1)	Previously filed as the same exhibit to the Registrant's Registration Statement on Form 10, as amended.
(2)	Previously filed as the same exhibit to the original Registration Statement on Form S-1 filed on August 11, 2000 and declared effective on August 18, 2000.
(3)	Previously filed as the same exhibit to Registrant’s Proxy Statement on Form 14A, filed on July 31, 2000.
(4)	Previously filed as the same exhibit to the original Registration Statement on Form S-1 filed on August 15, 2001 and declared effective on August 20, 2001.
(5)	Previously filed as the same exhibit to Registrant’s Form 10-Q filed May 15, 2002
(6)	Previously filed as the same exhibit to Registrant’s Form 8-K filed September 24, 2003.
(7)	Previously filed as the same exhibit to Registrant’s Form 8-K filed December 16, 2003.
(8)	Previously filed as the same exhibit to Registrant’s Form 8-K filed March 17, 2004.
(9)	Previously filed as the same exhibit to registrants Form 8-K filed June 9, 2004.
(10)	Previously filed as the same exhibit to registrants form 8-K filed July 9, 2004.
(11)	Previously filed as the same exhibit to registrants form 8-K filed November 19, 2004.
(12)	Previously filed as the same exhibit to registrants form 8-K filed November 24, 2004.
(13)	Previously filed as the same exhibit to registrants form 8-K filed February 3, 2005.
(14)	Previously filed as the same exhibit to registrants form 8K filed April 6, 2005
(15)	Filed herewith