Form 10-K/A
period 2005-12-31
MULTIBAND CORP
filed 2006-04-20
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIBAND CORPORATION

Date: April 20, 2006	By:	/s/ James L. Mandel

Name: James L. Mandel Title: Chief Executive Officer

Date: April 20, 2006	By:	/s/ Steven M. Bell

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