Form 10-Q
period 2006-03-31
MULTIBAND CORP
filed 2006-05-15
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING MARCH 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

COMMISSION FILE NUMBER 0 - 1325

___________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On May 1, 2006 there were 32,539,170 shares outstanding of the registrant's common stock, no par value, and 446,098 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2006 (unaudited)	March 31, 2005 (unaudited)

REVENUES	$4,404,044	$3,706,876
COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	2,056,527	1,872,268
Selling, general and administrative	2,972,223	2,146,912
Depreciation and amortization	1,302,456	1,148,867
Total costs and expenses	6,331,206	5,168,047

LOSS FROM OPERATIONS	(1,927,162)	(1,461,171)
OTHER EXPENSE
Interest expense	(304,681)	(685,701)
Other income (expense)	41,437	4,932
Total other expense	(263,244)	(680,769)

LOSS FROM CONTINUING OPERATIONS	(2,190,406)	(2,141,940)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	2,200	(441,268)

NET LOSS	(2,188,206)	(2,583,208)
Preferred stock dividends	263,106	931,084

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,451,312)	$(3,514,292)

BASIC AND DILUTED LOSS PER COMMON SHARE:
LOSS FROM CONTINUING OPERATIONS	$(.07)	$(.08)
LOSS FROM DISCONTINUED OPERATIONS	$-	$(.01)
NET LOSS	$(.07)	$(.09)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(.08)	$(.13)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	32,155,873	27,216,574

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2006 (unaudited)	December 31, 2005 (audited)
CURRENT ASSETS
Cash and cash equivalents	$2,100,540	$3,100,427
Accounts receivable, net	2,102,391	2,367,864
Inventories	222,698	241,015
Prepaid expenses and other	211,525	216,885
Current portion of notes receivable	6,000	11,316
Total Current Assets	4,643,154	5,937,507
PROPERTY AND EQUIPMENT, NET	5,235,877	5,247,240
OTHER ASSETS
Goodwill	954,871	954,871
Intangible assets, net	13,061,724	13,923,542
Notes receivable - long-term, net	65,451	61,341
Other assets	163,744	146,904
Total Other Assets	14,245,790	15,086,658

TOTAL ASSETS	$24,124,821	$26,271,405
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$-	$93,005
Mandatory redeemable preferred stock, 28,000 and 33,334 Class F preferred shares	280,000	333,334
Current portion of long-term debt	523,314	616,260
Current portion of note payable - stockholder	30,000	32,837
Current portion of capital lease obligations	179,434	179,932
Accounts payable	1,951,326	1,761,249
Accrued liabilities	2,860,840	2,741,054
Customer deposits	62,685	64,161
Current liabilities of discontinued operations	500,000	500,000
Deferred service obligations and revenue	637,475	587,093
Total Current Liabilities	7,025,074	6,908,925
LONG-TERM LIABILITIES
Long-term debt, net	3,778,088	3,816,536
Capital lease obligations, net of current portion	416,434	452,649
Long-term liabilities of discontinued operations	-	125,000
Total Liabilities	11,219,596	11,303,110
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (27,651 and 27,931 shares issued and outstanding, $290,336 and $293,276 liquidation preference)	416,952	419,752
10% Class B (8,300 and 8,390 shares issued and outstanding, $87,150 and $88,095 liquidation preference)	58,000	58,900
10% Class C (124,960 and 125,050 shares issued and outstanding, $1,249,600 and $1,250,500 liquidation preference)	1,606,705	1,607,605
10% Class F (150,000 and 150,000 shares issues and outstanding, $1,500,000 and $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (45,245 and 45,245 shares issued and outstanding, $452,450 and $452,450 liquidation preference)	179,897	179,897
6% Class H (2.0 and 2.0 shares issued and outstanding, $200,000 and $200,000 liquidation preference)	-	-
Variable rate % Class I (90,000 and 90,000 shares issued and outstanding, $9,000,000 and $9,000,000 liquidation preference)	-	-
Common stock, no par value (32,172,891 and 32,134,558 shares issued and outstanding)	22,836,072	22,801,405
Stock subscriptions receivable	(285,173)	(297,105)
Options and warrants	44,575,922	44,259,540
Unamortized compensation	-	(29,861)
Accumulated deficit	(57,983,150)	(55,531,838)
Total Stockholders' Equity	12,905,225	14,968,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,124,821	$26,271,405

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2006	2005
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(2,188,206)	$(2,583,208)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,345,846	1,273,112
Amortization of deferred compensation	29,480	17,761
Amortization of original issue discount	114,908	500,098
Gain on sale of segment	-	(103,491)
Common stock issued for services	-	19,200
Increase in notes receivable allowance	-	89,051
Reserve for stock subscriptions and interest receivable	5,932	-
Stock based compensation expense	316,763	-
Change in allowance for doubtful accounts on accounts receivable	(191,450)	-
Changes in operating assets and liabilities:
Accounts receivable	456,923	(515,012)
Inventories	18,317	(323,069)
Prepaid expenses and other	5,360	(62,252)
Other assets	(16,840)	-
Wholesale line of credit	-	(926,201)
Accounts payable and accrued liabilities	(13,656)	(377,715)
Deferred service obligations and revenue	50,382	73,564
Liabilities of discontinued operations	(125,000)	-
Customer deposits	(1,476)	265,249
Net cash flows from operating activities	(192,717)	(2,652,913)

INVESTING ACTIVITIES
Purchases of property and equipment	(362,006)	(141,150)
Purchase of intangible assets	(10,750)	(120,000)
Purchase of Ultravision	-	(287,050)
Proceeds from sale of business segment	-	1,682,184
Collections on notes receivable	1,206	-
Net cash flows from investing activities	(371,550)	1,133,984
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	(93,005)	1,003
Payments on short-term debt	-	(2,295,000)
Payments on long-term debt	(246,302)	(2,064,077)
Payments on capital lease obligations	(36,713)	(27,079)
Payments on note payable to stockholder	(2,837)	(51,964)
Payments on mandatory redeemable preferred stock	(53,334)	-
Proceeds from issuance of stock and warrants	-	11,116,458
Payments received on stock subscriptions receivable	6,000	66,399
Redemption of preferred stock	(4,600)	(800)
Preferred stock dividends	(22,829)	(24,455)
Exercise of stock options	18,000	-
Net cash flows from financing activities	(435,620)	6,720,485
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(999,887)	5,201,556
CASH AND CASH EQUIVALENTS
Beginning of period	3,100,427	726,553
End of period	$2,100,540	$5,928,109
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amortization of original issue discount	$132,433	$255,060
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable recorded on sale of discontinued operations	$-	$339,051
Conversion of preferred stock and accrued dividends into common stock	-	673,335
Current liabilities converted to common stock	-	10,603
Conversion of notes payable into common stock	-	548,001
Conversion of accrued dividends into common stock	16,667	94,748

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

Note 1 - Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

NOTE 2 - Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to multi-dwelling unit customers. The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2006 and 2005, the Company incurred net losses of $2,188,206 and $2,583,208, respectively. At March 31, 2006, the Company had an accumulated deficit of $57,983,150. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

1.	Continued reduction of operating expenses by controlling payroll, professional fees and other general and administrative expenses.
2.	Continue to market Multiband services and obtain additional multi-dwelling unit customers.
3.	Control capital expenditures by contracting Multiband services and equipment through a landlord-owned equipment program or by financing equipment build-outs through a leasing program.
4.	Establish market for wireless internet services.
5.	Solicit additional equity investment in the Company by either issuing preferred or common stock.

Principles of Consolidation

The consolidated financial statements include the accounts of Multiband Corporation (MB) and its wholly owned subsidiaries, Corporate Technologies, USA, Inc. (CTU), URON Inc.(URON), Multiband USA, Inc. (MB USA), Minnesota Digital, Inc. (MDU), Rainbow Satellite Group, LLC (Rainbow) and Multiband Subscriber Services, Inc. (Multiband) which provides voice, data and video services to residential multi-dwelling units. All significant intercompany transactions and balances have been eliminated in consolidation.

On January 1, 2004, the Company merged Multiband into CTU. On April 1, 2005, the continuing operations of CTU terminated (see Note 8.)

Discontinued Operations

During the first quarter of 2005, the Company sold certain assets and transferred certain liabilities related to its Multiband Business Services (a/k/a CTU). In accordance with appropriate accounting rules, the Company reclassified the previously reported financial results to exclude the results of the Multiband Business Services and these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled “Discontinued Operations”. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations (see Note 8).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

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

Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products on one sales agreement, as installation of the product is essential to the functionality of the product. Revenue is recognized when the products are delivered and installed and the customer has accepted the terms and has the ability to fulfill the terms. This revenue has been included with discontinued operations. Service revenues related to technology products including consulting, training and support are recognized when the services are provided. Service revenues accounted for less than 10% of total revenues for the three months ended March 31, 2006 and 2005. The Company, if the customer elects, enters into equipment maintenance agreements for products sold once the original manufacturer's warranty has expired. Revenues from all equipment maintenance agreements are recognized on a straight-line basis over the terms of each contract. Costs for services are expensed as incurred. This revenue has been included with discontinued operations.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
Cash and Cash Equivalents

The Company includes as cash equivalents, investments with original maturities of three months or less when purchased, which are readily convertible into known amounts of cash. The Company deposits its cash in high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

Goodwill and Other Intangible Assets

Impairment of Goodwill
We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill related to continuing operations was $954,871 at both March 31, 2006 and December 31, 2005.

Components of intangible assets are as follows:
	March 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Domain name	$83,750	$76,771	$83,750	$72,583
Right of entry contracts	9,139,778	2,724,579	9,129,028	2,300,664
Subscriber lists	10,151,809	3,662,558	10,151,809	3,261,483
Debt issuance costs	499,837	349,542	499,837	306,152
Total	$19,875,174	$6,813,450	$19,864,424	$5,940,882
Intangible assets not subject to amortization
Goodwill	$954,871	$-	$954,871	$-

The Company amortizes a domain name over its estimated useful life of five years using the straight-line method. The Company amortizes the right of entry contracts and subscriber lists, over their estimated useful lives ranging from 24 to 120 months. Debt issuance costs are amortized over the life of the loan of approximately three years using the straight-line method, which approximates the interest method.

Amortization of intangible assets was $872,568 and $865,123 for the three months ended March 31, 2006 and 2005, respectively. Amortization of debt issuance costs of $43,390 and $65,312 for the three months ended March 31, 2006 and 2005, respectively, is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and 2011 is $3,471,792, $3,206,869, $3,023,563, $2,897,993, $1,106,176 and $54,266, respectively. The weighted average remaining life of the intangibles is 5.4 years with right of entry average life of 6.5 years and subscriber lists average life of 2.5 years.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R Accounting for Stock-Based Compensation (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three months ended March 31, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2006, total stock-based compensation expense of $316,763 ($.01 per share) was included in selling, general and administrative expenses.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation for the three months ended March 31, 2005.

Three months ended March 31, 2005
Loss attributable to common stockholders	$(3,514,292)
Pro forma loss attributable to common stockholders	(3,814,386)
Basic and diluted loss attributable to common stockholders:
As reported	$(.13)
Pro forma loss attributable to common stockholders	(.14)
Stock-based compensation:
As reported	$0
Pro forma	300,094

In determining the compensation cost of the options granted during the three months ended March 31, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended March 31, 2006	Three months ended March 31, 2005
Risk-free interest rate	4.50%	3.38%
Expected life of options granted	10 Years	10 Years
Expected volatility range	214%	203%
Expected dividend yield	0%	0%

The Company uses the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s pro forma information required under SFAS 123 and stock based compensation expense recognized under SFAS 123(R). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three months ended March 31, 2006 and 2005 were excluded from the calculation as their effects were anti-dilutive.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

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

NOTE 3 - Business Acquisitions

Effective April 1, 2005, the Company purchased certain video assets (equipment and video subscribers) from Ultravision, Inc. for $287,050 cash including a finder’s fee of $12,050.

On August 26, 2005, the Company completed its acquisition of certain assets of Dinamo Entertainment, Inc. for $2,074,225, $652,500 of which was paid for in Company stock, valued at $1.50 per share (as negotiated between buyer and seller), $475,000 of which was paid for in cash, and the remaining balance of $600,000 as a note payable to the former owner payable in monthly payments of $14,091 including interest at 6% with a balloon payment of $317,933 due in November 2007. The note is collateralized by the sellers assets acquired as part of the purchase. The Company also assumed debt of $170,200 of which $75,000 in cash was paid at closing and 40,000 shares of Company stock were issued at fair market value of $50,000 to the debtor. The Company has assumed the lease payments for the remaining balance of $45,200. The Company assumed monthly payments on the remaining $45,200 balance outstanding related to ceased equipment. The Company has agreed to repurchase the 40,000 shares one year from closing if the fair market value in the 5 consecutive trading days immediately subsequent to the one year period falls below $1.25. In connection with the acquisition, the Company incurred a $176,525 finder’s fee paid in cash at closing. The consideration paid was based on the Company’s analysis of the value of the acquired video equipment and related video subscribers totaling about 3,000.

Dinamo
Allocation of Purchase Price:

Total Cash/Stock/Notes Payable Consideration	$1,727,500
Add: Transaction Costs	176,525
Add: Liabilities assumed	170,200
Total Consideration	2,074,225
Less: Tangible assets	1,450,000
Less: Goodwill	150,000

Intangible assets	$474,225

Effective September 30, 2005, the Company sold certain video subscriber assets located in Ohio, Oklahoma and Texas to Satellite Broadcasting Corporation (SBC). The Company sold 152 video subscribers for $167,000; $91,500 in cash and the balance in a three year note. Terms of this note include variable monthly payments at 7% with a balloon payment in October 2008. Effective the same date, the Company purchased approximately 550 video subscribers in Minnesota from SBC for a total purchase price of $420,125, paid as follows: $200,000 cash at closing; $105,000 in Company common stock valued at $1.50 per share (as negotiated by buyer and seller); and the assumption of a capital lease obligation. Terms of this capital lease obligation include monthly payments of $3,223 including interest at 7% through November 2008 and are collateralized by assets purchased. Included in the purchase price is $10,125 related to a finder’s fee. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. The Company allocated the purchase price to intangibles of a right of entry contracts with a value of $315,125 and equipment of $105,000. The rights of entry contract will be amortized over its estimated useful life of 108 months.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

The unaudited pro forma results of operations for the three months ended March 31, 2005 as a result of the SBC, Ultravision, and Dinamo acquisitions of video subscribers and video equipment is not material to the historical financial statements.

NOTE 4 - Stockholder Equity

Stock warrants activity is as follows for the three months ended March 31, 2006:

	Number of Warrants	Weighted - Average Exercise Price
Outstanding, December 31, 2005	18,715,979	$1.68
Granted	-	-
Exercised	-	-
Cancelled/Expired	(375,000)	(4.00)
Outstanding, March 31, 2006	18,340,979	$1.63

No warrants were granted during the quarter ended March 31, 2006.

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2006	December 31, 2005
Payroll and related taxes	$428,374	$391,707
Accrued preferred stock dividends	730,146	506,535
Accrued liability-vendor charge backs	1,347,673	1,347,673
Other	354,647	495,139
Total	$2,860,840	$2,741,054

NOTE 6 - Business Segments

The Company has the following business segments. Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. The MDU segment represents results as the master service operator for DirecTV. The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers. The discontinued operations segment includes the Multiband Business Services segment which was sold effective after the close of business March 31, 2005 (see Note 8).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

Segment disclosures are as follows:

Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Three months ended March 31, 2006:
Revenues	$-	$2,512,172	$1,891,872	$-	$4,404,044
Income (loss) from operations	(1,144,181)	904,943	(1,687,924)	-	(1,927,162)
Total assets	4,455,981	7,578,677	12,090,163	-	24,124,821
Depreciation and amortization	59,797	401,076	841,583	-	1,302,456
Capital expenditures	23,809	-	338,197	-	362,006

	Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Three months ended March 31, 2005:
Revenues	$-	$1,911,505	$1,795,371	$-	$3,706,876
Income (loss) from operations	(560,301)	352,083	(1,252,953)	-	(1,461,171)
Total assets	9,653,316	9,377,707	12,390,479	-	31,421,502
Depreciation and amortization	7,843	401,079	739,945	-	1,148,867
Capital expenditures	-	-	102,792	38,358	141,150

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system. Depreciation and amortization above does not include depreciation and amortization related to discontinued operations. The cash flow statements presentation of depreciation and amortization includes the depreciation and amortization from discontinued operations.

NOTE 7 - Commitments and Contingencies

Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business. As of March 31, 2006, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows.

Significant Relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August, 2005. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company's DirecTV agreement would have a material adverse impact on the Company's on-going operations.   Revenues generated from DirecTV were 57.0% and 51.6% of total revenue for the three months ended March 31, 2006 and 2005, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease. The Company remains obligated to provide free rent to CTLLC through March 31, 2007 as defined in the purchase agreement of MBS (see Note 8). This guaranty has no effect on the Company’s consolidated financial statements for the period ended March 31, 2006. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for $348,881 worth of rent payments plus any associated charges such as property taxes and common area maintenance.

NOTE 8 - Sale of Multiband Business Services segment

After the close of business on March 31, 2005, the Company completed the sale of certain assets and liabilities relating to its Multiband Business Services (MBS, a/k/a Corporate Technologies USA) division. The buyer was North Central Equity LLC (“Buyer”).

The original purchase price paid by the Buyer was $2,550,000 which consisted of $1,682,184 in cash at closing, $349,817 in assumed vacation pay and warranty liabilities, and the balance of $517,999 in the original note receivable at 7% interest due on December 31, 2005. The amount of the note receivable was subject to adjustment based on certain representations and warranties and estimated presale customer service obligations the Buyer assumed liability for in the purchase agreement. Due to the aforementioned representations and warranties and estimated liabilities, the Company, at the notes inception established a reserve of $178,948 against the collectibility of the note receivable. In November 2005, the note was paid by the buyer in the amount of $400,000 which included the net adjustment for the actual amount of presale customer service obligations. The Company’s gain on sale was increased $149,865 accordingly as of September 30, 2005 to reflect this prepayment and the resolution of estimated assumed liabilities.

In connection with the purchase agreement, the Company entered into an interim services agreement whereby the Buyer is able to sublease space at no charge at the Company’s Minneapolis and Fargo locations and obtain access to certain aspects of the Company’s information technology resources for one year. Services provided will be charged by either party at fair value and is estimated by management to be insignificant. In addition, the services agreement is explicit that the Company has no control over the buyer’s operations. The buyer also receives additional free rent for a second year due to the results of a post closing inventory appraisal (see Note 7).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

The gain on sale of MBS business services segment is as follows as adjusted at December 31, 2005:

Sale Price
Cash proceeds	$1,682,184
Note receivable	400,000
Assumed liabilities	438,868
Total sale price	2,521,052

Assets sold
Inventory, net of reserve	1,045,110
Property and equipment	52,351
Net assets sold	1,097,461
Less costs and expenses
Broker’s fee	122,500
Other selling expense	10,135
Sublease for one year at no charge	500,000
Additional free rent related to inventory adjustment	500,000
Legal and accounting costs	37,600
Total costs	1,170,235
Net gain on sale	$253,356

The following are condensed statements of operations of the discontinued operations for the three months ended March 31:

Statement of Operations	2006	2005
Revenues	$-	$3,684,875
Cost of sales	-	2,712,781
Selling, general and administrative	(2,200)	1,414,410
Depreciation and amortization	-	56,188
Income (loss) from operations	2,200	(498,504)
Other income (expense)	-	(46,255)
Net income (loss)	2,200	(544,759)
Gain on sale	-	103,491
Income (loss) from discontinued operations	$2,200	$(441,268)

The Company has recorded $1 million in deferred rent liability in relation to the sale of the MBS business segment. This liability is amortized over the 24 month term of the sublease. Amortization has been netted with rent expense and the resulting income of $16,100 is included in other income (expense) included in continuing operations for the three months ended March 31, 2006.

NOTE 9 - Subsequent Events

As of May 1, 2006, certain Multiband shareholders of record and certain contingent rights holders became eligible for a distribution of URON common stock based on the holder’s ownership of Multiband shares or rights as of that date. The holders will receive .05 shares of URON common stock for each share or right to a share of Multiband common stock held on the record date.

In May 2006, 25,000 shares of Class I preferred stock with a value of $2.5 million were converted into 1,666,667 shares of common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OUR COMPANY

Multiband Corporation (Multiband), is a Minnesota corporation formed in September 1975. Multiband has two operating segments: 1) Multiband Consumer Services (MCS, legally known as Multiband Subscriber Services, Inc.), which encompasses the subsidiary corporations, Multiband USA, Inc., URON, Inc., and Rainbow Satellite Group, LLC;
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

From its inception until December 31, 1998, Multiband operated as a telephone interconnect company only. Effective December 31, 1998, Multiband acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, Multiband to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective April 1, 2005. All references to financial information and descriptions of business in this registration have been revised to reflect only our continuing operations and all references to our now discontinued Multiband Business Services have been eliminated from the Management's Discussion and Analysis of Financial Condition and Results of Operation. MCS segment began in February 2000. MCS, the Company’s continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc., (MDU segment) which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.

At March 31, 2006, MCS had 42,167 subscriptions for its services (1,341 voice subscriptions, 36,673 video subscriptions and 4,153 internet subscriptions). At March 31, 2006, MDU had approximately 75,331 video subscriptions managed through its network of system operators.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED

	March 31, 2006 (unaudited)	March 31, 2005 (unaudited)
REVENUES	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	46.7%	50.7%

SELLING, GENERAL & ADMINISTRATIVE	67.5%	57.9%
DEPRECIATION & AMORTIZATION	29.5%	31.0%

LOSS FROM OPERATIONS	-43.7%	-39.6%
INTEREST EXPENSE & OTHER, NET	-6.0%	-18.2%
LOSS FROM CONTINUING OPERATIONS	-49.7%	-57.8%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-11.9%
NET LOSS	-49.7%	-69.7%

RESULTS OF OPERATIONS

Revenues

Total revenues increased 18.8% to $4,404,044 for the quarter ended March 31, 2006 as compared to $3,706,876 for the quarter ended March 31, 2005. This increase is primarily due to an increase in agent fees and revenue generating subscriptions during the comparable periods. The Company expects revenues to continue to increase in 2006 over 2005 as the Company adds additional services and thus additional revenue generating subscriptions to new and existing properties.

Revenues in the first quarter of fiscal year 2006, for the MCS segment, increased 5.4% to $1,891,872 as compared to $1,795,371 in the first quarter of fiscal 2005. This increase is primarily due to an increase in revenue generating subscriptions during the comparable periods.

Revenues in the first quarter of 2006 for the MDU segment increased 34.6% to $2,512,172 as compared to $1,911,505 in the first quarter of fiscal 2005. This increase is primarily due to the number of managed subscribers and a related increase in agent fees during the comparable period.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, exclusive of depreciation and amortization, increased by 9.8% to $2,056,527 for the quarter ended March 31, 2006 as compared to $1,872,268 for the similar quarter last year. Costs of products and services for the MCS segment for the quarter were $1,011,436 compared to $916,032 in the same quarter last year, a 10.4% increase. Costs of products and services for the MDU segment for the quarter were $1,045,091 compared to $956,236 in the same quarter last year, a 9.3% increase. The increase in costs of services in both segments is directly related to the increase in services revenues. The Company anticipates that, on a percentage basis, revenues throughout 2006 will increase slightly ahead of costs due to the expectation that customer penetrations in given properties will grow as additional services are added to those properties. The Company’s past operating performance indicates that performance on a property level improves when the Company offers two or three services at a property versus a single service.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 38.4% to $2,972,223 in the quarter ended March 31, 2006, compared to $2,146,912 in the prior year quarter. Selling, general and administrative expenses were, as a percentage of revenues, 67.5% for the quarter ended March 31, 2006 and 57.9% for the similar period a year ago. This increase is primarily a result of increased expenses related to an increase in revenue and due to stock option expense of $316,763 required to be recognized in the current quarter versus $0 stock option in expense in the comparable period. The Company anticipates that selling, general and administrative expenses, exclusive of stock option expenses, will remain relatively constant in future periods as the Company has now largely integrated various billing and customer service activities related to its acquisitions in 2004 and 2005.

Interest Expense

Interest expense was $304,681 for the quarter ended March 31, 2006, versus $685,701 for the similar period a year ago, primarily reflecting a decrease in the Company’s debt and original issue discount expense. Amortization of original issue discount was $114,908 and $500,098 for the three months ended March 31, 2006 and 2005.

Loss from Operations

The Company, in the first quarter of 2006, incurred a loss from operations for its combined operating business segments of $1,927,162 versus a loss of $1,461,171 during the prior year’s period. The MDU segment showed a profit from operations of $904,943 during the first quarter of 2006 versus profits of $352,083 for the three months ended March 31, 2005. For the first quarter of 2006, the MCS segment showed a loss from operations of $1,687,924 versus a loss of $1,252,953 for the prior year period. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $1,144,181 for the three months ended March 31, 2006 versus a loss of $560,301 for the same period last year.

Net Loss

In the first quarter of fiscal 2006, the Company incurred a net loss of $2,188,206 compared to a net loss of $2,583,208 for the first fiscal quarter of 2005.

Liquidity and Capital Resources

During the three months ended March 31, 2006 and 2005, the Company recorded a net loss of $2,188,206 and $2,583,208, respectively. Net cash used by operations during the three months ended March 31, 2006 was $192,717 as compared to cash used by operations during the three months ended March 31, 2005 of $2,652,913. Operating cash flows improved significantly during the comparable periods. This improvement in cash flows is primarily due to a reduction of accounts payable and accrued liabilities and retirement of a wholesale line of credit for the three months ended March 31, 2005 related to the Company’s sale of the MBS segment. Management believes that over the next 12 months there will be a decrease in accrued liabilities and no significant change in accounts payable. Principal payments on current long-term debt over the next 12 months is expected to be $799,630.

Cash and cash equivalents totaled $2,100,540 at March 31, 2006 versus $3,100,427 at December 31, 2005. Available working capital deficit for the three months ended March 31, 2006 increased to $2,381,920 as compared to $971,418, at December 31, 2005, primarily due to funds invested in project build-outs and the operating loss for the quarter. Total debt was reduced in the three months ended March 31, 2006 as the Company continued to retire financing debt and debt related to acquisitions. The Company had a material increase in accounts receivables for the period ended March 31, 2006 reflecting increased revenues over the comparable quarter ended March 31, 2005. Net cash flows from investing activities totaled ($371,550) compared to $1,133,984 for the comparable period reflecting the sale of the MBS segment.

The Company continues to experience growth, primarily due to increased subscribers and recurring revenues acquired from the various transactions previously mentioned herein.

Management of Multiband believes that cash on hand, capital resources and cash from operations as of March 31, 2006, will be adequate to meet the anticipated liquidity and capital resource requirements of its business for the next 12 months.

Capital Expenditures

The Company used $362,006 for capital expenditures during the three months ended March 31, 2006, as compared to $141,150 in the similar period last year. Capital expenditures consisted of project build-outs and equipment acquired for internal use. We estimate capitalized expenditures for the remainder of 2006 will be approximately $500,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets
The Company’s long-lived assets include property, equipment and leasehold improvement. At March 31, 2006, the Company had net property and equipment of $5,235,877, which represents approximately 22% of the Company’s total assets. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the three months ended March 31, 2006 and 2005, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill
We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three months ended March 31, 2006 and 2005, the Company did not record any impairment losses related to goodwill.

Amortization of Intangible Assets
The Company amortizes a domain name over its estimated useful life of five years using the straight-line method. The Company amortizes right of entry contracts and subscriber lists over their estimated useful lives ranging from 24 to 120 months.

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

Multiband is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the notes payable to Laurus Master Fund, Ltd., which is three percent over the prime interest rate and the Convergent Capital note of $2,500,000, which varies from 11% to 14%, dependent on the Company’s common stock price. Multiband also has variable rate % of Class I convertible preferred stock which pays dividends on a basis of prime rate.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2006, Multiband was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

ITEM 1A. RISK FACTORS

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

Net Losses

The Company had net losses of $2,188,206 for the three months ended March 31, 2006, $7,475,000 for the year ended December 31, 2005, $9,783,962 for the year ended December 31, 2004. Multiband may never be profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve profitability from operating activities, we may not be able to meet:
o our capital expenditure objectives;
o our debt service obligations; or
o our working capital needs.

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to a periodic "impairment" analysis for fiscal years beginning after December 15, 2001. As of December 31, 2005, the Company had remaining recorded goodwill of $954,871 primarily related to the purchase of Rainbow Satellite Group, LLC. and the purchase of certain assets of Dinamo Entertainment, Inc. At March 31, 2006, the Company did not note any indications of impairment related to goodwill.

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

Volatility of Multiband's Common Stock

The trading price of our common stock has been and is likely to be volatile. The stock market has experienced extreme volatility, and this volatility has often been unrelated to the operating performance of particular companies. We cannot be sure that an active public market for our common stock will continue. Investors may not be able to sell the common stock at or above the price they paid for their common stock, or at all. Prices for the common stock will be determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors' perceptions of us and general economic, industry and market conditions.

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

MULTIBAND CORPORATION Registrant

Date: May 15, 2006	By:	/s/ James L. Mandel Chief Executive Officer

Date: May 15, 2006	By:	/s/ Steven M. Bell Chief Executive Officer (Principal Financial and Accounting Officer)