Form 10-Q
period 2006-06-30
MULTIBAND CORP
filed 2006-08-14
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING JUNE 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______TO ______
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

Yes ☐ No ☒
On August 7, 2006 there were 34,397,873 shares outstanding of the registrant's common stock, no par value, and 420,198 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2006 (unaudited)	June 30, 2005 (unaudited)	June 30, 2006 (unaudited)	June 30, 2005 (unaudited)

REVENUES	$4,501,737	$4,183,606	$8,905,781	$7,890,482

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	1,937,898	1,703,517	3,994,425	3,583,025
Selling, general and administrative	2,909,038	2,377,575	5,881,261	4,524,487
Depreciation and amortization	1,308,614	1,218,867	2,611,070	2,367,734

Total Costs and Expenses	6,155,550	5,299,959	12,486,756	10,475,246

LOSS FROM OPERATIONS	(1,653,813)	(1,116,353)	(3,580,975)	(2,584,764)

OTHER EXPENSE
Interest expense	(325,523)	(373,013)	(630,204)	(1,058,714)
Other income	35,949	70,120	77,386	82,292
Total Other Expense	(289,574)	(302,893)	(552,818)	(976,422)

LOSS FROM CONTINUING OPERATIONS	(1,943,387)	(1,419,246)	(4,133,793)	(3,561,186)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	122,892	2,200	(318,376)

NET LOSS	(1,943,387)	(1,296,354)	(4,131,593)	(3,879,562)
Preferred Stock Dividends	2,522,342	669,634	2,785,448	1,600,718

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,465,729)	$(1,965,988)	$(6,917,041)	$(5,480,280)

BASIC AND DILUTED - LOSS PER COMMON SHARE
Loss from continuing operations	(.06)	(.05)	(.13)	(.13)
Income (loss) from discontinued operations	.00	.00	.00	(.01)
Net Loss	(.06)	(.05)	(.13)	(.14)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(.13)	(.07)	(.21)	(.20)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	33,515,351	28,634,502	32,839,367	27,929,454

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2006 (unaudited)	December 31, 2005 (audited)
CURRENT ASSETS
Cash and cash equivalents	$1,443,584	$3,100,427
Accounts receivable, net	2,047,929	2,367,864
Inventories	222,279	241,015
Prepaid expenses and other	175,092	216,885
Current portion of notes receivable	6,000	11,316
Total Current Assets	3,894,884	5,937,507
PROPERTY AND EQUIPMENT, NET	5,159,762	5,247,240
OTHER ASSETS
Goodwill	954,871	954,871
Intangible assets, net	12,247,710	13,923,542
Notes receivable - long-term, net	65,324	61,341
Other assets	110,916	146,904
Total Other Assets	13,378,821	15,086,658

TOTAL ASSETS	$22,433,467	$26,271,405
 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$281,854	$93,005
Current portion of long-term debt	463,530	616,260
Current portion of note payable - stockholder	30,000	32,837
Current portion of capital lease obligations	224,755	179,932
Accounts payable	1,973,881	1,761,249
Accrued liabilities	2,399,437	2,741,054
Customer deposits	62,011	64,161
Current liabilities of discontinued operations	375,000	500,000
Deferred service obligations and revenue	635,346	587,093
Mandatory redeemable preferred stock, 28,000 and 33,334 Class F preferred shares	280,000	333,334
Total Current Liabilities	6,725,814	6,908,925
LONG-TERM LIABILITIES
Long-term debt, net	3,556,047	3,816,536
Capital lease obligations, net of current portion	591,204	452,649
Long-term liabilities of discontinued operations	—	125,000
Total Liabilities	10,873,065	11,303,110
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (27,151 and 27,931 shares issued and outstanding, $285,086 and $293,276 liquidation preference)	411,952	419,752
10% Class B (8,070 and 8,390 shares issued and outstanding, $84,735 and $88,095 liquidation preference)	55,700	58,900
10% Class C (124,730 and 125,050 shares issued and outstanding, $1,247,300 and $1,250,500 liquidation preference)	1,604,405	1,607,605
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (45,245 shares issued and outstanding, $452,450 liquidation preference)	179,897	179,897
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	—	—
Variable rate % Class I (65,000 and 90,000 shares issued and outstanding, $6,500,000 and $9,000,000 liquidation preference)	—	—
Common stock, no par value (34,306,865 and 32,134,558 shares issued and outstanding)	25,782,328	22,801,405
Stock subscriptions receivable	(270,288)	(297,105)
Options and warrants	44,745,287	44,259,540
Unamortized compensation	—	(29,861)
Accumulated deficit	(62,448,879)	(55,531,838)
Total Stockholders' Equity	11,560,402	14,968,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,433,467	$26,271,405

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	SIX MONTHS ENDED JUNE 30,
	2006	2005
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(4,131,593)	$(3,879,562)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	2,709,244	2,521,933
Amortization of deferred compensation	29,480	50,930
Amortization of original issue discount	246,818	667,350
Gain on sale of business segment	—	(103,491)
Warrants issued for services	607	—
Common stock issued for services	1,156	20,580
Loss on sale of property and equipment	2,859	—
Change in allowance for doubtful accounts receivable	(173,200)	—
Change in reserve for stock subscriptions and interest receivable	21,434	—
Stock based compensation expense	485,521	—
Changes in operating assets and liabilities:
Accounts receivable	493,135	908,785
Inventories	18,736	(371,461)
Prepaid expenses and other	40,929	13,735
Other assets	35,988	—
Wholesale line of credit	—	(1,000,987)
Accounts payable and accrued liabilities	(143,701)	(1,612,842)
Deferred service obligations and revenue	48,253	65,092
Liabilities of discontinued operations	(250,000)	(125,000)
Customer deposits	(2,150)	2,439
Net cash flows from operating activities	(566,484)	(2,842,499)

INVESTING ACTIVITIES
Purchases of property and equipment	(580,049)	(415,065)
Purchases of intangible assets	(10,750)	(209,225)
Purchase of Ultravision	—	(287,050)
Proceeds from sale of business segment	—	1,682,184
Collections on notes receivable	1,859	—
Net cash flows from investing activities	(588,940)	770,844
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	188,849	(37,773)
Payments on short-term debt	-	(3,971,099)
Payments on long-term debt	(460,037)	(2,248,204)
Payments on capital lease obligations	(75,742)	(44,836)
Payments on note payable to stockholder	(2,837)	(51,964)
Payments on mandatory redeemable preferred stock	(53,334)	—
Payments for debt issuance costs	—	(25,000)
Proceeds from issuance of stock and warrants	—	11,090,843
Proceeds from issuance of long-term debt	—	2,000,000
Exercise of warrants	—	6,960
Payments received on stock subscriptions receivable	5,721	66,399
Redemption of preferred stock	(14,200)	(2,000)
Preferred stock dividends	(107,839)	(31,224)
Exercise of stock options	18,000	—
Net cash flows from financing activities	(501,419)	6,752,102
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,656,843)	4,680,447
CASH AND CASH EQUIVALENTS
Beginning of period	3,100,427	726,553
End of period	$1,443,584	$5,407,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amortization of original issue discount	$258,754	$417,870
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FIN ANCING ACTIVITIES
Note receivable recorded on sale of discontinued operations	—	339,051
Conversion of preferred stock into common stock	2,370,000	850,001
Current liabilities converted to stock	28,653	46,603
Conversion of notes payable into common stock	200,000	648,001
Conversion of accrued dividends into common stock	363,114	176,935
Common stock issued in lieu of cash for other current assets	—	218,000
Issuance of common stock for deferred financing costs	—	36,000
Capital lease obligations related to property and equipment	259,120	—
See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

Note 1 - Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

NOTE 2 - Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to multi-dwelling unit customers. The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2006 and 2005, the Company incurred net losses of $4,131,593 and $3,879,562, respectively. At June 30, 2006, the Company had an accumulated deficit of $62,448,879. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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

Customer’s contract for both the purchase and installation of voice and data networking technology products and certain video technologies products on one sales agreement, as installation of the product is essential to the functionality of the product. Revenue is recognized when the products are delivered and installed and the customer has accepted the terms and has the ability to fulfill the terms. This revenue has been included with discontinued operations. Service revenues related to technology products including consulting, training and support are recognized when the services are provided. Service revenues accounted for less than 10% of total revenues for the three and six months ended June 30, 2006 and 2005. The Company, if the customer elects, enters into equipment maintenance agreements for products sold once the original manufacturer's warranty has expired. Revenues from all equipment maintenance agreements are recognized on a straight-line basis over the terms of each contract. Costs for services are expensed as incurred. This revenue has been included with discontinued operations.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

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

Goodwill and Other Intangible Assets

The Company periodically evaluates acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill related to continuing operations was $954,871 at both June 30, 2006 and December 31, 2005.

Components of intangible assets are as follows:
	June 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Domain name	$83,750	$80,958	$83,750	$72,583
Right of entry contracts	9,205,678	3,144,443	9,129,028	2,300,664
Subscriber lists	10,151,809	4,063,637	10,151,809	3,261,483
Debt issuance costs	499,837	404,326	499,837	306,152
Total	$19,941,074	$7,693,364	$19,864,424	$5,940,882
Intangible assets not subject to amortization
Goodwill	$954,871	$—	$954,871	$—

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

Amortization of intangible assets was $879,914 and $849,730 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, amortization of intangible assets was $1,752,482 and $1,714,854, respectively. Amortization of debt issuance costs of $98,174 and $98,011 for the six months ended June 30, 2006 and 2005, respectively, is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and 2011 is $3,477,331, $3,206,794, $3,029,078, $2,903,508, $1,111,691 and $59,835, respectively. The weighted average remaining life of the intangibles is 6.8 years with right of entry average life of 8.5 years and subscriber lists average life of 2.3 years.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R Accounting for Stock-Based Compensation (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the six months ended June 30, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and six months ended June 30, 2006, total stock-based compensation expense of $168,758 ($.01 per share) and $485,521 ($.01 per share) was included in selling, general and administrative expenses. The Company is estimating $350,000 of additional stock-based compensation expense for the remainder of 2006 related to SFAS 123R.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation for the three and six months ended June 30, 2005.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Loss attributable to common stockholders	$(1,965,988)	$(5,480,280)
Pro forma loss attributable to common stockholders	(2,050,813)	(5,865,199)
Basic and diluted loss attributable to common stockholders:
As reported	(.07)	(.20)
Pro forma loss attributable to common shares	(.07)	(.21)
Stock-based compensation:
As reported	0	0
Pro forma	84,825	384,919

In determining the compensation cost of the options granted during the six months ended June 30, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Risk-free interest rate	4.88%	3.75%	4.69%	3.57%
Expected life of options granted	10 years	10 years	10 years	10 years
Expected volatility range	215%	208%	215%	211%
Expected dividend yield	0%	0%	0%	0%

The Company uses the Black-Scholes option-pricing model (Black-Scholes model) for the Company’s pro forma information required under SFAS 123 and stock based compensation expense recognized under SFAS 123R. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three and six months ended June 30, 2006 and 2005 were anti-dilutive due to the Company’s net losses.

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

Recent Accounting Pronouncement

The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements.

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
JUNE 30, 2006 AND 2005

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

Effective September 30, 2005, the Company sold certain video subscriber assets located in Ohio, Oklahoma and Texas to Satellite Broadcasting Corporation (SBC). The Company sold 152 video subscribers for $167,000; $91,500 in cash and the balance in a three year note. Terms of this note include variable monthly payments at 7% with a balloon payment in October 2008. Effective the same date, the Company purchased approximately 550 video subscribers in Minnesota from SBC for a total purchase price of $420,125, paid as follows: $200,000 cash at closing; $105,000 in Company common stock valued at $1.50 per share (as negotiated by buyer and seller); and the assumption of a capital lease obligation. Terms of this capital lease obligation include monthly payments of $3,223 including interest at 7% through November 2008 and are collateralized by assets purchased. Included in the purchase price is $10,125 related to a finder’s fee. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. The Company allocated the purchase price to intangibles of a right of entry contracts with a value of $315,125 and equipment of $105,000. The rights of entry contract will be amortized over its estimated useful live of 108 months.

The unaudited pro forma results of operations for the six months ended June 30, 2006 and 2005 as a result of the SBC, Ultravision, and Dinamo acquisitions of video subscribers and video equipment is not material to the historical financial statements.

NOTE 4 - Lease Financing

In June 2006, the Company entered into a lease financing arrangement with B&L Financial, Inc. The Company signed a five year lease for equipment with a cost of $259,120, payable in 60 monthly payments of $5,501 including interest at 10.4%. The lease is collateralized by the income stream from the installation of communications equipment at specific property locations.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

NOTE 5 - Stockholder Equity

Stock warrants activity is as follows for the six months ended June 30, 2006:

.	Number of Warrants	Weighted – Average Exercise Price
Outstanding, December 31, 2005	18,715,979	$1.68
Granted	670	2.20
Exercised	—	—
Cancelled	(472,338)	(3.51)
Outstanding, June 30, 2006	18,244,311	$1.63

The Company granted 670 warrants in lieu of cash for services during the three months ended June 30, 2006 valued at $607 using the Black Scholes pricing model.

NOTE 6 - Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2006	December 31, 2005
Payroll and related taxes	$454,183	$391,707
Accrued preferred stock dividends	451,030	506,535
Accrued liability-vendor charge backs	1,103,414	1,347,673
Other	390,810	495,139

Total	$2,399,437	$2,741,054

NOTE 7 - Business Segments

The Company has the following business segments. Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers. This segment encompasses the subsidiary corporations, Multiband Subscriber Services, Inc., Multiband USA, Inc., URON, Inc., and Rainbow Satellite Group, LLC. The MDU segment represents results as the master service operator for DirecTV which includes the subsidiary corporation, Minnesota Digital Universe, Inc. and certain DirecTV revenue generated by the owned properties in the subsidiary Multiband Subscriber Services, Inc. The discontinued operations segment includes the Multiband Business Services segment which was sold effective after the close of business March 31, 2005 (see Note 9).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
 Segment disclosures are as follows:

	Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Three months ended June 30, 2006:
Revenues	$—	$2,643,217	$1,858,520	$—	$4,501,737
Income (loss) from operations	(1,060,690)	1,148,971	(1,742,094)	—	(1,653,813)
Identifiable assets	3,734,559	7,259,784	11,439,124	—	22,433,467
Depreciation and amortization	59,208	401,079	848,327	—	1,308,614
Capital expenditures	1,110	—	216,933	—	218,043

	Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Three months ended June 30, 2005:
Revenues	$—	$2,102,459	$2,081,147	$—	$4,183,606
Income (loss) from operations	(772,620)	1,037,354	(1,381,087)	—	(1,116,353)
Identifiable assets	8,072,968	8,807,922	12,072,166	—	28,953,056
Depreciation and amortization	63,927	401,079	753,861	—	1,218,867
Capital expenditures	5,429	—	268,486	—	273,915

Six months ended June 30, 2006:	Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Revenues	$—	$5,155,389	$3,750,392	$—	$8,905,781
Income (loss) from operations	(2,204,871)	2,053,914	(3,430,018)	—	(3,580,975)
Identifiable assets	3,734,559	7,259,784	11,439,124	—	22,433,467
Depreciation and amortization	119,005	802,155	1,689,910	—	2,611,070
Capital expenditures	24,919	—	555,130	—	580,049

Six months ended June 30, 2005:	Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Revenues	$—	$4,013,963	$3,876,519	$—	$7,890,482
Income (loss) from operations	(1,332,921)	1,374,371	(2,626,214)	—	(2,584,764)
Identifiable assets	8,072,968	8,807,922	12,072,166	—	28,953,056
Depreciation and amortization	71,771	802,158	1,493,805	—	2,367,734
Capital expenditures	5,429	—	371,278	38,358	415,065

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system. Depreciation and amortization above does not include depreciation and amortization related to discontinued operations. The cash flow statements presentation of depreciation and amortization includes the depreciation and amortization from discontinued operations.

NOTE 8 - Commitments and Contingencies

Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business. As of June 30, 2006, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows.

Significant Relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August, 2005. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company's DirecTV agreement would have a material adverse impact on the Company's on-going operations. Revenues generated from DirecTV were 58.7% and 57.9% of total revenues for the three and six months ended June 30, 2006, respectively. Revenues generated from DirecTV for the three and six months ended June 30, 2005 were 50.3% and 50.9% of total revenue, respectively.

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease. The Company remains obligated to provide free rent to CTLLC through March 31, 2007 as defined in the purchase agreement of MBS (see Note 9). This guaranty has no effect on the Company’s consolidated financial statements for the periods ended June 30, 2006. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $348,881 in rent payments plus any associated charges such as property taxes and common area maintenance.

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

In connection with the purchase agreement, the Company entered into an interim services agreement whereby the Buyer is able to sublease space at no charge at the Company’s Minneapolis and Fargo locations and obtain access to certain aspects of the Company’s information technology resources for one year. Services provided will be charged by either party at fair value and is estimated by management to be insignificant. In addition the services agreement is explicit that the Company has no control over the buyer’s operations. The buyer also receives additional free rent for a second year due to the results of a post closing inventory appraisal (see Note 8).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005

The gain on sale of MBS business services segment is as follows as adjusted at December 31, 2005:

Sale Price
Cash proceeds	$1,682,184
Note receivable	400,000
Assumed liabilities	438,868
Total sale price	2,521,052
Assets sold
Inventory, net of reserve	1,045,110
Property and equipment	52,351
Net assets sold	1,097,461
Less costs and expenses
Broker’s fee	122,500
Other selling expense	10,135
Sublease for one year at no charge	500,000
Additional free rent related to inventory adjustment	500,000
Legal and accounting costs	37,600
Total costs	1,170,235
Net gain on sale	$253,356

The following are condensed statements of operations of the discontinued operations for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
Statement of Operations	2006	2005	2006	2005
Revenues	$—	$14,052	$—	$ 3,698,927
Cost of sales	—	(11,117)	—	2,701,664
Selling, general and administrative	—	(106,903)	(2,200)	1,307,502
Depreciation and amortization	—	—	—	56,188
Income (loss) from operations		132,072	2,200	(366,427)
Other income (expense)	—	(9,180)	—	(55,440)

Net income (loss)	—	122,892	2,200	(421,867)
Gain on sale	—	—	—	103,491

Income (loss) from discontinued operations	$—	$122,892	$2,200	$ (318,376)

The Company has recorded $1 million in deferred rent liability in relation to the sale of the MBS business segment. This liability is amortized over the 24 month term of the sublease. Amortization has been netted with rent expense and the resulting income of $16,100 and $32,200 is included in other income (expense) for the three and six months ended June 30, 2006, respectively.

NOTE 10 - Stock Dividend

As of May 1, 2006, certain Multiband shareholders of record and certain contingent rights holders became eligible for a distribution of URON common stock based on the holder’s ownership of Multiband shares or rights as of that date. The holders will receive .05 shares of URON common stock for each share or right to a share of Multiband common stock held on the record date. As of June 30, 2006, the stock distribution had not yet occurred. In July 2006, URON’s Form 10-SB was declared effective by the SEC. On August 10, 2006, the stock distribution occurred. Multiband is committed to funding URON operations, as necessary, through December 2007.

NOTE 11 - Subsequent Events

Effective July 1, 2006, Multiband Corporation (the Company) acquired the video assets and rights of entry of Extreme Video Enterprise, LLC of Cincinnati, Ohio for a total purchase price of $578,125. The assets included 5,567 homes under rights of entry and 928 subscribers. 162,500 shares of restricted common stock valued at $1.00 per share (fair value at the date of the agreement) were issued to the Seller as part of the consideration for the purchase. The balance of the purchase of $415,625 is to be paid in 48 equal payments and is collateralized by the assets purchased. This note does not bear interest. The agreement allows for a reduction of the purchase price if the annual cash flow generated is less than $94,000 in the first 3 years and less than $7,844 per month in the final year of the repayment of the note payable. Any shortfall will be deducted from the payment dollar for dollar. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date.

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

As of May 1, 2006, certain Multiband shareholders of record and certain contingent rights holders became eligible for a distribution of URON common stock based on the holder’s ownership of Multiband shares or rights as of that date. The holders will receive .05 shares of URON common stock for each share or right to a share of Multiband common stock held on the record date. As of June 30, 2006, the stock distribution had not yet occurred.

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

At June 30, 2006, MCS had 117,600 (owned and managed) subscriptions for its services (112,000 video subscriptions, 1,400 voice subscriptions, and 4,200 internet subscriptions).

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES		DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30, 2006 (unaudited)	June 30, 2005 (unaudited)	June 30, 2006 (unaudited)	June 30, 2005 (unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	43.0%	40.7%	44.9%	45.4%

SELLING, GENERAL & ADMINISTRATIVE	64.6%	56.8%	66.0%	57.3%
DEPRECIATION & AMORTIZATION	29.1%	29.1%	29.3%	30.0%

LOSS FROM OPERATIONS	-36.7%	-26.6%	-40.2%	-32.7%
INTEREST EXPENSE & OTHER, NET	-6.5%	-7.2%	-6.2%	-12.4%
LOSS FROM CONTINUING OPERATIONS	-43.2%	-33.8%	-46.4%	-45.1%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.0%	2.9%	0.0%	-4.0%
NET LOSS	-43.2%	-30.9%	-46.4%	-49.1%

RESULTS OF OPERATIONS

Revenues

Total revenues increased 7.6% to $4,501,737 for the quarter ended June 30, 2006 as compared to $4,183,606 for the quarter ended June 30, 2005. This increase is primarily due to an increase in agent fees and revenue generating subscriptions during the comparable periods. The Company expects revenues to continue to increase in 2006 over 2005 as the Company adds additional services and thus additional revenue generating subscriptions to new and existing properties.

Revenues in the second quarter of 2006, for the MCS segment, decreased 10.7% to $1,858,520 as compared to $2,081,147 in the second quarter of fiscal 2005. This decrease is entirely due to a decrease in revenue from equipment sales to property owners between comparable periods. Sales of recurring revenue services, exclusive of equipment sales, increased 5.9% between comparable periods.

Revenues in the second quarter of 2006 for the MDU segment increased 25.7% to $2,643,217 as compared to $2,102,459 in the second quarter of fiscal 2005. This increase is primarily due to the number of managed subscribers and a related increase in agent fees during the comparable period.

Revenues for the six month period ended June 30, 2006 increased 12.9% to $8,905,781 from $7,890,482 for the same period in 2005. Again, this revenue increase is primarily due to an increase in agent fees and revenue generating subscriptions during the comparable periods.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, exclusive of depreciation and amortization, increased by 13.8% to $1,937,898 for the quarter ended June 30, 2006 compared to $1,703,517 for the same quarter last year. Costs of products and services for the MCS segment for the quarter were $1,006,720 compared to $1,209,389 in the same quarter last year, a 16.8% decrease. The decrease in costs for the MCS segment is directly related to the decrease in equipment sales. Costs in the MCS segment decreased more significantly than revenues, reflecting the Company’s higher margins in the sales of services versus equipment sales. Costs of products and services for the MDU segment for the quarter were $931,178 compared to $494,128 in the same quarter last year, an 88.4% increase. The increase in costs for the MDU segment reflect increased sales and a reduction in accrued liabilities for vendor chargebacks of $244,258 during the quarter ended June 30, 2006, versus a reduction of $554,299 in the same quarter last year. The Company anticipates that, on a percentage basis, revenues throughout the balance of 2006 will increase slightly ahead of costs due to the expectation that customer penetrations in certain properties will grow as additional services are added to those properties. The Company’s past operating performance indicates that revenues and gross margins on a property level improve when the Company offers two or three services (e.g. voice, data and video) at a property versus a single service (video only).

For the six months ended June 30, 2006, costs of products and services, exclusive of depreciation and amortization were $3,994,425 compared to $3,583,025 in the prior year. This overall increase in costs of products and services over the prior year resulted primarily from an increase in overall revenues and the aforementioned difference in reduction in accrued liabilities between the comparable periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22.4% to $2,909,038 in the quarter ended June 30, 2006, compared to $2,377,575 in the prior year quarter. Selling, general and administrative expenses were, as a percentage of revenues, 64.6% for the quarter ended June 30, 2006 and 56.8% for the similar period a year ago. This percentage increase is primarily a result of increased payroll expenses related to an increase in revenue and due to stock option expense of $168,758 required to be recognized in the current quarter verses $0 stock option in expense in the comparable period last year. The Company anticipates that selling, general and administrative expenses, exclusive of stock option expenses, will increase slightly in future periods as the Company continues to deploy additional services at its MDU properties.

For the six months ended June 30, 2006, these expenses increased 30.0% to $5,881,261 compared to $4,524,487 for the six months ended June 30, 2005. As a percentage of revenue, selling, general and administrative expenses were 66.0% for the six months ended June 30, 2006, compared to 57.3% for the same period in 2005. Again, this percentage increase is primarily due to the aforementioned stock option expenses of $485,521 for the six months ended June 30, 2006 and payroll expense increase.

Interest Expense

Interest expense was $325,523 for the quarter ended June 30, 2006, versus $373,013 for the same quarter last year primarily reflecting a decrease in the Company’s debt and original issue discount expense. Amortization of original issue discount was $131,910 and $164,882 for the three months ended June 30, 2006 and 2005, respectively.

Interest expense was $630,204 for the six months ended June 30, 2006, and $1,058,714 for the same period last year. Amortization of original issue discount was $246,818 for the six months ended June 30, 2006 and $664,350 for the same period last year.

Loss from Operations

The Company, in the second quarter of 2006, incurred a loss from operations for its combined operating business segments of $1,943,387 compared to a loss of $1,419,246 during the second quarter in 2005. Loss from operations from said segments was $4,133,793 during the first six months of 2006, compared to $3,561,186 during the second quarter in 2005. The MDU segment showed a profit from operations of $1,148,971 and $2,053,914 for the three and six months ended June 30, 2006 compared to profits of $1,037,354 and $1,374,371 for the three and six months ended June 30, 2005. For the second quarter of 2006, the MCS segment showed a loss from operations of $1,742,094, compared to a loss of $1,381,087 for the same quarter last year. For the six months ended June 30, 2006, the MCS segment showed a loss from operations of $3,430,018 compared to a loss of $2,626,214 for the same period in 2005. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $1,060,690 for the three months ended June 30, 2006 and $2,204,871 for the six months ended June 30, 2006 compared to losses of $772,620 and $1,332,921 for the same periods last year. The Multiband Corporation loss is expected to be constant in future periods as corporate overhead is expected to remain constant. The Company expects the MDU segment profitability in future periods to remain steady or improve as that segment continues to experience growth. The Company hopes that it can mitigate its loss in the MCS segment by adding additional services and thus gross margin to the properties in the MCS portfolio.

Net Loss

In the second quarter of fiscal 2006, the Company incurred a net loss of $1,943,387 compared to a net loss of $1,296,354 for the second fiscal quarter of 2005. For the six months ended June 30, 2006, the Company recorded a net loss of $4,131,593 compared to $3,879,562 for the six months ended June 30, 2005.

Liquidity and Capital Resources

During the six months ended June 30, 2006 and 2005, the Company recorded a net loss of $4,131,593 and $3,879,562, respectively. Net cash used by operations during the six months ended June 30, 2006 was $566,484 compared to cash used by operations during the six months ended June 30, 2005 of $2,842,499. Operating cash flows improved during the comparable periods. This improvement in cash flows between the comparable periods is primarily due to an overall decrease in the balance of accounts payable and accrued liabilities and retirement of a wholesale line of credit related to the Company’s sale of the MBS segment in 2005. Management believes that over the next 12 months there will be a decrease in accrued liabilities and no significant change in accounts payable. Principal payments on current long-term debt over the next 12 months are expected to be $463,530.

Cash and cash equivalents totaled $1,443,584 at June 30, 2006 versus $3,100,427 at December 31, 2005. The working capital deficit for the six months ended June 30, 2006 increased to $2,830,930 as compared to $971,418, at December 31, 2005, primarily due to funds invested in project build-outs and the operating loss for the six months ended June 30, 2006. The Company intends to fund future build-outs near term through its leasing facility to reduce the impact on working capital. Total debt was reduced in the six months ended June 30, 2006 as the Company continued to retire financing debt and debt related to acquisitions. Net cash flows from investing activities totaled ($588,940) compared to $770,844 for the comparable period last year, reflecting the sale of the MBS segment.

The Company continues to experience growth, primarily due to increased subscriber related recurring revenues acquired from the various transactions previously mentioned herein.

Management of Multiband believes that cash on hand, combined with capital resources and anticipated leasing availability, as of June 30, 2006, is adequate to meet the anticipated liquidity and capital resource requirements of its business for the next 12 months.

Capital Expenditures

The Company used $580,049 for capital expenditures during the six months ended June 30, 2006, as compared to $415,065 in the same period last year. Capital expenditures consisted of project build-outs and equipment acquired for internal use. We estimate capitalized expenditures for the remainder of 2006 will be approximately $400,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets
The Company’s long-lived assets include property, equipment and leasehold improvement. At June 30, 2006, the Company had net property and equipment of $5,159,762, which represents approximately 23% of the Company’s total assets. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the six months ended June 30, 2006 and 2005, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill
We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the six months ended June 30, 2006 and 2005, the Company did not record any impairment losses related to goodwill.

Amortization of Intangible Assets
The Company amortizes a domain name over its estimated useful life of five years using the straight-line method. The Company amortizes right of entry contracts and subscriber lists over their estimated useful lives ranging from 24 to 180 months. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the six months ended June 30, 2006 and 2005, the Company did not record any impairment losses related to intangible assets.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2006, Multiband was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

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

Net Losses

The Company had net losses of $4,131,593 for the six months ended June 30, 2006, $7,475,000 for the year ended December 31, 2005, $9,783,962 for the year ended December 31, 2004. Multiband may never be profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve profitability from operating activities, we may not be able to meet:
o our capital expenditure objectives;
o our debt service obligations; or
o our working capital needs.

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to a periodic "impairment" analysis for fiscal years beginning after December 15, 2001. As of December 31, 2005, the Company had goodwill of $954,871 primarily related to the purchase of Rainbow Satellite Group, LLC. and the purchase of certain assets of Dinamo Entertainment, Inc. At June 30, 2006, the Company did not note any indications of impairment related to goodwill.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of Multiband Corporation shareholders was held on June 20, 2006. There were present or present by proxy at the meeting 11,392,490 votes, the majority necessary to hold a quorum.
(b)	The meeting resulted in the following votes related to the following proxy items:
1. Election of Directors:

	For	Against	Abstain
Bennett, Mandel, Bell, Miller, Dodge, Harris	$11,367,490	$25,000	$0

2. Ratify the election of Virchow, Krause & Company, LLP as independent auditors of the Company for Fiscal Year 2005.

For	Against	Abstain
$11,392,490	$0	$0

ITEM 6. EXHIBITS
(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION
Registrant

Date: August 14, 2006	By:	/s/ James L. Mandel

Chief Executive Officer

Date: August 14, 2006	By:	/s/ Steven M. Bell

Chief Financial Officer