Form 10-Q
period 2006-09-30
MULTIBAND CORP
filed 2006-11-14
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING SEPTEMBER 30, 2006
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

Yes ☐ No ☒

On November 7, 2006 there were 35,049,887 shares outstanding of the registrant's common stock, no par value, and 404,355 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$4,524,885	$4,257,660	$13,430,666	$12,148,142

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	2,087,643	2,303,357	6,082,068	5,886,382
Selling, general and administrative	2,915,463	2,453,410	8,796,724	6,977,897
Depreciation and amortization	1,404,855	1,255,188	4,015,925	3,622,922

Total Costs and Expenses	6,412,961	6,011,955	18,894,717	16,487,201

LOSS FROM OPERATIONS	(1,883,076)	(1,754,295)	(5,464,051)	(4,339,059)

OTHER EXPENSE
Interest expense	(306,672)	(536,000)	(936,876)	(1,594,714)
Other income	27,220	77,737	104,606	160,029
Total Other Expense	(279,452)	(458,263)	(832,270)	(1,434,685)

LOSS FROM CONTINUING OPERATIONS	(2,162,528)	(2,212,558)	(6,296,321)	(5,773,744)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	248,249	2,200	(70,127)

NET LOSS	(2,162,528)	(1,964,309)	(6,294,121)	(5,843,871)
Preferred Stock Dividends	(302,990)	(1,364,180)	(3,088,438)	(2,964,898)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,465,518)	$(3,328,489)	$(9,382,559)	$(8,808,769)

BASIC AND DILUTED - LOSS PER COMMON SHARE
Loss from continuing operations	(.06)	(.08)	(.19)	(.21)
Income (loss) from discontinued operations	.00	.01	.00	(.00)
Net Loss	(.06)	(.07)	(.19)	(.21)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(.07)	(.11)	(.28)	(.31)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	34,468,510	29,352,257	33,388,382	28,408,934

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$822,962	$3,100,427
Accounts receivable, net	1,997,999	2,367,864
Inventories	223,019	241,015
Prepaid expenses and other	512,949	216,885
Current portion of notes receivable	6,092	11,316
Total Current Assets	3,563,021	5,937,507
PROPERTY AND EQUIPMENT, NET	5,081,420	5,247,240
OTHER ASSETS
Goodwill	926,551	954,871
Intangible assets, net	11,608,922	13,923,542
Notes receivable - long-term, net	65,175	61,341
Other assets	112,416	146,904
Total Other Assets	12,713,064	15,086,658
TOTAL ASSETS	$21,357,505	$26,271,405
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$212,736	$93,005
Current portion of long-term debt	522,975	616,260
Current portion of note payable - stockholder	29,000	32,837
Current portion of capital lease obligations	434,262	179,932
Accounts payable	2,228,727	1,761,249
Accrued liabilities	2,618,692	2,741,054
Customer deposits	61,707	64,161
Current liabilities of discontinued operations	250,000	500,000
Deferred service obligations and revenue	901,349	587,093
Mandatory redeemable preferred stock, and 33,334 Class F preferred shares	280,000	333,334
Total Current Liabilities	7,539,448	6,908,925
LONG-TERM LIABILITIES
Long-term debt, net	3,846,779	3,816,536
Capital lease obligations, net of current portion	495,740	452,649
Long-term liabilities of discontinued operations	-	125,000
Total Liabilities	11,881,967	11,303,110
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (26,658 and 27,931 shares issued and outstanding, $279,909 and $293,276 liquidation preference)	407,017	419,752
10% Class B (7,770 and 8,390 shares issued and outstanding, $81,585 and $88,095 liquidation preference)	52,700	58,900
10% Class C (124,430 and 125,050 shares issued and outstanding, $1,244,300 and $1,250,500 liquidation preference)	1,601,405	1,607,605
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (45,245 shares issued and outstanding, $452,450 liquidation preference)	179,897	179,897
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Variable rate % Class I (65,000 and 90,000 shares issued and outstanding, $6,500,000 and $9,000,000 liquidation preference)	-	-
Common stock, no par value (34,497,316 and 32,134,558 shares issued and outstanding)	25,977,112	22,801,405
Stock subscriptions receivable	(254,807)	(297,105)
Options and warrants	44,926,611	44,259,540
Unamortized compensation	-	(29,861)
Accumulated deficit	(64,914,397)	(55,531,838)
Total Stockholders' Equity	9,475,538	14,968,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,357,505	$26,271,405

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(6,294,121)	$(5,843,871)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	4,158,716	3,896,131
Amortization of deferred compensation	29,480	128,354
Amortization of original issue discount	358,725	913,339
Gain on sale of business segment	-	(253,356)
Warrants issued for services	12,085	6,256
Common stock issued for services	1,156	20,580
Gain on sale of property and equipment and intangible assets	(105,782)	(94,277)
Gain on sale of URON Inc. subsidiary	(26,669)	-
Change in allowance for doubtful accounts receivable	(165,130)	-
Change in reserve for stock subscriptions and interest receivable	36,434	-
Stock based compensation expense	655,367	-
Changes in operating assets and liabilities:
Accounts receivable	533,336	574,006
Inventories	17,996	(189,220)
Prepaid expenses and other	63,868	113,991
Other assets	34,488	5,000
Wholesale line of credit	-	(1,000,987)
Accounts payable and accrued liabilities	187,560	(1,336,387)
Deferred service obligations and revenue	201,037	184,995
Liabilities of discontinued operations	(375,000)	(250,000)
Customer deposits	(2,454)	295
Net cash flows from operating activities	(678,908)	(3,125,151)

INVESTING ACTIVITIES
Purchases of property and equipment	(756,706)	(698,269)
Purchases of intangible assets	(31,159)	(209,225)
Purchase of Dinamo Entertainment, LLC	-	(726,525)
Proceeds from sale of URON Inc. subsidiary	75,000	-
Purchase of Ultravision	-	(287,050)
Purchase of Satellite Broadcasting Corporation	-	(200,000)
Proceeds from sale of business segment	-	1,682,184
Proceeds from sale of property and equipment and intangible assets	50,000	91,500
Collections on notes receivable	2,478	-
Net cash flows from investing activities	(660,387)	(347,385)
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	119,731	(154,760)
Payments on short-term debt	-	(4,147,765)
Payments on long-term debt	(695,877)	(2,456,305)
Payments on capital lease obligations	(167,821)	(137,040)
Payments on note payable to stockholder	(3,837)	(51,964)
Payments on mandatory redeemable preferred stock	(53,334)	-
Payments for debt issuance costs	-	(25,000)
Payments for stock issuance costs	(21,339)	-
Proceeds from issuance of stock and warrants	-	11,084,783
Proceeds from issuance of long-term debt	-	2,000,000
Exercise of warrants	-	6,960
Payments received on stock subscriptions receivable	5,938	66,399
Redemption of preferred stock	(25,135)	(3,400)
Preferred stock dividends	(114,496)	(52,599)
Exercise of stock options	18,000	-
Net cash flows from financing activities	(938,170)	6,129,309
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,277,465)	2,656,773
CASH AND CASH EQUIVALENTS
Beginning of period	3,100,427	726,553
End of period	$822,962	$3,383,326

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amortization of original issue discount	$408,244	$658,429
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note receivable recorded on sale of discontinued operations	-	400,000
Conversion of preferred stock into common stock	2,370,000	1,834,001
Current liabilities converted to stock	28,653	93,297
Conversion of notes payable into common stock	200,000	1,436,062
Conversion of accrued dividends into common stock	416,737	185,045
Note receivable recorded on sale of intangibles to Satellite Broadcasting Corporation	-	75,500
Capital lease obligation entered into as part of the purchase of intangibles from Satellite Broadcasting Corporation	-	105,000
Issuance of common stock for purchase of SBC intangibles	-	105,000
Note payable issued in relation to acquisition of Dinamo Entertainment, LLC	-	600,000
Common stock issued in relation to acquisition of Dinamo Entertainment, LLC	-	702,500
Common stock issued in lieu of cash for other current assets	-	218,000
Issuance of common stock for deferred financing costs	-	36,000
Capital lease obligations related to property and equipment	465,242	-
Warrants issued for deferred compensation	-	213,120
Issuance of accrued liabilities for debt issuance costs	-	125,000
Note payable issued in relation to the acquisition of Rand’M	127,360	-
Note payable issued in relation to the acquisition of Extreme Video	346,750	-
Common stock issued in relation to acquisition of Extreme Video	162,500	-
Sale of property and equipment and intangible assets for other current asset	361,094	-
Distribution of URON, Inc. common stock as stock dividends	46,989	-
Deferred revenue related to service agreement with URON, Inc. in exchange for other current assets	116,500	-

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2006 and 2005, the Company incurred net losses from continuing operations of $6,296,321 and $5,843,871, respectively. At September 30, 2006, the Company had an accumulated deficit of $64,914,397. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital lease obligations and fund the Company's future operations:

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
6. Sale of Subscriber Assets

Principles of Consolidation

The consolidated financial statements include the accounts of Multiband Corporation (MB) and its wholly owned subsidiaries, Corporate Technologies, USA, Inc. (CTU), URON Inc.(URON) (see Note 10), Multiband USA, Inc. (MB USA), Minnesota Digital, Inc. (MDU), Rainbow Satellite Group, LLC (Rainbow) and Multiband Subscriber Services, Inc. (Multiband) which provides voice, data and video services to residential multi-dwelling units. All significant intercompany transactions and balances have been eliminated in consolidation.

On January 1, 2004, the Company merged Multiband into CTU. On April 1, 2005, the continuing operations of CTU terminated (see Note 9). In August 2006, the Company completed a stock dividend and sold the remaining interest of URON (see Note 10).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

Customer’s contract for both the purchase and installation of voice and data networking technology products and certain video technologies products on one sales agreement, as installation of the product is essential to the functionality of the product. Revenue is recognized when the products are delivered and installed and the customer has accepted the terms and has the ability to fulfill the terms. This revenue has been included with discontinued operations. Service revenues related to technology products including consulting, training and support are recognized when the services are provided. Service revenues accounted for less than 10% of total revenues for the three and nine months ended September 30, 2006 and 2005. The Company, if the customer elects, enters into equipment maintenance agreements for products sold once the original manufacturer's warranty has expired. Revenues from all equipment maintenance agreements are recognized on a straight-line basis over the terms of each contract. Costs for services are expensed as incurred. This revenue has been included with discontinued operations.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

Goodwill and Other Intangible Assets

The Company periodically evaluates acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill related to continuing operations was $926,551 and $954,871 at September 30, 2006 and December 31, 2005, respectively.

Components of intangible assets are as follows:

	September 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Domain name	$83,750	$83,750	$83,750	$72,583
Right of entry contracts	9,301,738	3,430,803	9,129,028	2,300,664
Subscriber lists	10,151,809	4,464,716	10,151,809	3,261,483
Debt issuance costs	499,837	448,943	499,837	306,152
Total	$20,037,134	$8,428,212	$19,864,424	$5,940,882
Intangible assets not subject to amortization
Goodwill	$926,551	$-	$954,871	$-

The Company amortizes a domain name over its estimated useful life of five years using the straight-line method. The Company amortizes the right of entry contracts and subscriber lists, over their estimated useful lives ranging from 24 to 180 months. Debt issuance costs are amortized over the life of the loan of approximately three years using the straight-line method, which approximates the interest method.

Amortization of intangible assets was $898,539 and $934,205 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, amortization of intangible assets was $2,651,022 and $2,649,059, respectively. Amortization of debt issuance costs of $142,790 and $204,461 for the nine months ended September 30, 2006 and 2005, respectively, is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and 2011 is $3,538,078, $3,323,801, $3,101,047, $2,929,094, $1,096,133 and $61,751, respectively. The weighted average remaining life of the intangibles is 6.8 years with right of entry average life of 7.1 years and subscriber lists average life of 2 years.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R Accounting for Stock-Based Compensation (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three and nine months ended September 30, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three and nine months ended September 30, 2006, total stock-based compensation expense of $169,846 ($0.00 per share) and $655,367 ($0.02 per share) was included in selling, general and administrative expenses. The Company is estimating $171,000 of additional stock-based compensation expense for the remainder of 2006 related to SFAS 123R.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation for the three and nine months ended September 30, 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Loss attributable to common stockholders	$(3,328,489)	$(8,808,769)
Pro forma loss attributable to common stockholders	(3,361,016)	(9,226,215)
Basic and diluted loss attributable to common stockholders:
As reported	(.11)	(.31)
Pro forma loss attributable to common shares	(.11)	(.32)
Stock-based compensation:
As reported	-	-
Pro forma	32,527	417,446

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Risk-free interest rate	4.88%	4.12%	4.73%	3.75%
Expected life of options granted	10 years	10 years	10 years	10 years
Expected volatility range	216%	211%	215%	207%
Expected dividend yield	0%	0%	0%	0%

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three and nine months ended September 30, 2006 and 2005 were anti-dilutive due to the Company’s net losses.

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

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157 (SFAS No. 157), Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.

The Company is currently evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (SFAS No. 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for the plan's under funded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  The Company is evaluating the effect of adopting SFAS No. 158 on their consolidated financial statements.

Reclassifications

Certain accounts in the prior quarters' consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current quarter consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity.

NOTE 3 - Business Acquisitions and Asset Sales

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
SEPTEMBER 30, 2006 AND 2005
Allocation of Purchase Price for Dinamo:

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

Effective July 1, 2006, Multiband Corporation (the Company) acquired the video assets and rights of entry of Extreme Video Enterprise, LLC for a total purchase price of $578,125. The assets included 5,567 homes under rights of entry and 928 subscribers. The reason for the purchase is to continue to expand the Company’s services related to multi-users of voice, data and video services. 162,500 shares of restricted common stock valued at $1.00 per share (fair value at the date of the agreement) were issued to the Seller as part of the consideration for the purchase. The balance of the purchase of $415,625 is to be paid in 48 equal payments and is collateralized by the assets purchased. The first payment of $8,659 was paid at closing. The note bears an imputed interest rate of 8.25%. The agreement allows for a reduction of the purchase price if the annual cash flow generated is less than $94,000 in the first 3 years and less than $7,844 per month in the final year of the repayment of the note payable. Any shortfall will be deducted from the payment dollar for dollar. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. The rights of entry will be amortized over its estimated useful life of 36 months. The expected life of the cable systems will also be 36 months.

Effective September 20, 2006, Multiband Corporation (the Company) acquired the video assets and rights of entry of Rand’M for a total purchase price of $146,500. The assets included approximately 2,350 homes under rights of entry. The reason for the purchase is to continue to expand the Company’s services related to multi-users of voice, data, and video services. The purchase price of $146,500 is to be paid in 42 equal monthly payments of $3,250 and one payment of $10,000 on September 20, 2007, and is collateralized by the assets purchased. This note bears an imputed interest rate of 8.25%. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. The rights of entry will be amortized over its estimated useful life of 18 months. The expected life of the cable systems will also be amortized over 18 months.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
Allocation of Purchase Price for Extreme and Rand’M:

Total Cash/Stock/Notes Payable Consideration	$645,269
Less: Tangible assets	166,760
Intangible assets	$478,509

Effective September 29, 2006, pursuant to the agreement referenced in Note 11, the Company sold five rights of entry agreements located in California to Consolidated Smart Broadband Systems, LLC. The Company sold the assets for $386,000 in cash subject to a $24,900 reserve related to a contingency. The Company recorded a gain on the sale of approximately $178,000.

The unaudited pro forma results of operations for the three and nine months ended September 30, 2006 and 2005 as a result of the SBC, Ultravision, Dinamo, Extreme Video, and Rand’M acquisitions of video subscribers and video equipment is not material to the historical financial statements.

NOTE 4 - Lease Financing

In June 2006, the Company entered into a lease financing arrangement with B&L Financial, Inc. The Company signed a five year lease for equipment with a cost of $259,120, payable in 60 monthly payments of $5,501 including interest at 10.4%. The lease is collateralized by the income stream from the installation of communications equipment at specific property locations. In August 2006, the Company signed an additional five year lease with a cost of $206,122, payable in 60 monthly installments of $4,405, including interest at 10.7%. The lease is collateralized by the income stream from the installation of communications equipment at specific property locations.

NOTE 5 - Stockholders’ Equity

Stock warrants activity is as follows for the nine months ended September 30, 2006:

	Number of Warrants	Weighted - Average Exercise Price
Outstanding, December 31, 2005	18,715,979	$1.68
Granted	15,670	1.05
Exercised	-	-
Cancelled	(548,363)	(3.21)
Outstanding, September 30, 2006	18,183,286	$1.63

The Company granted 15,670 warrants in lieu of cash for services during the nine months ended September 30, 2006 valued at $12,085 using the Black Scholes pricing model. On August 10, 2006, 42,857 warrants originally issued to an investor on September 30, 2003, were reissued due to a related warrant agreement with the same investor dated November, 2004.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
NOTE 6 - Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2006	December 31, 2005
Payroll and related taxes	$408,905	$391,707
Accrued preferred stock dividends	646,752	506,535
Accrued liability-vendor charge backs	1,103,414	1,347,673
Other	459,621	495,139
Total	$2,618,692	$2,741,054

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
Segment disclosures are as follows:

	Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Three months ended September 30, 2006:
Revenues	$-	$2,630,299	$1,894,586	$-	$4,524,885
Income (loss) from operations	(1,041,312)	962,819	(1,804,583)	-	(1,883,076)
Identifiable assets	2,445,687	6,788,833	12,147,891	-	21,382,411
Depreciation and amortization	56,589	401,079	947,187	-	1,404,855
Capital expenditures	7,413	-	169,244	-	176,657

	Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Three months ended September 30, 2005:
Revenues	$-	$2,091,442	$2,166,218	$-	$4,257,660
Income (loss) from operations	(872,324)	443,435	(1,325,406)	-	(1,754,295)
Identifiable assets	5,980,426	8,807,015	13,770,664	-	28,558,105
Depreciation and amortization	71,360	401,079	782,749	-	1,255,188
Capital expenditures	20,707	-	258,015	4,482	283,204

	Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Nine months ended September 30, 2006:
Revenues	$-	$7,785,688	$5,644,978	$-	$13,430,666
Income (loss) from operations	(3,246,183)	3,016,733	(5,234,601)	-	(5,464,051)
Identifiable assets	2,445,687	6,788,833	12,147,891	-	21,382,411
Depreciation and amortization	175,594	1,203,234	2,637,097	-	4,015,925
Capital expenditures	32,332	-	724,374	-	756,706

	Multiband Corp.	MDU	MCS	Discontinued Operations	Total
Nine months ended September 30, 2005:
Revenues	$-	$6,105,405	$6,042,737	$-	$12,148,142
Income (loss) from operations	(2,205,245)	1,817,807	(3,951,621)	-	(4,339,059)
Identifiable assets	5,980,426	8,807,015	13,770,664	-	28,558,105
Depreciation and amortization	143,131	1,203,237	2,276,554	-	3,622,922
Capital expenditures	26,136	-	629,293	42,840	698,269

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 8 - Commitments and Contingencies

Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business including an action maintained by Multiband USA, Inc., in the Federal District Court of Minnesota against DirecTechologies, LLC, a New York entity, for fraud and breach of contract. The defendant, in the action, has counterclaimed against Multiband, USA, Inc. for breach of contract. However, as of September 30, 2006, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows.

Significant Relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August, 2005. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company's DirecTV agreement would have a material adverse impact on the Company's on-going operations. Revenues generated from DirecTV were 58.1% and 58.0% of total revenues for the three and nine months ended September 30, 2006, respectively. Revenues generated from DirecTV for the three and nine months ended September 30, 2005 were 49.1% and 50.3% of total revenue, respectively.

Related Party

The Company has an accrued dividend of $371,844 and $337,460 owed to an officer of the Company at September 30, 2006 and 2005, respectively.

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease. The Company remains obligated to provide free rent to CTLLC through March 31, 2007 as defined in the purchase agreement of MBS (see Note 9). This guaranty has no effect on the Company’s consolidated financial statements for the periods ended September 30, 2006. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $348,881 in rent payments plus any associated charges such as property taxes and common area maintenance.

NOTE 9 -Sales of Multiband Business Services Segments

After the close of business on March 31, 2005, the Company completed the sale of certain assets and liabilities relating to its Multiband Business Services (MBS, a/k/a Corporate Technologies USA) division. The buyer was North Central Equity LLC (“Buyer”).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

The following are condensed statements of operations of the discontinued operations for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
Statement of Operations	2006	2005	2006	2005
Revenues	$-	$1,056	$-	$3,699,983
Cost of sales	-	-	-	2,701,664
Selling, general and administrative	-	(97,328)	(2,200)	1,210,174
Depreciation and amortization	-	-	-	56,188
Income (loss) from operations		98,834	2,200	(268,043)
Other income (expense)	-	-	-	(55,440)
Income (loss)	-	98,384	2,200	(323,483)
Gain on sale	-	149,865	-	253,356
Income (loss) from discontinued operations	$-	$248,249	$2,200	$(70,127)

The Company has recorded $1 million in deferred rent liability in relation to the sale of the MBS business segment. This liability is amortized over the 24 month term of the sublease. Amortization has been netted with rent expense and the resulting income of $16,100 and $48,300 is included in other income (expense) for the three and nine months ended September 30, 2006, respectively.

NOTE 10 - Stock Dividend

As of May 1, 2006, certain Multiband shareholders of record and certain contingent rights holders became eligible for a distribution of URON common stock based on the holder’s ownership of Multiband shares or rights as of that date. The holders received .05 shares of URON common stock for each share or right to a share of Multiband common stock held on the record date. In July 2006, URON’s Form 10-SB was declared effective by the SEC. On August 10, 2006, the stock distribution occurred. In August 2006, Multiband sold its majority interest in URON to Lantern Advisors for $75,000 in cash. As of September 30, 2006, Multiband was holding in trust 606,609 common shares of URON for various contingent rights holders whose rights are tied to potential future warrant exercises or preferred stock conversions. It is unknown as of September 30, 2006 as to whether the aforementioned contingent rights will ever be exercised in full or in part by the various holders.

NOTE 11 - Subsequent Events

Effective October 19, 2006, the Company entered into an asset purchase agreement with Consolidated Smart Broadband Systems, LLC., the intent of which is to sell approximately all of the Company’s California assets to the purchaser. The Company anticipates that the sale will be completed 90 to 180 days from October 19, 2006 provided certain conditions precedent are met. The ultimate purchase price for the assets will be determined, in part, by a formula tied to free subscriber cash flow and length of right of entry contracts. A portion of this transaction was effective September 29, 2006 (Note 3). The Company is evaluating whether this sale should be reported as discontinued operations. The agreement’s full terms and conditions can be found in the Company’s 8K report filed on October 24, 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OUR COMPANY

Multiband Corporation (Multiband), is a Minnesota corporation formed in September 1975. Multiband has two operating segments: 1) Multiband Consumer Services (MCS, legally known as Multiband Subscriber Services, Inc.), which encompasses the subsidiary corporations, Multiband USA, Inc., and Rainbow Satellite Group, LLC; and 2) Minnesota Digital Universe, Inc. (MDU)

Multiband completed an initial public offering in June 1984. In November 1992, Multiband became a non-reporting company under the Securities Exchange Act of 1934. In July 2000, Multiband regained its reporting company status. In December, 2000, Multiband stock began trading on the NASDAQ stock exchange under the symbol VICM. In July 2004, the symbol was changed to MBND concurrent with the Company’s name change from Vicom, Incorporated to Multiband Corporation.

As of May 1, 2006, certain Multiband shareholders of record and certain contingent rights holders became eligible for a distribution of URON common stock based on the holder’s ownership of Multiband shares or rights as of that date. The holders will receive .05 shares of URON common stock for each share or right to a share of Multiband common stock held on the record date. In July 2006, URON’s Form 10-SB was declared effective by the SEC. On August 10, 2006, the stock distribution occurred. Also, in August 2006, Multiband sold its majority interest in URON Inc. to Lantern Advisors for $75,000 in cash. As of September 30, 2006, Multiband was holding in trust 606,609 common shares of URON for various contingent rights holders whose rights are tied to potential future warrant exercises or preferred stock conversions. It is unknown as of September 30, 2006 as to whether the aforementioned contingent rights will ever be exercised in full or in part by the various holders

Multiband’s website is located at: www.multibandusa.com.

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

At September 30, 2006, the Company had 116,200 owned and managed subscriptions.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES		DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 30, 2006 (unaudited)	September 30, 2005 (unaudited)	September 30, 2006 (unaudited)	September 30, 2005 (unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	46.1%	54.1%	45.3%	48.5%

SELLING, GENERAL & ADMINISTRATIVE	64.4%	57.6%	65.5%	57.4%
DEPRECIATION & AMORTIZATION	31.0%	29.5%	29.9%	29.8%

LOSS FROM OPERATIONS	-41.5%	-41.2%	-40.7%	-35.7%
INTEREST EXPENSE & OTHER, NET	-6.2%	-10.7%	-6.2%	-11.8%
LOSS FROM CONTINUING OPERATIONS	-47.7%	-51.9%	-46.9%	-47.5%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	0.0%	5.8%	0.0%	-0.6%
NET LOSS	-47.7%	-46.1%	-46.9%	-48.1%

RESULTS OF OPERATIONS

Revenues

Total revenues increased 6.3% to $4,524,885 for the quarter ended September 30, 2006 as compared to $4,257,660 for the quarter ended September 30, 2005. This increase is primarily due to an increase in agent fees and revenue generating subscriptions during the comparable periods. The Company expects revenues to continue to increase in 2006 over 2005 as the Company adds additional services and thus additional revenue generating subscriptions to new and existing properties.

Revenues in the third quarter of 2006, for the MCS segment, decreased 12.5% to $1,894,586 as compared to $2,166,218 in the third quarter of fiscal 2005. This decrease is entirely due to a decrease in revenue from equipment sales to property owners between comparable periods. Sales of recurring revenue services, exclusive of equipment sales, increased 4.9% between comparable periods.

Revenues in the third quarter of 2006 for the MDU segment increased 25.8% to $2,630,299 as compared to $2,091,442 in the third quarter of fiscal 2005. This increase is primarily due to the number of managed subscribers and a related increase in agent fees during the comparable period.

Revenues for the nine month period ended September 30, 2006 increased 10.6% to $13,430,666 from $12,148,142 for the same period in 2005. Again, this revenue increase is primarily due to an increase in agent fees and revenue generating subscriptions during the comparable periods. Looking forward into early 2007, the Company currently anticipates continuing growth in its MDU segment as Multiband expands its network of system operators. However, the Company in early 2007 would expect revenues in its MCS segment to decline as the Company may sell and monetize the value of some of its owned subscribers.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, exclusive of depreciation and amortization, decreased by 9.4% to $2,087,643 for the quarter ended September 30, 2006 compared to $2,303,357 for the same quarter last year. Costs of products and services for the MCS segment for the quarter were $992,614 compared to $1,234,466 in the same quarter last year, a 19.6% decrease. The decrease in costs for the MCS segment is directly related to the decrease in equipment sales. Costs in the MCS segment decreased more significantly than revenues, reflecting the Company’s higher margins in the sales of services versus equipment sales. Costs of products and services for the MDU segment for the quarter were $1,095,029 compared to $1,068,891 in the same quarter last year, a 2.4% increase. The increase in costs for the MDU segment are directly related to the increase in sales. The Company anticipates that, on a percentage basis, revenues throughout the balance of 2006 will increase slightly ahead of costs due to the expectation that customer penetrations in certain properties will grow as additional services are added to those properties. The Company’s past operating performance indicates that revenues and gross margins on a property level improve when the Company offers two or three services (e.g. voice, data and video) at a property versus a single service (video only).

For the nine months ended September 30, 2006, costs of products and services, exclusive of depreciation and amortization were $6,082,068 compared to $5,886,382 in the prior year, a 3.3% increase. This overall increase in costs of products and services over the prior year resulted primarily from an increase in overall revenues. The anticipated sale of certain MCS segment owned subscribers in early 2007 may produce an overall decrease in cost of products and services next year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 18.8% to $2,915,463 in the quarter ended September 30, 2006, compared to $2,453,410 in the prior year quarter. Selling, general and administrative expenses were, as a percentage of revenues, 64.4% for the quarter ended September 30, 2006 and 57.6% for the similar period a year ago. This increase is primarily a result of increased payroll expenses related to an increase in revenue and due to stock option expense of $169,846 required to be recognized in the current quarter verses $0 stock option in expense in the comparable period last year. The Company anticipates that selling, general and administrative expenses, exclusive of stock option expenses, will decrease beginning in 2007 as the Company sells subscribers in the MCS portfolio and reduces headcount.

For the nine months ended September 30, 2006, these expenses increased 26.1% to $8,796,724 compared to $6,977,897 for the nine months ended September 30, 2005. As a percentage of revenue, selling, general and administrative expenses were 65.5% for the nine months ended September 30, 2006, compared to 57.4% for the same period in 2005. Again, this percentage increase is primarily due to the aforementioned stock option expenses of $655,367 for the nine months ended September 30, 2006 and payroll expense increase, which included developmental expense associated with several major information technology initiatives. The Company also expects reduced administrative expense in 2007 in its MDU segment related to the termination of its outsourced management agreement with Pace Electronics.

Loss from Operations

The Company, in the third quarter of 2006, incurred a loss from operations for its combined operating business segments of $1,883,076 compared to a loss of $1,754,295 during the third quarter in 2005. Loss from operations from said segments was $5,464,051 during the first nine months of 2006, compared to $4,339,059 during the third quarter in 2005. The MDU segment showed a profit from operations of $962,819 and $3,016,733 for the three and nine months ended September 30, 2006 compared to profits of $443,435 and $1,817,807 for the three and nine months ended September 30, 2005. For the third quarter of 2006, the MCS segment showed a loss from operations of $1,804,583, compared to a loss of $1,325,406 for the same quarter last year. For the nine months ended September 30, 2006, the MCS segment showed a loss from operations of $5,234,601 compared to a loss of $3,951,621 for the same period in 2005. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $1,041,312 for the three months ended September 30, 2006 and $3,246,183 for the nine months ended September 30, 2006 compared to losses of $872,324 and $2,205,245 for the same periods last year. The Multiband Corporation loss is expected to be constant in future periods as corporate overhead is expected to remain constant. The Company expects the MDU segment profitability in future periods to remain steady or improve as that segment continues to experience growth. The Company hopes that it can mitigate its loss in the MCS segment by selling subscribers in the MCS portfolio and reducing related payroll expenses. At the same time, the Company will look to add subscribers in its MDU division since the on-going selling, general and administrative expenses to service those subscribers can be more variable than fixed.

Interest Expense

Interest expense was $306,672 for the quarter ended September 30, 2006, versus $536,000 for the same quarter last year primarily reflecting a decrease in the Company’s debt and original issue discount expense. Amortization of original issue discount was $111,907 and $248,359 for the three months ended September 30, 2006 and 2005, respectively.

Interest expense was $936,876 for the nine months ended September 30, 2006, and $1,594,714 for the same period last year. Amortization of original issue discount was $358,725 for the nine months ended September 30, 2006 and $913,339 for the same period last year.

Net Loss

In the third quarter of fiscal 2006, the Company incurred a net loss of $2,162,528 compared to a net loss of $1,964,309 for the third fiscal quarter of 2005. For the nine months ended September 30, 2006, the Company recorded a net loss of $6,294,121 compared to $5,843,871 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

During the nine months ended September 30, 2006 and 2005, the Company recorded a net loss of $6,294,121 and $5,843,871, respectively. Net cash used by operations during the nine months ended September 30, 2006 was $678,908 compared to cash used by operations during the nine months ended September 30, 2005 of $3,125,151. Operating cash flows improved during the comparable periods. This improvement in cash flows between the comparable periods is primarily due to an overall decrease in the balance of accounts payable and accrued liabilities and retirement of a wholesale line of credit related to the Company’s sale of the MBS segment in 2005. Management believes that over the next 12 months there will be a decrease in accrued liabilities and no significant change in accounts payable. Principal payments on current long-term debt over the next 12 months are expected to be $522,975.

Cash and cash equivalents totaled $822,962 at September 30, 2006 versus $3,100,427 at December 31, 2005. The working capital deficit for the nine months ended September 30, 2006 increased to $3,976,427 as compared to $971,418, at December 31, 2005, primarily due to funds invested in project build-outs and the operating loss for the nine months ended September 30, 2006. The Company intends to fund future build-outs near term through its leasing facility to reduce the impact on working capital. Total debt was reduced in the nine months ended September 30, 2006 as the Company continued to retire financing debt and debt related to acquisitions. Net cash flows from investing activities totaled $660,387 compared to $347,385 for the comparable period last year, reflecting the sale of the MBS segment.

The Company continues to experience growth, primarily due to increased subscriber related recurring revenues acquired from the various transactions previously mentioned herein. However, the Company’s growth in its MDU segment is outpacing the growth in its MCS segment. The Company also continues to analyze the values the equity capital marketplace is providing to its MCS directly owned subscribers. As a result of the aforementioned, the Company may seek to monetize the intangible values of some of its directly owned subscribers in future periods, both to establish values for those subscribers and to provide additional liquidity and reduced future amortization to the Company.

Management of Multiband believes that cash on hand, combined with capital resources and anticipated leasing availability, as of September 30, 2006, is adequate to meet the anticipated liquidity and capital resource requirements of its business for the next 12 months.

Capital Expenditures

The Company used $756,706 for capital expenditures during the nine months ended September 30, 2006, as compared to $698,269 in the same period last year. Capital expenditures consisted of project build-outs and equipment acquired for internal use. We estimate capitalized expenditures for the remainder of 2006 will be approximately $75,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets
The Company’s long-lived assets include property, equipment and leasehold improvement. At September 30, 2006, the Company had net property and equipment of $5,081,420, which represents approximately 23.8% of the Company’s total assets. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the nine months ended September 30, 2006 and 2005, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill
We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the nine months ended September 30, 2006 and 2005, the Company did not record any impairment losses related to goodwill.

Amortization of Intangible Assets
The Company amortizes a domain name over its estimated useful life of five years using the straight-line method. The Company amortizes right of entry contracts and subscriber lists over their estimated useful lives ranging from 24 to 180 months. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the nine months ended September 30, 2006 and 2005, the Company did not record any impairment losses related to intangible assets.

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

Multiband is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the notes payable to Laurus Master Fund, Ltd., which is three percent over the prime interest rate and the Convergent Capital note of $2,500,000, which varies from 11% to 14%, dependent on the Company’s common stock price. Multiband also has variable rate percentage Class I convertible preferred stock which pays dividends on a basis of prime rate.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal actions in the ordinary course of its business including an action maintained by Multiband USA, Inc., in the Federal District Court of Minnesota against DirecTechologies, LLC, a New York entity, for fraud and breach of contract. The defendant, in the action, has counterclaimed against Multiband, USA, Inc. for breach of contract. However, as of September 30, 2006, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows.

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

Net Losses

The Company had net losses of $6,294,121 for the nine months ended September 30, 2006, $7,475,000 for the year ended December 31, 2005, $9,783,962 for the year ended December 31, 2004. Multiband may never be profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve profitability from operating activities, we may not be able to meet:

•	our capital expenditure objectives;

•	our debt service obligations; or

•	our working capital needs.

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to a periodic "impairment" analysis for fiscal years beginning after December 15, 2001. As of December 31, 2005, the Company had goodwill of $954,871 primarily related to the purchase of Rainbow Satellite Group, LLC. and the purchase of certain assets of Dinamo Entertainment, Inc. At September 30, 2006, the Company had goodwill of $926,551, after recording a $28,320 reduction due to sale of properties in California (Note 3). At September 30, 2006, the Company did not note any indications of impairment related to goodwill.

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

MULTIBAND CORPORATION Registrant

Date: November 14, 2006	By:	/s/ James L. Mandel
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Steven M. Bell
Chief Executive Officer (Principal Financial and Accounting Officer)