Form 10-K
period 2006-12-31
MULTIBAND CORP
filed 2007-04-02
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED DECEMBER 31, 2006 OR
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
Yes ☐ No ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2006, (the most recently completed fiscal second quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter was approximately $22,939,900.

As of March 27, 2007, there were 35,551,973 outstanding shares of the registrant's common stock, no par value stock.

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

In late 2006, DirecTV provided the Company with the right to bill DirecTV services directly to end users. At that time the Company began providing such billing services to a certain number of customers.

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

Multiband Consumer Industry Analysis
Strategy

For the near future, the services described below will be offered primarily in New York, Minnesota, Florida, Illinois, Missouri and North Dakota. Our primary competition will come from the local incumbent providers of telephone and cable television services.

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

Long Distance Telephone Service

AT&T Inc. (AT&T), MCI, Inc. (MCI), and Sprint Corporation (Sprint) are our principal competitors in providing long distance telephone service. They offer new products almost weekly. Our primary concern in this marketplace is to assure that we are competitive with the most recent advertised offerings in the "long distance wars." We will meet this challenge by staying within a penny of the most current offering, while still maintaining a high gross margin on our product. We accomplish this through various carrier agency associations. We expect to generate a high penetration in our long distance services amongst our local service subscribers because private property owners in the shared tenant environment (similar to a hotel environment) are not required to offer multiple long distance carriers to their tenants.

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

Market Description

We are currently marketing Multiband services to MDU properties primarily throughout Minnesota, North Dakota, Missouri, Florida, New York and Illinois. We will target properties that range from 50 to 150 units on a contiguous MDU property for television and Internet access only. We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

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

Number of Units/Customers

At March 25, 2007, the Company had approximately 106,500 owned and managed subscriptions.

Employees

As of March 27, 2007, Multiband employed three full-time management employees, eight accounting personnel, six information technology employees and four in administrative positions. As of that same date, MCS had 59 full-time employees, consisting of five in sales and marketing, eighteen in technical positions, thirty-two in customer service and related support, and four in management. MDU had two management employees, two sales and marketing personnel and four customer service employees.

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

Net Losses

The Company had net losses of $10,183,723 for the year ended December 31, 2006, $7,475,000 for the year ended December 31, 2005, and $9,783,962 for the year ended December 31, 2004. Multiband may never be profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve profitability from operating activities, we may not be able to meet:
o our capital expenditure objectives;
o our debt service obligations; or
o our working capital needs.

Working Capital Deficit

The Company had a working capital deficiency of ($5,294,245) and ($971,418), as of December 31, 2006 and December 31, 2005, respectively; primarily due to operating losses and acquisition related debt. There is no assurance the Company will have positive working capital or be able to meet its working capital needs in future periods.

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to a periodic "impairment" analysis for fiscal years beginning after December 15, 2001. In 2004, the Company recorded an impairment charge of $2,748,879 related to Multiband Business Services which is included in discontinued operations at December 31, 2004. In 2006, the Company recorded an impairment charge to goodwill of $417,465 related to the sale of video assets to Consolidated Smart Broadband Systems, LLC., (CSBS) (see Note 17). As of December 31, 2006, the Company had remaining recorded goodwill of $509,086 primarily related to the purchase of Rainbow Satellite Group, LLC.

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

Item 1B:

Unresolved Staff Comments

None.

Item 2B:

Properties

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58103 and 9449 Science Center Drive, New Hope, Minnesota 55428. We have no foreign operations. The main Fargo office lease expires in 2017 and covers approximately 11,744 square feet. The Fargo base rent ranges from $9,846 to $10,680 per month. The New Hope office lease expires in 2013 and covers approximately 47,000 square feet. The New Hope base rent ranges from $19,889 to $25,167 per month. Both the New Hope and Fargo leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities. Both offices have office, warehouse and training facilities.

Multiband considers its current facilities adequate for its current needs and believes that suitable additional space would be available as needed.

Item 3:

Legal Proceedings

The Company is involved in legal actions in the ordinary course of business, including an action maintained by Multiband USA, Inc., in the Federal District Court of Minnesota against DirecTechnologies, LLC, a New York entity, for fraud and breach of contract. The defendant, in the action, has counterclaimed against Multiband USA, Inc., for breach of contract. However, as of December 31, 2006, Multiband was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

Item 4:

Submission of Matters to a Vote of Security Holders

The Company did not submit matters to a vote of security holders during the last quarter of the year covered by this report.

PART II

Item 5:

Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Through May 17, 2000, Multiband's common stock was traded and quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "VICM." From May 18, 2000 until August 21, 2000, the common stock was quoted under the VICM symbol on the Pink Sheets(R) operated by Pink Sheets LLC. From August 21, 2000, to December 12, 2000, Multiband's common stock was traded and quoted on the OTCBB under the VICM symbol. Since then, the stock has been traded and quoted on the NASDAQ Smallcap market system. In July 2004, the symbol was changed to MBND to coincide with the Company's name change to Multiband Corporation. The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2006 and December 31, 2005 as provided by NASDAQ.

Quarter Ended	High Bid	Low Bid
March 31, 2006	1.45	1.10
June 30, 2006	1.30	0.82
September 30, 2006	1.01	0.66
December 31, 2006	0.89	0.53
March 31, 2005	1.75	1.33
June 30, 2005	1.50	1.07
September 30, 2005	1.55	1.07
December 31, 2005	1.52	1.18

As of March 27, 2007, Multiband had 1,088 shareholders of record of its common stock and 35,551,973 shares of common stock outstanding. As of that date, seven shareholders held a total of 26,658 of Class A Preferred, two shareholders held 7,270 shares of Class B Preferred, four shareholders held a total of 123,930 shares of Class C Preferred, one shareholder held a total of 150,000 shares of Class F Preferred, twelve shareholders held a total of 38,195 shares of Class G Preferred, six shareholders held a total of 2 shares of Class H Preferred, and four shareholders held a total of 57,500 shares of Class I Preferred.

Recent Sales of Unregistered Securities

In July 2006, the Company issued 162,500 shares of common stock worth $162,500 in connection with an acquisition of video subscribers located in Ohio.

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

In the first quarter of 2003, $72,000 worth of Class C Preferred Stock was issued to an officer of the Company in a conversion of accounts payable. Also in the first quarter of 2003, $76,500 worth of Class E Preferred Stock was issued to a member of the Board, pursuant to an offering to accredited investors.

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

During the fourth quarter of 2006, one of the Class I Preferred Stock holders sold all of their shares to another accredited investor.

The holders of the Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred, Class E Preferred, Class F Preferred, Class G Preferred Class H Preferred and Class I Preferred (collectively, "Preferred Stock") are entitled to receive out of the assets of the Company legally available for payment thereof, cumulative cash dividends calculated based on the per share stated value of the Preferred Stock. The per annum dividend rate is eight percent (8%) for the Class A Preferred and ten percent (10%) for the Class B Preferred, Class C Preferred and Class F Preferred, fourteen percent (14%) for the Class D Preferred, fifteen percent (15%) for the Class E Preferred, to be paid in kind, eight percent (8%) for the Class G Preferred, six percent (6%) for the Class H Preferred and variable rate tied to prime for the Class I Preferred dividends on the Class A Preferred, Class C Preferred, Class D Preferred, Class F Preferred and Class G Preferred are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Dividends on the Class B and Class I Preferred are payable monthly on the first day of each calendar month. Dividends on the Class H Preferred are payable semiannually on June 30 and December 31 of each year. Dividends on the Preferred Stock accrue cumulatively on a daily basis until the Preferred Stock is redeemed or converted.

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

No holder of Preferred Stock can require Multiband to redeem his or her shares, except for a single Class F and Class H shareholders. The single Class F shareholder who, at its sole discretion pursuant to a put option, can force the Company to redeem up to 50,000 Class F Preferred Shares (the equivalent of $500,000 worth, $220,000 redeemed as of December 31, 2006). Class H shareholders have the right to convert all or a portion of preferred shares upon the occurrence of a major transaction or triggering event as defined in the agreement and Multiband has the sole option to pay the redemption price in cash or shares of the Company’s common stock. Multiband, upon notice, may voluntarily redeem the Preferred Stock, in whole or in part, at a redemption price per class equal to the liquidation prices stated above provided the closing bid price of the common stock exceeds a certain share price, ($4.00 per share for Classes A, B and C; $2.75 per share for Class F; $2.00 per share for Class H; Classes G and I have no redemption “call” price; and Classes D and E have been completely redeemed and extinguished as of December 31, 2004). Upon Multiband's call for redemption, the holders of the Preferred Stock called for redemption will have the option to convert each share of Preferred Stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by Multiband in its sole discretion. Preferred Stock not converted would be redeemed.

Item 6:

Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data for each of the fiscal years in the three year period ended December 31, 2006, have been derived from our consolidated financial statements and accompanying notes contained in this prospectus. The Statement of Operations Data for the years ended December 31, 2003 and 2002 and the Balance Sheet data at December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements which are not contained in this filing. In the financial data below, the Company reclassed the operations related to the MBS segment to discontinued operations. The Company sold this segment in the first quarter of 2005.

Statement of Operations Data 2006	2006	2005	2004	2003	2002
Revenues	$18,051,601	$16,515,426	$11,067,834	$1,441,118	$577,221
Cost of products and services (exclusive of depreciation and amortization listed separately below)	$8,280,666	$7,849,597	$5,943,395	$884,536	$418,093
Cost of products and services as % of revenue	45.9%	47.5%	53.7%	61.4%	72.4%
Selling, general and administrative expenses	$11,480,677	$9,723,132	$5,986,267	$2,647,870	$1,971,584
Selling, general and administrative as % of revenues	63.6%	58.9%	54.1%	183.7%	341.6%
Depreciation and amortization	$5,168,209	$4,780,436	$3,432,779	$1,065,650	$1,193,306
Impairment of assets	$2,261,500	$0	$0	$0	$0
Loss from Operations	$ (9.139,451)	$(5,837,739)	$(4,294,607)	$(3,156,938)	$(3,005,762)
Other expense, net	$ (1,046,472)	$(1,655,088)	$(1,032,035)	$(548,476)	$(1,439,069)
Minority interest in subsidiary	$0	$0	$0	$33,366	$0
Loss before income tax	$ (10,185,923)	$(7,492,827)	$(5,326,642)	$(3,672,048)	$(4,444,831)
Income tax provision	$0	$0	$0	$0	$0
Loss from continuing operations	$ (10,185,923)	$(7,492,827)	$(5,326,642)	$(3,672,048)	$(4,444,831)
Discontinued operations	$2,200	$17,827	$(4,457,320)	$(692,956)	$6,772
Net loss	$ (10,183,723)	$(7,475,000)	$(9,783,962)	$(4,365,004)	$(4,438,059)
Loss attributable to common stockholders	$ (14,250,446)	$(10,827,229)	$(10,374,417)	$(4,613,693)	$(4,591,637)
Loss from continuing operations	$(.42)	$(.32)	$(.26)	$(.25)	$(.39)
Loss from discontinued operations	$(.00)	$(.00)	$(.19)	$(.04)	$(.00)
Loss attributable to commons stockholders	$(.42)	$(.37)	$(.45)	$(.29)	$(.39)
Weighted average shares outstanding	33,788,217	29,097,923	23,307,594	16,112,231	11,735,095

Balance Sheet Data	2006	2005	2004	2003	2002
Working Capital (deficiency)	($5,294,245)	($971,418)	($8,931,414)	$1,118,792	($252,870)
Total Assets	$17,986,056	$26,271,405	$26,633,712	$13,902,885	$10,347,316
Long-Term Debt, net	$2,969,764	$3,816,536	$3,498,657	$2,262,891	$3,273,350
Stockholders’ Equity	$5,659,309	$14,968,295	$8,549,431	$5,807,711	$2,642,285

Item 7:

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the financial condition and results of operations of Multiband should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Years Ended December 31, 2006 and December 31, 2005

This discussion does not include the results of discontinued operations.

Results of Operations
The following table sets forth certain items.

Revenues	2006	2005
Multiband	0.00%	0.00%
MCS	41.96%	48.10%
MDU	58.04%	51.90%
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization)
Multiband	0.00%	0.00%
MCS	22.56%	26.23%
MDU	23.31%	21.30%
Total Cost of Products and Services (exclusive of depreciation and amortization)	45.87%	47.53%
Selling, General and Administrative Expenses	63.60%	58.87%
Impairment of Assets	12.53%	-
Loss from Continuing Operations	(56.42%)	(45.37%)
Gain(Loss) from Discontinued Operations	.01%	.11%
Net Loss	(56.41%)	(45.26%)

Revenues:
Total revenues from continuing operations increased 9.3% from $16,515,426 in 2005 to $18,051,601 in 2006. Revenue from the MCS segment decreased to $7,573,799 in 2006 from $7,943,266 in 2005. In 2007, MCS revenues will most likely continue to decrease due to sales of subscribers in the MCS portfolio. The MDU segment had revenues of $10,477,802 in 2006 and $8,572,160 in 2005, in an increase of 22.2%. This overall increase in revenues is primarily due to an increase in agent fees and revenue generating subscriptions during the comparable periods.

Costs of Products and Services (exclusive of depreciation and amortization)
Total costs of products and services were $8,280,666 in 2006 compared to $7,849,597 in 2005. MCS segment cost of products and services were $4,073,165 in 2006 and $4,332,111 in 2005. MDU segment costs of products and services were $4,207,501 in 2006 and $3,517,486 in 2005. The significant increase in costs of products and services in the MDU segment resulted directly from a material increase in revenues in 2006 over 2005. The Company expects costs of products and services as a percentage of revenue to remain comparable in future periods due to the predictability of costs and the ability to pass costs through to customers.

Selling, General and Administrative Expense:
Selling, general and administrative expenses from continuing operations increased 18.08% to $11,480,677 in 2006, compared to $9,723,132 in 2005. Selling, general and administrative expenses were, as a percentage of revenues, 63.6% for 2006 and 58.9% for 2005. This increase is primarily a result of increased payroll expenses related to an increase in revenue and due to stock option expense of $821,757 required to be recognized in the current year versus $0 of stock option expense in the comparable period last year. The Company anticipates that total selling, general and administrative expenses, exclusive of stock option expenses, will decrease in 2007 due to reduced payroll expenses from the sale of subscribers in the MCS portfolio (see Note 17).

Impairment of Assets:
Pursuant to the sale of video assets to Consolidated Smart Broadband Systems, LLC.,(CSBS) (see Note 17), the Company recorded an impairment charge of $2,261,500 for the year ended December 31, 2006. This charge was determined based upon the excess net book value of assets sold over the known proceeds from the sale as of March 1, 2007. The impairment charge was allocated in the amount of $417,465 to goodwill, $1,539,633 to intangible assets and $304,402 to fixed assets.

Loss from Operations
The Company, in 2006, incurred a loss from operations for its combined operating business segments of $9,139,451 compared to a loss of $5,837,739 during 2005. The MDU segment showed a profit from operations of $4,066,850 in 2006 compared to profits of $2,691,921 in 2005. In 2006, the MCS segment showed a loss from operations of $8,492,405 included an impairment charge of $2,261,500, compared to a loss of $5,458,620 for the prior year. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $4,713,896 in 2006 compared to a loss of $3,071,040 for the same period last year. The Multiband Corporation loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels. The Company expects the MDU segment profitability in future periods to remain steady or improve as that segment continues to experience growth. In addition to the sale of subscribers, the Company hopes that it can mitigate its loss in the MCS segment by reducing related payroll expenses. At the same time, the Company will look to add subscribers in its MDU division since the on-going selling, general and administrative expenses to service those subscribers can be more variable than fixed.

Interest Expense
Interest expense was $1,206,196 for 2006 versus $1,882,910 for 2005, reflecting primarily a decrease in original issue discount expense.

Net Loss
The Company showed a net loss of $10,183,723 and $7,475,000 in 2006 and 2005, respectively. The increase in net loss in 2006 over 2005 was primarily due to an impairment charge of $2,261,500, incurred due to the sale of video assets located in California (see Note 17).

Years Ended December 31, 2005 and December 31, 2004

This discussion does not include the results of discontinued operations.

Results of Operations
The following table sets forth certain items.

Revenues	2005	2004
Multiband	0.00%	0.00%
MCS	48.10%	47.23%
MDU	51.90%	52.77%
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization)
Multiband	0.00%	0.00%
MCS	26.23%	24.68%
MDU	21.30%	29.02%
Total Cost of Products and Services (exclusive of depreciation and amortization)	47.53%	53.70%
Selling, General and Administrative Expenses	58.87%	54.09%
Loss from Continuing Operations	(45.37%)	(48.12%)
Loss from Discontinued Operations	.11%	(40.27%)
Net Loss	(45.26%)	(88.40%)

Revenues
Total revenues from continuing operations increased 49.2% from $11,067,834 in 2004 to $16,515,426 in 2005. Revenue from the MCS segment increased to $7,943,266 in 2005 from $5,227,696 in 2004. The MDU segment had revenues of $8,572,160 in 2005 and $5,840,138 in 2004. This significant increase in revenues is primarily due to the Company experiencing a full twelve months of revenues in 2005 related to material acquisitions made during the middle of 2004. The Company anticipates any revenue growth in 2006 will primarily come from adding services to new and existing properties verses further acquisitions.

Cost of Products and Services
The cost of products and services was $7,849,597 in 2005 compared to $5,943,395 in 2004. MCS segment cost of products and services were $4,332,111 in 2005 and $2,731,585 in 2004. MDU segment costs of products and services were $3,517,486 in 2005 and $3,211,810 in 2004. The significant increase in costs of products and services resulted directly from a material increase in revenues in 2005 over 2004. The Company expects costs of products and services as a percentage of revenue to remain stable in future periods due to the relative predictability of the costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses from continuing operations increased 62.4% to $9,723,132 in 2005, compared to $5,986,267 in 2004. The increase in expenses was directly related to the Company's increase in revenues. Furthermore, the Company's integration of various accounting, information technology and customer service activities from its 2004 acquisitions produced material start up and additional expense. Selling, general and administrative expenses were, as a percentage of revenues, 58.9% for 2005 and 54.1% for 2004. The Company expects these expenses to decline as a percentage of revenues throughout 2006 as the aforementioned integration expenses should be mitigated.

Interest Expense
Interest expense was $1,882,910 for 2005 versus $1,055,488 for 2004, reflecting primarily an increase in original issue discount expense.

Net Loss
The Company, in 2005, showed a net loss of $7,475,000, inclusive of a gain from discontinued operations, which totaled $17,827. The Company's net loss in 2004 totaled $9,783,962 which included a discontinued operations loss of $4,457,320. Included in the loss from discontinued operations was an impairment of goodwill of $2,748,879 for the year ended December 31, 2004 (see Note 1 to the consolidated financial statements for further detail).

Un-audited Quarterly Results
The following table sets forth certain un-audited quarterly operating information for each of the eight quarters in the two-year period ending December 31, 2006. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues in the third quarter of the fiscal year.

	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
Revenues:
Multiband	-	-	-	-	-	-	-	-
MCS	$1,928,821	$1,894,586	$1,858,520	$1,891,872	$1,817,584	$2,166,218	$2,081,147	$1,878,317
MDU	$2,692,114	$2,630,299	$2,643,217	$2,512,172	$2,549,700	$2,091,442	$2,102,459	$1,828,559
Total Revenues	$4,620,935	$4,524,885	$4,501,737	$4,404,044	$4,367,284	$4,257,660	$4,183,606	$3,706,876
Cost of Products & services (exclusive of depreciation and amortization shown separately below)	$2,198,598	$2,087,643	$1,937,898	$2,056,527	$1,963,215	$2,303,357	$1,703,517	$1,879,508
SG&A Expense	$2,683,953	$2,915,463	$2,909,038	$2,972,223	$2,745,235	$2,453,410	$2,377,575	$2,146,912
Depreciation & Amortization	$1,152,284	$1,404,855	$1,308,614	$1,302,456	$1,157,514	$1,255,188	$1,218,867	$1,148,867
Impairment of assets	$2,261,500	-	-	-
Operating Loss	$(3,675,400)	$(1,883,076)	$(1,653,813)	$(1,927,162)	$(1,498,680)	$(1,754,295)	$(1,116,353)	$(1,468,411)
Interest Expense	$(269,320)	$(306,672)	$(325,523)	$(304,681)	$(288,196)	$(536,000)	$(373,013)	$(685,701)
Other Income (Expenses)	$55,118	$27,220	$35,949	$41,437	$67,793	$77,737	$70,120	$12,172
Net Loss Before Taxes	$(3,889,602)	$(2,162,528)	$(1,943,387)	$(2,190,406)	$(1,719,083)	$(2,212,558)	$(1,419,246)	$(2,141,940)
Income Tax (Benefit) Provision	-	-	-	-	-	-	-	-
Loss from continuing operations	$(3,889,602)	$(2,162,528)	$(1,943,387)	$(2,190,406)	$(1,719,083)	$(2,212,558)	$(1,419,246)	$(2,141,940)
Discontinued Operations	-	-	-	$2,200	$87,954	$248,249	$122,892	$(441,268)
Net Loss	$(3,889,602)	$(2,162,528)	$(1,943,387)	$(2,188,206)	$(1,631,129)	$(1,964,309)	$(1,296,354)	$(2,583,208)
Loss attributable to commons stockholders	$(4,867,887)	$(2,465,518)	$(4,465,729)	$(2,451,312)	$(2,018,460)	$(3,328,489)	$(1,965,988)	$(3,514,292)
Loss from continuing operations	$(.14)	$(.07)	$(.13)	$(.08)	$(.06)	$(.10)	$(.07)	$(.12)
Loss from discontinued operations	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)	$(.01)	$(.00)	$(.01)
Loss attributable to commons stockholders	$(.14)	$(.07)	$(.13)	$(.08)	$(.06)	$(.11)	$(.07)	$(.13)
Weighted average shares outstanding	34,974,681	34,468,510	33,515,351	32,155,873	31,142,424	29,352,257	29,634,502	27,216,574

Liquidity and Capital Resources

Year Ended December 31, 2006

Working capital deficit for 2006 increased to $5,494,245 primarily due to increase in current portion of long term debt and operating losses. Accounts receivable, net, decreased by $347,812 in 2006 primarily due to improved collections procedures and related bad debt write-offs. Current liabilities increased in 2006 by $1,956,386 due primarily to the increases in accounts payables and accrued liabilities. Current maturities of long-term debt increased by $639,734 as of December 31, 2006 versus December 31, 2005 due to scheduled pay down of debt. Inventories increased slightly from year to year due to inventory on hand at year end being staged for impending installations.

Total long term debt and capital lease obligations increased by $96,974 during the year ended December 31, 2006. Multiband paid out $235,517 related to capital lease obligations and $871,076 related to long term debt during the year ended December 31, 2006 versus $2,907,349 paid out in 2005.

The Company used $993,108 for capital expenditures during 2006, as compared to $976,477 in 2005. This increase was related to additional purchases required and additional build out of video and internet services to MDU properties as a result of the business acquisitions made during 2005. Capital expenditures in 2007 are expected to decrease significantly as the Company is intending to build out fewer services in 2007 than in 2006.

Net cash used by operations in 2006 was $649,986 as compared to cash used by operations in 2005 of $3,817,058. This differential in the use of cash between years largely reflects the payoff of a wholesale line of credit in 2005, related to the sale of the Company’s MBS division and related reductions in accounts payables. During the years ended December 31, 2006 and December 31, 2005, the Company incurred significant net losses. Although the majority of the 2006 loss was due to non-cash expenses, in 2006, the Company continued to incur cash losses primarily due to general corporate expense. However, those cash operating losses decreased significantly in 2006 versus 2005 due to increases in agent fees and the on-going additions of MDU properties in the Company's portfolio which provided improved cash flows.

The Company continues to experience overall growth, primarily due to increased agent fees and due to increased subscriber related recurring revenues acquired from the various transactions previously mentioned herein. However, the Company is growing in its MDU segment while the MCS segment is shrinking due, in part, to sales of subscribers in that division during 2006. The Company is continuing to analyze the values the equity capital marketplace is providing to its MCS directly owned subscribers in future periods, both to establish values for those subscribers and to provide additional liquidity. Between August 1, 2006 and March 1, 2007, the Company has raised approximately $1.8 million dollars in gross proceeds related to sales of subscriber related assets.

Management of Multiband believes that the cash on hand, combined with capital resources and the potential ability to monetize intangible subscriber assets, is adequate to meet the anticipated liquidity and capital resource requirements for the next 12 months.

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

Critical Accounting Policies

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvement. At December 31, 2006, the Company had net property and equipment of $3,359,842, which represents approximately 18.8% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. In 2005 and 2004, the Company did not record any impairment. In 2006, an impairment charge of $304,402 was recorded due to the sale of video assets located in California (see Note 17).

Impairment of Goodwill

We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $509,086, as of December 31, 2006, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. In 2006, the Company recorded an impairment charge to goodwill of $417,465 (see Note 1), due to the sale of video assets located in California (see Note 17). In 2004, the Company recorded an impairment charge to goodwill of $2,748,879 (see Note 1) related to Multiband Business Services which is included in discontinued operations at December 31, 2004. During the year ended December 31, 2005, the Company did not record any impairment losses related to goodwill.

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, customer cable lists, debt issuance costs, domain name and access contracts. These intangibles are being amortized over their estimated useful lives ranging from 18 to 180 months. If significant changes would occur to the estimated future cash flow associated with these intangibles, the Company would determine if there is impairment and reduce the value of the intangibles based on the reduction of such cash flows. At December 31, 2006, the Company had net intangibles of $9,124,980 which represented approximately 51% of the Company’s total assets. In 2006, the Company recorded an impairment charge to intangible assets of $1,539,633 (see Note 1). In 2005 and 2004, the Company did not record an impairment related to the intangible assets.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values. The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures. The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.

Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158 (SFAS No. 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for the plan's under funded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  The Company does not expect the adoption of SFAS No. 158 to have an effect on their consolidated financial statements.

Disclosures about Contractual Obligations and Commercial Commitments
The following summarizes our contractual obligations at December 31, 2006, and the effect these contractual obligations including interest payments are expected to have on our liquidity and cash flows in future periods:

	Total	1 Year or Less	2-3 Years	Over 3 Years
Operating Lease	$2,561,000	$422,000	$776,000	$1,363,000
Capital Leases	1,088,935	518,686	393,037	177,212
Long-Term Debt	5,465,881	1,806,449	3,551,503	107,929
Note Payable Stockholder	24,739	24,739	-	-
Totals	$9,140,555	$2,771,874	$4,720,540	$1,648,141

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

Multiband is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the notes payable to Laurus Master Fund, Ltd., which is three percent over the prime interest rate and the Convergent Capital note of $2,500,000, which varies from 11% to 14%, dependent on the Company’s common stock price. Multiband also has variable rate % of Class I Convertible Preferred Stock which pays dividends based on a basis of prime rate plus one percent.

Item 8.

Consolidated Financial Statements and Supplementary Data

MULTIBAND CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	20
Financial Statements
Consolidated Balance Sheets	21-22
Consolidated Statements of Operations	23
Consolidated Statements of Stockholders' Equity	24 - 32
Consolidated Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34 - 66
Supplemental Information
Report of Independent Registered Public Accounting Firm on Supplementary Information	67
Valuation and Qualifying Accounts	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders, Board of Directors, and Audit Committee
Multiband Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over the financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.”

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multiband Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP
Minneapolis, Minnesota
March 23, 2007

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$1,020,975	$3,100,427
Accounts receivable, net	2,018,393	2,367,864
Inventories	343,815	241,015
Prepaid expenses and other	181,767	216,885
Current portion of notes receivable	6,116	11,316
Total Current Assets	3,571,066	5,937,507
PROPERTY AND EQUIPMENT, NET	3,359,842	5,247,240
OTHER ASSETS
Goodwill	509,086	954,871
Intangible assets, net	9,124,980	13,923,542
Assets held for sale	1,244,236	-
Notes receivable - long-term, net	63,740	61,341
Other assets	113,106	146,904
Total Other Assets	11,055,148	15,086,658

TOTAL ASSETS	$17,986,056	$26,271,405

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
	2006	2005
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$319,244	$93,005
Mandatory redeemable preferred stock, 28,000 and 33,334 Class F preferred shares	280,000	333,334
Current portion of long-term debt	1,255,994	616,260
Current portion of capital lease obligations	444,921	179,932
Note payable - stockholder	24,739	32,837
Accounts payable	2,557,409	1,761,249
Accrued liabilities	2,977,356	2,741,054
Customer deposits	61,332	64,161
Current liabilities of discontinued operations	125,000	500,000
Deferred service obligations and revenue	819,316	587,093
Total Current Liabilities	8,865,311	6,908,925
LONG-TERM LIABILITIES
Long-term debt, net	2,969,764	3,816,536
Capital lease obligations, net of current portion	491,672	452,649
Long-term liabilities of discontinued operations	-	125,000
Total Liabilities	12,326,747	11,303,110
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (26,658 and 27,931 shares issued and outstanding, $279,909 and $293,276 liquidation preference)	400,657	419,752
10% Class B (7,470 and 8,390 shares issued and outstanding, $78,435 and $88,095 liquidation preference)	49,700	58,900
10% Class C (124,130 and 125,050 shares issued and outstanding, $1,241,300 and $1,250,500 liquidation preference)	1,593,476	1,607,605
10% Class F (150,000 and 150,000 shares issued and outstanding, $1,500,000 and $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (38,195 and 45,245 shares issued and outstanding, $381,950 and $452,450 liquidation preference)	161,431	179,897
6% Class H (2.0 and 2.0 shares issued and outstanding, $200,000 and $200,000 liquidation preference)	-	-
Variable rate % Class I (57,500 and 90,000 shares issued and outstanding, $5,750,000 and $9,000,000 liquidation preference)	-	-
Common stock, no par value (35,168,161 and 32,134,558 shares issued and outstanding)	26,873,255	22,801,405
Stock subscriptions receivable	(229,927)	(297,105)
Options and warrants	45,093,001	44,259,540
Unamortized compensation	-	(29,861)
Accumulated deficit	(69,782,284)	(55,531,838)
Total Stockholders' Equity	5,659,309	14,968,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,986,056	$26,271,405
See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

REVENUES	$18,051,601	$16,515,426	$11,067,834
COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	8,280,666	7,849,597	5,943,395
Selling, general and administrative	11,480,677	9,723,132	5,986,267
Depreciation and amortization	5,168,209	4,780,436	3,432,779
Impairment of assets	2,261,500	-	-

Total costs and expenses	27,191,052	22,353,165	15,362,441

LOSS FROM OPERATIONS	(9,139,451)	(5,837,739)	(4,294,607)
OTHER INCOME (EXPENSE)
Interest expense	(1,206,196)	(1,882,910)	(1,055,488)
Interest income	67,796	126,158	8,805
Other income	91,928	101,664	14,648

Total Other Expense	(1,046,472)	(1,655,088)	(1,032,035)

LOSS FROM CONTINUING OPERATIONS	(10,185,923)	(7,492,827)	(5,326,642)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	2,200	17,827	(4,457,320)

NET LOSS	(10,183,723)	(7,475,000)	(9,783,962)
Preferred stock dividends	4,066,723	3,352,229	590,455
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,250,446)	$(10,827,229)	$(10,374,417)

BASIC AND DILUTED LOSS PER COMMON SHARE:

LOSS FROM CONTINUING OPERATIONS	$(.42)	$(.37)	$(.26)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS	$-	$-	$(.19)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(.42)	$(.37)	$(.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	33,788,217	29,097,923	23,307,594

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	8% Class A		10% Class B		10% Class C		15% Class E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2003	27,931	$419,752	8,700	$62,000	125,400	$1,611,105	77,650	$438,964
Stock issued:
Cash	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-
Cashless exercise of warrants	-	-	-	-	-	-	-	-
Reduction of stock subscriptions receivable for fees related to equity transactions	-	-	-	-	-	-	-	-
Acquisition of assets - remaining 50% ownership of MBUSA	-	-	-	-	-	-	-	-
Acquisition of assets - URON, Inc.	-	-	-	-	-	-	-	-
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	-	-	-	-	-	-	-	-
Acquisition of assets - Minnesota Digital Universe, Inc.	-	-	-	-	-	-	-	-
Acquisition of assets - Rainbow Satellite Group, LLC.	-	-	-	-	-	-	-	-
Acquisition of assets - 21st Century Satellite Communications	-	-	-	-	-	-	-	-
Property and equipment	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	(77,650)	(438,964)
Conversion of dividends payable	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-
In lieu of cash for other current assets	-	-	-	-	-	-	-	-
Stock repurchase	-	-	-	-	-	-	-	-
Conversion of preferred stock into mandatory redeemable preferred stock	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	-	-	-	-	-	-	-
Discount on preferred stock related to warrants issued	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Warrants issued for debt modification	-	-	-	-	-	-	-	-
Deferred compensation expense related to stock options issued below fair market value	-	-	-	-	-	-	-	-
Deferred compensation expense	-	-	-	-	-	-	-	-
Restricted stock:
Forfeited	-	-	-	-	-	-	-	-
Amortization expense	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCES, December 31, 2004	27,931	$419,752	8,700	$62,000	125,400	$1,611,105	-	$-

	8% Class A		10% Class B		10% Class C		15% Class E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-
Exercise of warrants	-	-	-	-	-	-	-	-
Cashless exercise of warrants	-	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-
Reduction of stock subscriptions receivable for fees related to equity transactions	-	-	-	-	-	-	-	-
Acquisition of assets - Dinamo Entertainment, LLC.	-	-	-	-	-	-	-	-
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-
In lieu of cash for other current assets	-	-	-	-	-	-	-	-
In lieu of cash for deferred financing costs	-	-	-	-	-	-	-	-
Redemption of preferred stock	-	-	(310)	(3,100)	(350)	(3,500)	-	-
Discount on preferred stock related to warrants issued	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Warrants issued in connection with deferred compensation	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCES, December 31, 2005	27,931	$419,752	8,390	$58,900	125,050	$1,607,605	-	$-

See accompanying notes to the consolidated financial statements

	8% Class A		10% Class B		10% Class C		15% Class E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-
Exercise of options	-	-	-	-	-	-	-	-
Acquisition of assets - Extreme Video	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-
In lieu of cash for revenue share payments	-	-	-	-	-	-	-	-
Redemption of preferred stock	(1,273)	(12,730)	(920)	(9,200)	(920)	(9,200)	-	-
Intrinsic value of convertible feature	-	(6,365)	-	-	-	(4,929)	-	-
Adjustment in Dinamo purchase price	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	-	-	-	-
Common stock dividends related to spin-off of URON (see Note 10)	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCES, December 31, 2006	26,658	$400,657	7,470	$49,700	124,130	$1,593,476	-	$-

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	10% Class F		8% Class G		6% Class H		% Class I
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2003	-	$-	-	$-	-	$-	-	$-
Stock issued:	-	-	-	-	-	-	-	-
Cash	-	-	40,245	353,382	11.5	984,173	-	-
Exercise of warrants	-	-	-	-	-	-	-	-
Cashless exercise of warrants	-	-	-	-	-	-	-	-
Reduction of stock subscriptions receivable for fees related to equity transactions	-	-	-	-	-	-	-	-
Acquisition of assets - remaining 50% ownership of MBUSA	-	-	-	-	-	-	-	-
Acquisition of assets - URON, Inc.	-	-	-	-	-	-	-	-
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	-	-	-	-	-	-	-	-
Acquisition of assets - Minnesota Digital Universe, Inc.	-	-	-	-	-	-	-	-
Acquisition of assets - Rainbow Satellite Group, LLC.	200,000	2,000,000	-	-	-	-	-	-
Acquisition of assets - 21st Century Satellite Communications	-	-	-	-	-	-	-	-
Property and equipment	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	5,000	50,000	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-
In lieu of cash for other current assets	-	-	-	-	-	-	-	-
Stock repurchase	-	-	-	-	-	-	-	-
Conversion of preferred stock into mandatory redeemable preferred stock	(50,000)	(500,000)	-	-	-	-	-	-
Intrinsic value of convertible feature	-	-	-	(54,182)	-	-	-	-
Discount on preferred stock related to warrants issued	-	-	-	(169,303)	-	(984,173)	-	-
Stock subscriptions receivable:
Cash payments	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Warrants issued for debt modification	-	-	-	-	-	-	-	-
Deferred compensation expense related to stock options issued below fair market value	-	-	-	-	-	-	-	-
Deferred compensation expense	-	-	-	-	-	-	-	-
Restricted stock:	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-
Amortization expense	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCES, December 31, 2004	150,000	$1,500,000	45,245	$179,897	11.5	$-	-	$-

	10% Class F		8% Class G			6% Class H			% Class I
	Shares	Amount	Shares	Amount		Shares	Amount		Shares	Amount
Stock issued:
Cash	-	$-	-	$	- -	-	$	- -	100,000	$9,480,000
Exercise of warrants	-	-	-		-	-		-	-	-
Cashless exercise of warrants	-	-	-		-	-		-	-	-
Exercise of options	-	-	-		-	-		-	-	-
Reduction of stock subscriptions receivable for fees related to equity transactions	-	-	-		-	-		-	-	-
Acquisition of assets - Dinamo Entertainment, LLC.	-	-	-		-	-		-	-	-
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	-	-	-		-	-		-	-	-
Conversion of notes payable	-	-	-		-	-		-	-	-
Conversion of accrued interest	-	-	-		-	-		-	-	-
Conversion of preferred stock	-	-	-		-	(9.5)		-	(10,000)	-
Conversion of dividends payable	-	-	-		-	-		-	-	-
In lieu of cash for services	-	-	-		-	-		-	-	-
In lieu of cash for other current assets	-	-	-		-	-		-	-	-
In lieu of cash for deferred financing costs	-	-	-		-	-		-	-	-
Redemption of preferred stock	-	-	-		-	-		-	-	-
Discount on preferred stock related to warrants issued	-	-	-		-	-		-	-	(9,480,000)
Stock subscriptions receivable:
Cash payments	-	-	-		-	-		-	-	-
Interest collected	-	-	-		-	-		-	-	-
Increase in reserve	-	-	-		-	-		-	-	-
Warrants issued for services	-	-	-		-	-		-	-	-
Warrants issued in connection with deferred compensation	-	-	-		-	-		-	-	-
Restricted stock forfeited	-	-	-		-	-		-	-	-
Preferred stock dividends	-	-	-		-	-		-	-	-
Net loss	-	-	-		-	-		-	-	-
BALANCES, December 31, 2005	150,000	$1,500,000	45,245		$179,897	2		$-	90,000	$-

See accompanying notes to the consolidated financial statements

	10% Class F		8% Class G		6% Class H		% Class I
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-
Exercise of options	-	-	-	-	-	-	-	-
Acquisition of assets - Extreme Video	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	(7,050)	(70,500)	-	-	(32,500)	-
Conversion of dividends payable	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-
In lieu of cash for revenue share payments	-	-	-	-	-	-	-	-
Redemption of preferred stock	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	-	-	52,034	-	-	-	-
Adjustment in Dinamo purchase price	-	-	-	-	-	-	-	-
Stock subscriptions receivable:	-	-	-	-	-	-	-	-
Cash payments	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	-	-	-	-
Common stock dividends related to spin-off of URON (see Note 10)	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCES, December 31, 2006	150,000	$1,500,000	38,195	$161,431	2	$-	57,500	$-

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Stock Subscriptions	Options and	Unamortized	Accumulated
	Shares	Amount	Receivable	Warrants	Compensation	Deficit	Total
BALANCES, December 31, 2003	19,036,805	$7,726,505	$(418,085)	$30,514,872	$(217,210)	$(34,330,192)	$5,807,711
Stock issued:
Cash	2,001,832	2,059,093	-	791,483	-	- -	4,188,131
Exercise of warrants	273,403	390,279	-	-	-	-	390,279
Cashless exercise of warrants	133,742	-	-	-	-	-	-
Reduction of stock subscriptions receivable for fees related to equity transactions	-	(17,320)	17,320	-	-	-	-
Acquisition of assets - remaining 50% ownership of MBUSA	30,000	39,000	-	-	-	-	39,000
Acquisition of assets - URON, Inc.	180,000	235,800	-	-	-	-	235,800
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	135,076	270,152	-	-	-	-	270,152
Acquisition of assets - Minnesota Digital Universe, Inc.	2,300,000	3,960,000	-	-	-	-	3,960,000
Acquisition of assets - Rainbow Satellite Group, LLC.	-	-	-	-	-	-	2,000,000
Acquisition of assets - 21st Century Satellite Communications	230,333	364,584	-	-	-	-	364,584
Property and equipment	11,800	15,530	-	-	-	-	15,530
Conversion of notes payable	407,051	580,909	-	- -	- -	-	630,909
Conversion of accrued interest	47,393	56,687	-	-	-	-	56,687
Conversion of preferred stock	621,200	776,500	-	-	- -	(337,536)	-
Conversion of dividends payable	156,110	124,618	-	- -	- -	- -	124,618
In lieu of cash for services	213,464	329,581	-	-	-	-	329,581
In lieu of cash for other current assets	36,000	42,120	-	-	-	-	42,120
Stock repurchase	(27,500)	(62,975)	-	- --	- -	- -	(62,975)
Conversion of preferred stock into mandatory redeemable preferred stock	-	-	-	-	-	-	(500,000)
Intrinsic value of convertible feature	-	-	-	457,500	- -	54,182	457,500
Discount on preferred stock related to warrants issued	-	-	-	1,153,476	-	-	-
Stock subscriptions receivable:
Cash payments	-	- -	6,731	-	-	-	6,731
Interest collected	-	- -	2,770	-	-	-	2,770
Warrants issued for debt modification	-	- -	-	68,652	-	-	68,652
Deferred compensation expense related to stock options issued below fair market value	-	-	-	-	115	-	115
Deferred compensation expense	-	- -	-	-	12,599	-	12,599
Restricted stock:
Forfeited	(2,219)	(2,772)	- -	-	2,772	-	-
Amortization expense	-	-	-	-	200,000	-	200,000
Preferred stock dividends	-	-	-	-	-	(307,101)	(307,101)
Net loss	-	-	-	-	-	(9,783,962)	(9,783,962)
BALANCES, December 31, 2004	25,784,490	$16,888,291	$(391,264)	$32,985,983	$(1,724)	$(44,704,609)	$8,549,431

	Common Stock		Stock Subscriptions	Options and	Unamortized	Accumulated
	Shares	Amount	Receivable	Warrants	Compensation	Deficit	Total
Stock issued:
Cash	1,281,614	$-	$-	$1,606,848	$-	$-	$11,086,848
Exercise of warrants	23,000	23,000	-	-	-	-	23,000
Cashless exercise of warrants	101,383	-	-	-	-	-	-
Exercise of options	2,000	1,960	-	-	-	-	1,960
Reduction of stock subscriptions receivable for fees related to equity transactions	-	(15,400)	15,400	-	-	-	-
Acquisition of assets - Dinamo Entertainment, LLC	475,000	702,500	-	-	-	-	702,500
Acquisition of assets - Satellite Broadcasting Corporation and affiliates	70,000	105,000	-	-	-	-	105,000
Conversion of notes payable	1,513,996	1,541,996	-	- -	-	-	1,541,996
Conversion of accrued interest	96,754	104,194	-	-	-	-	104,194
Conversion of preferred stock	1,616,668	1,898,001	-	-	- -	(1,898,001)	-
Conversion of dividends payable	924,989	1,278,625	-	-	- -	-	1,278,625
In lieu of cash for services	13,000	20,580	-	-	- -	-	20,580
In lieu of cash for other current assets	200,000	218,000	-	-	- -	-	218,000
In lieu of cash for deferred financing costs	33,334	36,000	-	-	-	-	36,000
Redemption of preferred stock	-	-	-	-	-	-	(6,600
Discount on preferred stock related to warrants issued	-	-	-	9,480,000	-	-	-
Stock subscriptions receivable:
Cash payments	-	- -	21,750	-	-	-	21,750
Interest collected	-	- -	30,000	-	-	-	30,000
Increase in reserve	-	-	27,009	-	-	-	27,009
Warrants issued for services	-	-	-	9,829	-	-	9,829
Warrants issued in connection with deferred compensation	-	-	-	176,880	(29,479)	-	147,401
Restricted stock forfeited	(1,670)	(1,342)	- -	-	1,342	-	-
Preferred stock dividends	-	-	-	-	-	(1,454,228)	(1,454,228
Net loss	-	-	-	-	-	(7,475,000)	(7,475,000
BALANCES, December 31, 2005	32,134,558	$22,801,405	$(297,105)	$44,259,540	$(29,861)	$(55,531,838)	$14,968,295

See accompanying notes to the consolidated financial statements

Page

	Common Stock		Stock Subscriptions	Options and	Unamortized	Accumulated
	Shares	Amount	Receivable	Warrants	Compensation	Deficit	Total
Stock issued:
Cash	-	$(23,840)	$-	$-	$-	$-	$(23,840)
Exercise of options	30,000	18,000	-	-	-	-	18,000
Acquisition of assets - Extreme Video	162,500	162,500	-	-	-	-	162,500
Conversion of notes payable	200,000	200,000	-	-	-	-	200,000
Conversion of accrued interest	44,333	44,333	-	-	-	-	44,333
Conversion of preferred stock	2,210,730	3,151,500	-	-	-	(3,081,000)	-
Conversion of dividends payable	305,076	473,001	-	-	-	-	473,001
In lieu of cash for services	80,000	57,600	-	-	-	-	57,600
In lieu of cash for revenue share payments	964	1,156	-	-	-	-	1,156
Redemption of preferred stock	-	-	-	-	-	-	(31,130)
Intrinsic value of convertible feature	-	-	-	-	-	(40,740)	-
Adjustment in Dinamo purchase price	-	(12,400)	-	-	-	-	(12,400)
Stock subscriptions receivable:
Cash payments	-	-	5,938	-	-	-	5,938
Interest collected	-	-	2,062	-	-	-	2,062
Interest earned	-	-	(2,257)	-	-	-	(2,257)
Increase in reserve	-	-	61,435	-	-	-	61,435
Warrants issued for services	-	-	-	12,085	-	-	12,085
Options expense	-	-	-	821,757	-	-	821,757
Amortization of deferred compensation	-	-	-	-	29,480	-	29,480
Restricted stock forfeited	-	-	-	(381)	381	-	-
Common stock dividends related to spin-off of URON (see Note 10)	-	-	-	-	-	(46,989)	(46,989)
Preferred stock dividends	-	-	-	-	-	(897,994)	(897,994)
Net loss	-	-	-	-	-	(10,183,723)	(10,183,723)
BALANCES, December 31, 2006	35,168,161	$26,873,255	$(229,927)	$45,093,001	$-	$(69,782,284)	$5,659,309

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
	2006	2005	2004
OPERATING ACTIVITIES
Net loss	$(10,183,723)	$(7,475,000)	$(9,783,962)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	5,347,251	5,095,561	3,610,057
Amortization of deferred compensation	29,480	147,401	212,714
Amortization of original issue discount	436,108	1,042,374	718,166
Gain on sale of business segment	-	(253,356)	-
Common stock issued for services and revenue share payments	58,756	20,580	329,581
Warrants issued for services	12,085	9,829	-
Impairment of goodwill, intangibles and property and equipment	2,261,500	-	2,748,879
Loss (gain) on sale of property and equipment	(105,139)	(94,277)	26,217
Gain on sale of URON Inc. subsidiary	(26,669)	-	-
Change in allowance for doubtful accounts on accounts receivable	(155,130)	161,000	2,000
Change in reserve for stock subscriptions and interest receivable	61,434	27,009	-
Stock based compensation expense	821,757	-	-
Changes in operating assets and liabilities:
Accounts receivable	502,942	239,910	(1,160,198)
Inventories	(102,800)	(240,472)	1,105,372
Prepaid expenses and other	34,924	222,236	(7,664)
Other assets	33,798	(14,439)	(13,675)
Wholesale line of credit	-	(1,000,987)	(50,113)
Accounts payable and accrued liabilities	707,265	(1,482,170)	(229,855)
Customer deposits	(2,829)	4,286	4,475
Liabilities of discontinued operations	(500,000)	(375,000)	-
Deferred service obligations and revenue	119,004	148,457	198,361
Net cash flows from operating activities	(649,986)	(3,817,058)	(2,289,645)
INVESTING ACTIVITIES
Purchases of property and equipment	(993,108)	(976,477)	(748,704)
Purchases of intangible assets	(31,159)	(244,894)	-
Purchase of Dinamo Entertainment, LLC	-	(726,525)	-
Purchase of Ultravision	-	(287,050)	-
Purchase of Satellite Broadcasting Corporation	-	(200,000)	(221,624)
Purchase of Minnesota Digital Universe, Inc.	-	-	(1,009,730)
Purchase of Rainbow Satellite Group, LLC	-	-	(1,000,000)
Purchase of 21st Century Satellite Communication, Inc.	-	-	(250,000)
Proceeds from sale of URON Inc. subsidiary	75,000	-	-
Proceeds from sale of business segment	-	1,682,184	-
Proceeds from short-term note receivable	-	400,000	-
Proceeds from sale of intangible assets	-	91,500	-
Proceeds from certificate of deposit	-	650,000	-
Payments received on notes receivable	2,801	2,843	-
Proceeds from sale of property and equipment	611,094	-	2,712
Purchase of certificate of deposit	-	-	(400,000)
Net cash flows from investing activities	(335,372)	391,581	(3,627,346)
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	226,239	(141,343)	83,558
Payments on short-term debt	-	(3,981,099)	(2,688,900)
Payments on long-term debt	(871,076)	(2,690,766)	(345,578)
Payments on capital lease obligations	(235,517)	(216,583)	(74,902)
Payments on note payable to stockholder	(8,098)	(51,964)	(29,590)
Payments for debt issuance costs	-	(25,000)	(198,337)
Payment on mandatory redeemable preferred stock	(53,334)	(166,666)	-
Payments for stock issuance costs	(23,840)	-	-
Proceeds from long-term debt and warrants issued with long-term debt	-	2,000,000	2,471,688
Proceeds from issuance of stock and warrants	-	11,086,848	4,188,131
Payments received on stock subscriptions receivable	5,938	51,750	9,501
Redemption of common stock	-	(6,600)	(62,975)
Redemption of preferred stock	(31,130)	-	-
Exercise of warrants	-	23,000	390,279
Preferred stock dividends	(121,276)	(84,186)	(45,291)
Exercise of stock options	18,000	1,960	-
Net cash flows from financing activities	(1,094,094)	5,799,351	3,697,584
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,079,452)	2,373,874	(2,219,407)
CASH AND CASH EQUIVALENTS - Beginning of Year	3,100,427	726,553	2,945,960
CASH AND CASH EQUIVALENTS - END OF YEAR	$1,020,975	$3,100,427	$726,553
See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries, (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to multi-dwelling unit customers. The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2006, 2005 and 2004, the Company incurred net losses of $10,183,723, $7,475,000 and $9,783,962, respectively. At December 31, 2006, the Company had an accumulated deficit of $69,782,284. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to sell certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations through 2007:

1.	Reduction of operating expenses by controlling payroll, professional fees and other general and administrative expenses.
2.
Sale of video subscriber assets on a strategic basis. The Company, based on recent transactions, believes there is an active market for its video subscriber assets. The Company believes that it can sell these assets, under certain circumstances, at prices at or above their current carrying value. However, there is no guarantee that these sales will ultimately be favorable to the Company.

3.	Solicit additional equity investment in the Company by either issuing preferred or common stock.
4.	Continue to market Multiband services and acquire additional multi-dwelling unit customers.
5.	Control capital expenditures by contracting Multiband services and equipment through a landlord-owned equipment program.
6.	Establish market for wireless internet services.
7.	Expansion of call center support via sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

Principles of Consolidation

The consolidated financial statements include the accounts of Multiband Corporation (MB) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MDU), Rainbow Satellite Group, LLC (Rainbow), Multiband Subscriber Services, Inc. (MBSS), Multiband USA, Inc. (MBUSA) and URON Inc. (URON) (see Note 10). All significant intercompany transactions and balances have been eliminated in consolidation.

On January 1, 2004, the Company merged Multiband, Inc. into Corporate Technologies, USA, Inc. (CTU) (see Note 16). In May 2005, CTU’s name was changed to Multiband Subscriber Services (MBSS).

In August 2006, the Company completed a stock dividend and sold the remaining interest of URON (see Note 10).

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Discontinued Operations

During the first quarter of 2005, the Company sold certain assets and transferred certain liabilities related to its Multiband Business Services (a/k/a CTU). The Company began discussions and efforts to sell these assets in the fourth quarter of 2004. These assets met the requirements of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled “Discontinued Operations”. All of the financial information in the notes to the consolidated financial statements reflects only the results of continuing operations (see Note 16). At December 31, 2006, the Company had current liabilities of discontinued operations of $125,000. The balance as of March 31, 2007 is $0.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Discontinued operations revenues were recognized as products were shipped based on FOB shipping point terms when title passes to customers.

The Company earns revenues from five sources: 1) Video and computer technology products which are sold but not installed, 2) Voice, video and data communication products which are sold and installed, 3) Multiband user charges to multiple dwelling units, 4) MBUSA user charges to timeshares, and 5) MDU earns revenue primarily through the activation of and residual fees on video programming services.

Revenues from video and internet products, which are sold but not installed, are recognized when delivered and the customer has accepted the terms and has the ability to fulfill the terms. Product returns and customer discounts are netted against revenues.

Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products. Revenue is recognized when the products are delivered and installed and the customer has accepted the terms and has the ability to fulfill the terms.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of approximately $229,400 and $386,000 at December 31, 2006 and 2005, respectively.

Inventories

Inventories, consisting principally of purchased video and internet (both wireless and other) equipment and parts, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for such equipment. Non-monetary exchanges of inventory items with third parties are recorded at the net book value of the items exchanged with no gains or losses recognized.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

In October 2006, the Company entered into an agreement with Consolidated Smart Broadband Systems, LLC (CSBS) to sell its video assets located in California. Pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, the Company treated these assets as “held for sale” effective October 31, 2006. The total amount of property and equipment held for sale as of December 31, 2006 amounted to $1,244,236. The Company recorded an impairment charge of $304,162 to property and equipment related to the sale (see Note 17).

The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the loans of approximately 18 to 36 months using the straight-line method, which approximates the interest method.

Goodwill and Other Intangible Assets

The Company applies the Financial Accounting Standards Board Statement (FASB) of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis.

The Company internally performed the required goodwill impairment test during the years ended December 31, 2006 and 2005. Pursuant to the sale of video assets to Consolidated Smart Broadband Systems, LLC.,(CSBS) (see Note 17), the Company recorded an impairment charge of $2,261,500 for the year ended December 31, 2006. This charge was determined based upon the excess net book value of assets sold over the known proceeds from the sale as of March 1, 2007. The impairment charge was allocated in the amount of $417,465 to goodwill, $1,539,633 to intangible assets and $304,402 to property and equipment.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

For the year ended December 31, 2004, as part of compliance with this standard, the Company obtained an independent appraisal to assess the fair value of its business units to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any for the year ended December 31, 2004. For the year ended December 31, 2004, the independent appraisal used the discounted future returns method; future benefits over a period of time are estimated and then discounted back to present value. Based upon this independent appraisal, the Company determined that it was partially impaired. The Company recorded an impairment of $2,748,879 related to the Corporate Technologies (CTU) acquisition during the year ended December 31, 2004 and the impairment is included in discontinued operations on the consolidated statement of operations.

The balance of goodwill at December 31, 2006 and 2005 was $509,086 and $954,871, respectively (see Note 2).

Components of intangible assets are as follows:

	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Domain name	$83,750	$83,750	$83,750	$72,583
Right of entry contracts	8,955,558	3,591,598	9,129,028	2,300,664
Subscriber lists	9,697,879	4,411,865	10,151,809	3,261,483
Debt issuance costs	499,837	485,198	499,837	306,152
Total	19,237,024	8,572,411	19,864,424	5,940,882
Impairment of intangibles	-	1,539,633	-	-
Total including impairment	$19,237,024	$10,112,044	$19,864,424	$5,940,882

Amortization of intangible assets was $3,419,150, $3,374,723 and $2,301,016 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2007, 2008, 2009 , 2010, 2011 and thereafter is $2,680,558, $2,660,909, $2,563,028, $948,707, $61,751 and $210,027, respectively. The weighted average remaining life of the intangibles is 3.6 years with right of entry average life of 4.0 years and customer cable lists of 3.3 years. The reduction in intangible value during 2006 is due to a sale of subscribers to CSBS (see Note 17) whereby the Company recorded an impairment to intangible assets of $1,539,633. Assets held for sale do not include intangible assets or goodwill.

The Company amortizes a domain name over its estimated useful life of five years using the straight-line method. The Company amortizes the right of entry contracts and subscriber lists, over their estimated useful lives ranging from 18 to 180 months. Debt issuance costs are amortized over the life of the loan of approximately three years using the straight-line method, which approximates the interest method.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $101,295, $202,701 and $176,592, for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123R Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the year ended December 31, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the year ended December 31, 2006, total stock-based compensation expense of $821,757 ($0.02 per share) was included in selling, general and administrative expenses. Estimated stock based compensation expense for the years ending December 31, 2007, 2008, 2009 , 2010, 2011 is $670,003, $653,674, $77,591, $0, $0, respectively. Estimate is based on options currently outstanding, could be more in the future.

The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. The starting point for the historical period used is July 1, 2001. The Company estimates the forfeiture rate for stock options using 5% for all employees.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation for the years ended December 31, 2005 and 2004.

	2005	2004
Loss attributable to common stockholders	$(10,827,229)	$(10,374,417)
Pro forma loss attributable to common shares	$(11,277,908)	$(10,984,354)

Basic and diluted loss attributable to common shareholders:
As reported	$(.37)	$(.45)
Pro forma loss attributable to common shares	$(.39)	$(.47)

Stock-based compensation:
As reported	$-	$212,714
Pro forma	$450,679	$609,937

In determining the compensation cost of the options granted during fiscal 2006, 2005, and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	2006	2005	2004
Risk-free interest rate	4.72%	3.91%	3.31%
Expected life of options granted	10 years	10 years	10 years
Expected volatility range	216%	209%	184%
Expected dividend yield	0%	0%	0%

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the years ended December 31, 2006, 2005 and 2004 were anti-dilutive due to net losses for each of the years ended.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Recently Issued Accounting Pronouncements

The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

In September 2006, the FASB issued SFAS No. 158 (SFAS No. 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan's funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for the plan's under funded status, (b) measure the plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers' Accounting for Pensions, or SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  The Company does not expect the adoption of SFAS No. 158 to have an effect on their consolidated financial statements.

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant management estimates relate to the allowances for doubtful accounts, charge back of DirecTV activation fees, inventory obsolescence, stock subscriptions and interest receivable, property and equipment estimated useful lives, goodwill and intangible assets carrying value and the valuation of deferred income tax assets.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 2 - Business Acquisitions

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

The terms of the escrow are as follows: 50,000 shares to be released upon URON providing the Company with documentation satisfactory to the Company of a release from a certain vendor or any related entity of all liabilities incurred to a certain vendor by URON; 120,000 shares to be released in 40,000 share increments upon the Company's receipt of distributable gross profits, generated by certain customers, in increments of $75,000 cash. The escrow shall be terminated 24 months after the date of the agreement and any shares not released will be rescinded to the Company. The Company must register all shares issued within one year from the date of issuance. The reason for the purchase of URON is to continue to expand the Company's services related to voice, data, and video services. The purchase price of $458,500 was allocated to customer list of $453,930 and property and equipment of $4,570. The customer list will be amortized over its estimated useful lives of two years and the property and equipment for fifteen months. At December 31, 2004, the Company was not obligated to issue any of the contingent shares of common stock. At December 31, 2005, the 170,000 contingent shares of common stock were rescinded and retired into treasury stock. The value of the shares rescinded of $222,700 was recorded as an offset to amortization expense for the year ended December 31, 2005 (see Note 10).

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

With the MDU acquisition, the Company became a nationwide agent for DirecTV. When acquired, MDU serviced nearly 75,000 video subscribers through a network of private cable operators located throughout the United States. The purchase also permits the Company to receive ongoing residual payments from DirecTV, during the term of the master system operator agreement with DirecTV, which initially had approximately 25 months remaining at the time of purchase.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

The consideration paid was based on the Company's analysis of likely future net incomes to be generated over a six year period by the acquired Company. The cash was provided by funds Multiband had previously raised in a private placement. The aforementioned purchase price is subject to adjustment pursuant to the parties’ agreement if the number of Rainbow subscribers’ increases or decreases as of an adjustment date. The assets were acquired from the members/owners of Rainbow. Prior to the transaction, there was no material relationship between the owners of sellers and the Company. With this acquisition, the Company acquired over 16,000 video subscribers which are primarily located in California, Colorado, Texas, Florida, Illinois and New York.

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

On August 26, 2005, the Company completed its acquisition of certain assets of Dinamo Entertainment, Inc.(Dinamo) (MCS segment) for $2,074,225, $652,500 of which was paid for in Company stock, valued at $1.50 per share (as negotiated between buyer and seller), $475,000 of which was paid for in cash, and the remaining balance of $600,000 as a note payable to the former owner payable in monthly payments of $14,091 including interest at 6% with a balloon payment of $317,933 due in November 2007. The note is collateralized by the assets acquired as part of the purchase. Included in the purchase price were assumed liabilities of $170,200. A portion of these liabilities were paid with $75,000 in cash at closing and 40,000 shares of Company stock with a fair market value of $50,000 with the remaining balance of $45,200 related to the assumption of capital leases. The Company has agreed to repurchase the 40,000 shares one year from closing if the fair market value in the 5 consecutive trading days immediately subsequent to the one year period falls below $1.25. In connection with the acquisition, the Company incurred a $176,525 finder’s fee paid in cash at closing. The consideration paid was based on the Company’s analysis of the value of the acquired video equipment and related video subscribers totaling about 3,000. The acquisition of Dinamo strengthens our presence in the California market.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

With these acquisitions, the Company has substantially increased its subscriber base.

	MDU	Rainbow	21st Century	Dinamo
Allocation of Purchase Price:
Total Cash/Stock Consideration	$7,000,000	$7,219,999	$987,000	$1,727,500
Add: Transaction Costs	726,550	361,850	93,754	176,525
Add: Liabilities assumed	2,030,373	319,921	-	170,200
Total Consideration	9,756,923	7,901,770	1,080,754	2,074,225
Less: Cash and accounts receivable	59,044	-	-	-
Less: Tangible assets	-	773,000	372,420	1,450,000
Less: Goodwill	-	800,000	-	150,000

Intangible assets, net	$9,697,879	$6,328,770	$708,334	$474,225

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

Effective July 1, 2006, the Company acquired the video assets and rights of entry of Extreme Video Enterprise, LLC for a total purchase price of $578,125 which includes imputed interest of $95,066. The assets included 5,567 homes under rights of entry and 928 subscribers. The reason for the purchase is to continue to expand the Company’s services related to multi-users of voice, data and video services. 162,500 shares of restricted common stock valued at $1.00 per share (fair value at the date of the agreement) were issued to the Seller as part of the consideration for the purchase. The balance of the purchase of $415,625 is to be paid in 48 equal payments and is collateralized by the assets purchased. The first payment of $8,659 was paid at closing. The note bears an imputed interest rate of 14.0%. The agreement allows for a reduction of the purchase price if the annual cash flow generated is less than $94,000 in the first 3 years and less than $7,844 per month in the final year of the repayment of the note payable. Any shortfall will be deducted from the payment dollar for dollar. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. The rights of entry will be amortized over its estimated useful life of 36 months. The expected life of the cable systems will also be 36 months.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Effective September 20, 2006, the Company acquired the video assets and rights of entry of Rand’M for a total purchase price of $146,500 which includes imputed interest of $30,470. The assets included approximately 2,350 homes under rights of entry. The reason for the purchase is to continue to expand the Company’s services related to multi-users of voice, data, and video services. The purchase price of $146,500 is to be paid in 42 equal monthly payments of $3,250 and one payment of $10,000 on September 20, 2007, and is collateralized by the assets purchased. This note bears an imputed interest rate of 14.0%. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. The rights of entry will be amortized over its estimated useful life of 18 months. The expected life of the cable systems will also be amortized over 18 months.

Allocation of Purchase Price for Extreme and Rand’M:
Total Cash/Stock/Notes Payable Consideration	$599,089
Less: Tangible assets	166,760

Intangible assets	$432,329

Effective September 29, 2006, pursuant to the agreement referenced in Note 17, the Company sold five rights of entry agreements located in California to Consolidated Smart Broadband Systems, LLC. The Company sold the assets for $386,000 in cash subject to a $24,900 reserve related to a contingency. The Company recorded a gain on the sale of approximately $178,000.

Effective November 1, 2006, the Company sold the rights of entry agreements and related video assets of four properties located in Florida to HBL Communications for $200,000 in cash. The Company recorded a gain on the sale of approximately $14,000.

The following un-audited pro forma condensed results of operations for the year ended December 31, 2004 give effect to the acquisition of URON, MDU, Rainbow, and 21st Century as if such transactions had occurred on January 1, 2004. Pro forma results as of December 31, 2006 and 2005 were equal to actual results.

The un-audited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

	Consolidated as reported per Consolidated Statements of Operations	Pro Forma Disclosed

Revenues	$11,067,834	$14,562,983

Loss from continuing operations	(5,326,642)	(5,292,789)

Gain (Loss) from discontinued operations	(4,457,320)	(4,457,320)

Net loss	$(9,783,962)	$(9,750,109)

Basic and diluted loss per share:
Loss from continuing operations	$(0.23)	$(0.23)
Loss from discontinued operations	$(0.19)	$(0.19)
Net loss	$(0.42)	$(0.42)

Weighted average shares outstanding - basic and diluted	23,307,594	23,307,594

The un-audited pro forma results of operations for the years ended December 31, 2006 and 2005 as a result of the SBC, Florida Cable, Ultravision, Dinamo, Extreme and Rand’m acquisitions of video subscribers and video equipment are not material to the historical consolidated financial statements.

NOTE 3 - Property and Equipment

Property and equipment consisted of the following at December 31:

	2006	2005
Leasehold improvements	$816,692	$780,924
Office equipment and furniture	2,808,707	3,906,057
Subscriber related equipment	4,040,259	5,888,207
Property and equipment under capital lease obligations	1,414,391	932,963
Total property and equipment	9,080,049	11,508,151
Less accumulated depreciation & amortization	(5,096,394)	(5,904,006)
Less accumulated depreciation & amortization capital leases	(623,813)	(356,905)
Total property and equipment, net	$3,359,842	$5,247,240

Depreciation and amortization expense on property and equipment for continuing operations was $1,928,101, $1,664,651 and $959,447 for the years ended December 31, 2006, 2005 and 2004, respectively.

Depreciation and amortization expense on property and equipment for the discontinued operations was $0, $56,188, and $345,985 for the years ended December 31, 2006, 2005 and 2004, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 4 - Notes Receivable

Notes receivable consisted of the following at December 31:

	2006	2005
Notes receivable - SBC-OK/TX, variable monthly principal payments based on revenue generated plus interest of 7%, due October 2008. Note is collateralized by certain assets.	$47,449	$47,801
Notes receivable - SBC-Ohio, variable monthly principal payments based on revenue generated plus interest of 7%, due October 2008. Note is collateralized by certain assets.	22,407	24,856

Total notes receivable	69,856	72,657
Less: current portion	(6,116)	(11,316)

Long-term portion of notes receivable	$63,740	$61,341

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2006	2005
Payroll and related taxes	$535,919	$391,707
Accrued preferred stock dividends	810,249	506,535
Accrued liability - vendor chargeback	1,103,414	1,347,673
Other	527,774	495,139
	$2,977,356	$2,741,054

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 7 - Long-term Debt

Long-term debt consisted of the following at December 31:

	2006	2005
Debenture payable - Convergent Partners I, L.P., see terms in note below.	$2,500,000	$2,500,000

Note payable - Lexus Tower Limited Partnership, monthly installments of $5,987 including interest at 8.1%, due November 2010, collateralized by certain assets of the Company.	239,750	290,059

Note payable - Laurus Master Fund LTD, net of unamortized original issue discount and beneficial conversion of note payable into common stock of $0 and $379,929 at December 31, 2006 and 2005, monthly installments of $45,455 beginning in March 2004, including interest at prime rate (the prime rate used shall not be less than 4.00%) plus 3% (11.25% and 10.25% at December 31, 2006 and 2005) (effective interest rate of 18.32%), collateralized by certain assets of the Company. This note was paid off January 2007.	45,449	165,520

Notes payable - group of accredited institutional investors, net of original issue discount and beneficial conversion of note payable into common stock of $30,413 and $86,590 at December 31, 2006 and 2005. Interest is 6% payable semi-annually in cash or common stock at the Company’s election, due in November 2007, collateralized by certain assets of the Company and subordinated.	492,258	636,080

Note payable - Extreme Video, payable in 48 equal monthly installments of $8,659 beginning in July, 2006, including imputed interest at 14% due May 2010. Collateralized by assets purchased.	280,888	-

Note payable - Rand’M, payable in 42 equal monthly installments of $3,250 beginning in September 2006, and one payment of $10,000 on September 20, 2007, including imputed interest at 14% due February 2010. Collateralized by assets purchased.	108,311	-

Note payable - Dell Marketing C.P., monthly installments of $10,000 beginning in September 2004 through March 2007, with a final payment of $5,021. This note does not bear interest and is unsecured.	25,021	145,021

Notes payable - Dinamo Entertainment, monthly installments of $14,091 beginning in November 2005, including interest at 6% due November 2007 with a final payment of $319,523. Collateralized by certain assets.	451,427	577,778

Note payable - Vern Swedin, Note payable in 18 monthly installments, beginning January 30, 2005 with an interest rate of 6%, unsecured and due in July 2006.	44,446	77,779

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
	2006	2005
Notes payable, interest at 5.25% to 20% due through May 2007, collateralized by certain assets of the Company.	38,208	40,559
Total long-term debt	4,225,758	4,432,796
Less: current portion	(1,255,994)	(616,260)
Long-term debt, net	$2,969,764	$3,816,536

Future maturities of long-term debt are as follows for the years ending December 31:

2007	$1,286,407
2008	169,023
2009	2,690,382
2010	110,359
Thereafter	-
Total future minimum payments	4,256,171
Less: original issue discounts and beneficial conversion feature	(30,413)
Total long-term debt	4,225,758
Less: current portion	(1,255,994)
Long-term debt, net	$2,969,764

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

In June 2005, the Company borrowed $2,000,000 from Convergent Capital Partners I, L.P. in connection with an amendment of original debt agreement. The amendment extended the due date to May 2009 and the Company is required to comply with certain financial covenants. As of December 31, 2006 and 2005 the Company was in compliance with these financial covenants. The Company is required to pay monthly interest only payments through the due date. The outstanding balance of the debenture was $2,500,000 at December 31, 2006 and 2005. The interest rate varies from 11% to 14% dependent on the Company’s stock prices (14% at December 31, 2006 and 2005). The debenture agreement is collateralized by substantially all of the assets of the Company.

In November 2003, the Company borrowed $1,500,000 and issued a three-year warrant to Laurus Master Fund, Ltd. (Laurus) to purchase 535,000 common shares at $2.21 per share through November 2006. The debt is also convertible into common stock of the Company at a conversion rate of $1.40 per share through November 2006. The proceeds of $1,500,000 were allocated between the note, the intrinsic value of the conversion option, and the fair value of the warrants using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 is being amortized over the life of the note using the straight-line method, which approximates the interest method. During the year ended December 31, 2004, the Company converted principal of $230,909 into 164,836 shares of common stock. During the year ended December 31, 2005, the Company converted principal of $98,000 into 70,000 shares of common stock. As of December 31, 2006, the Company owed Laurus $45,449.

In November 2004, the Company borrowed $2,166,667 from a group of accredited institutional investors. The notes are convertible into shares of common stock at a conversion rate of $1.00 per share through November 2007. The notes accrue interest at the rate of 6% per annum, which interest is payable semi-annually in cash or common stock at the Company's election. The proceeds of $2,166,667 were allocated between the notes and the intrinsic value of the conversion option. The resulting original issue discount and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 is being amortized over the life of the note using the straight-line method, which approximates the interest method. These notes are collateralized by certain assets and are subordinated. During the year ended December 31, 2005, the Company converted principal of $1,443,996 and accrued interest of $80,627 into 1,524,623 shares of common stock. During the year ended December 31, 2006, the Company converted principal of $200,000 and accrued interest of $4,166 into 204,166 shares of common stock. The outstanding balance as of December 31, 2006 was $492,258, net of original issue discount of $30,413.

NOTE 8 - Capital Lease Obligations

The Company has lease financing facilities for property, equipment and leasehold improvements. Leases outstanding under these agreements bear interest at an average rate of 16.27% and expire through July 2011. The obligations are collateralized by the property under lease. Total cost and accumulated amortization of the leased equipment was $1,414,391 and $623,813 at December 31, 2006 and $932,963 and $359,605 at December 31, 2005. Amortization expense related to these obligations is included in depreciation expense.

Future minimum capital lease payments are as follows for the years ending December 31:

2007	$518,686
2008	230,543
2009	162,495
2010	118,872
2011	58,339
Less: amounts representing interest	(152,342)
Present value of future minimum lease payments	936,593
Less: current portion	(444,921)
Capital lease obligations, net of current portion	$491,672

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 9 - Note Payable - Stockholder

On June 30, 2003, the Company borrowed $124,000 from a stockholder of the Company with monthly payments of $5,600 including interest at 7.85%, due in June 2005, and unsecured. The balance due at December 31, 2006 and 2005 is $24,739 and $32,837, respectively. Interest expense related to this note payable was $2,289, $3,549 and $4,709 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 10 - Stockholders' Equity

Capital Stock Authorized

The articles of incorporation authorize the Company to issue 100,000,000 shares of no par capital stock. Authorization to individual classes of stock is determined by a Board of Directors resolution. All shares have been allocated to common stock except for 2,435,015 shares reserved for preferred stock as follows:

•	275,000 shares of Class A cumulative convertible preferred stock,
•	60,000 shares of Class B cumulative convertible preferred stock,
•	250,000 shares of Class C cumulative convertible preferred stock
•	250,000 shares of Class D cumulative convertible preferred stock
•	400,000 shares of Class E cumulative convertible preferred stock
•	500,000 shares of Class F cumulative convertible preferred stock
•	600,000 shares of Class G cumulative convertible preferred stock
•	15 Shares of Class H cumulative convertible preferred stock
•	100,000 shares of Class I cumulative convertible preferred stock

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Cumulative Convertible Preferred Stock

Dividends on Class A, Class B, Class C, Class D, Class E, Class F, Class G and Class H cumulative convertible preferred stock are cumulative and payable quarterly at 8%, 10%, 10%, 14%, 15%, 10%, 8%, and 6% per annum, respectively. Dividends on Class I Preferred Stock are paid at a variable rate tied to prime and are payable monthly. Cumulative convertible preferred stock can be converted into common shares at any time as follows: Class A and Class B - five shares, Class C - two shares, Class D - two and one-half shares, Class E - eight shares, Class F- five shares, Class G- six and one quarter shares, and Class H is convertible at $1.00 per share. Class I is convertible at $1.50 per share. The intrinsic value of any beneficial conversion option is recorded as preferred stock dividends at the time of preferred stock issuance. Dividends on Class B preferred are cumulative and payable monthly at 10% per annum. The Class B preferred was offered to certain note payable holders at a conversion of $10 per Class B preferred share. The dividends are based on $10.00 per share for Class A, B, C, D, E, F and G cumulative preferred stock. Dividends for Class G stock are payable in common stock at a fixed rate of $1.60 per share which is higher rate than fair market value. Dividends for Class H cumulative preferred stock are based on 6% of the stated liquidation preference amount per share per annum. They are payable in common stock at a fixed rate of $1.00 per share which is higher than market value. Dividends for Class I cumulative preferred stock are based on $100 per share.  All preferred stock is non-voting. Warrants to purchase shares of the Company's common stock were given with the issuance of Class A, Class B, Class D, Class E, Class G and Class H preferred stock and were valued at fair value using the Black Scholes pricing model. The Company may, but is not obligated to, redeem the preferred stock at $10.50 per share for Class A and Class B and $10.00 per share for Class C, Class D, Class E, Class F, and Class G whenever the Company's common stock price exceeds certain defined criteria as defined in the preferred stock agreements. The Class H shares can be redeemed for $100,000 per share. The Class I shares can be redeemed for $100 per share. Upon the Company's call for redemption, the holders of the preferred stock called for redemption have the option to convert each preferred share into shares of the Company's common stock. Holders of preferred stock cannot require the Company to redeem their shares with the exception of the 50,000 shares of Class F converted into mandatory redeemable preferred stock (see below). The liquidation preference is the same as the redemption price for each class of preferred stock.

Series I Convertible Preferred Stock

On February 3, 2005, Multiband Corporation completed a $10 million private placement of the Company’s Series I Convertible Preferred Stock. The offering was made by Mercator Advisor Group, LLC of Los Angeles, California, through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, LP., Mercator Momentum Fund III, LP., and certain investors. Under the terms of the preferred stock offering, the Company issued 100,000 shares of its Series I Convertible Preferred Stock in the aggregate offering amount of $10 million. The shares of Series I Convertible Preferred Stock contain a monthly dividend that is payable at prime plus 10% through August 31, 2005, at prime rate from September 1, 2005 through August 31, 2006, and at prime rate plus 1% thereafter, (8.25% and 7.25% at December 31, 2006 and 2005). The preferred shares are convertible into 7,142,858 shares of common stock at the fixed rate of $1.50 per share. At December 31, 2006, $5,750,000 worth of preferred stock value remains to be converted into 3,833,333 shares of common stock. In addition, the investors received three-year warrants to purchase shares of Common Stock at exercise prices of $1.57 and $1.73 per share. The Company was also required to file a registration statement providing for the resale of shares issuable upon the conversion of the Series I Convertible Preferred Stock and upon exercise of the warrants which was declared effective in September 2005.

Mandatory Redeemable Preferred Stock

In 2004, the Company issued 50,000 shares of mandatory redeemable preferred stock valued at $500,000 pursuant to the purchase of Rainbow and a put option given to the Rainbow sellers. During 2005, the Rainbow sellers exercised $166,666 value of the put option equal to 16,666 shares of preferred stock. During 2006, an additional $53,334 value of preferred stock was redeemed equal to 5,334 shares of preferred stock. The mandatory redeemable preferred stock had an outstanding balance of $280,000 and $333,334 as of December 31, 2006 and 2005, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Stock Dividend

As of May 1, 2006, certain Multiband shareholders of record and certain contingent rights holders became eligible for a distribution of URON common stock based on the holder’s ownership of Multiband shares or rights as of that date. The holders received .05 shares of URON common stock for each share or right to a share of Multiband common stock held on the record date. In July 2006, URON’s Form 10-SB was declared effective by the SEC. On August 10, 2006, the stock distribution occurred. In August 2006, Multiband sold its majority interest in URON to Lantern Advisors for $75,000 in cash. As of December 31, 2006, Multiband had the voting rights for and was holding in trust 581,609 common shares of URON for various contingent rights holders whose rights are tied to potential future warrant exercises or preferred stock conversions. It is unknown as of December 31, 2006 as to whether the aforementioned contingent rights will ever be exercised in full or in part by the various holders.

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

Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan, which allows for the sale of 400,000 shares of Company common stock to qualified employees. At December 31, 2006 and 2005, no shares were issued under the Plan.

Stock Subscriptions Receivable

The Company has stock subscriptions receivable including interest receivable totaling $229,927 and $297,105 due to the Company at December 31, 2006 and 2005, respectively, from the issuance of common stock. The agreements require monthly interest only payments at interest ranging from 2% to 10% on the outstanding receivable balances. One stock subscription receivable was due in December 2003 and is past due and has been written off during 2006. The second stock subscription receivable was due in March 2006. Subsequent to year end the Company has extended this receivable through February 2008. The third stock subscription receivable agreement was amended in February 2007 with the entire balance due on February 1, 2008. The receivables are collateralized by the common stock issued. At December 31, 2006 and 2005, the Company has reserved $100,761 and $98,000 related to stock subscriptions and interest receivable deemed to be uncollectible. The Company does not record interest receivable on the outstanding receivable balance once they have determined it to be uncollectible.

Restricted Stock

The Company awards restricted common shares to selected employees. Recipients are not required to provide any consideration other than services. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The fair value at the date of grant related to the shares awarded is generally amortized over three years, the vesting term of the awards. Compensation expense recorded during the years ended December 31, 2006, 2005, and 2004 in connection with the amortization of the award cost was $0, $1,342 and $8,404 respectively.

Restricted stock activity is as follows for the years ended December 31:

	2006	2005	2004
Outstanding, January 1	-	2,672	17,019
Issued	-	-	-
Vested	-	(1,002)	(12,128)
Forfeited	-	(1,670)	(2,219)
Outstanding, December 31	-	-	2,672

Stock Options

Stock option activity is as follows for the years ended December 31:

	Options			Weighted-Average Exercise Price
	2006	2005	2004	2006	2005	2004
Outstanding, January 1	3,059,932	2,188,432	1,657,432	$1.54	$1.71	$1.81
Granted	206,500	1,513,775	621,500	1.09	1.43	1.48
Exercised	(30,000)	(2,000)	-	.60	.98	-
Forfeited	(169,775)	(640,275)	(90,500)	1.72	1.87	2.21
Outstanding, December 31	3,066,657	3,059,932	2,188,432	$1.51	$1.54	$1.71

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005, and 2004 was $1.09, $0.48 and $1.48, respectively. Options exercisable at December 31, 2006, 2005 and 2004 were 2,100,356, 1,623,990 and 1,853,998, respectively. The weighted average price of exercisable options for the years ended December 31, 2006, 2005, and 2004 was $2.20, $2.90 and $1.74, respectively.

Options outstanding and exercisable as of December 31, 2006 are as follows:

			Outstanding			Exercisable
				Weighted - Average
Range of Exercise Prices			Options	Exercise Price	Remaining Contractual Life-Years	Options	Weighted- Average Exercise Price
$.60	to	$.98	270,000	$0.74	4.40	209,500	$0.98
$1.01	to	$1.47	2,099,500	1.40	7.91	1,205,099	2.44
$1.50	to	$1.89	409,491	1.53	5.93	399,991	1.57
$2.00	to	$2.88	199,000	2.03	2.92	197,100	2.05
$4.31	to	$4.75	61,666	4.63	3.46	61,666	4.63
$6.00	to	$6.75	27,000	6.44	2.68	27,000	6.44
$.60	to	$6.75	3,066,657	$1.51	6.88	2,100,356	$2.20

Using the closing stock price of $0.57 on December 29, 2006 there were no options outstanding or exercisable with an intrinsic value. The intrinsic value of options exercised in 2006, 2005 and 2004 amounted to $16,500, $580, and $0, respectively.

Stock Warrants

Stock warrants activity is as follows for the years ended December 31:

	Outstanding			Weighted - Average Exercise Price
	2006	2005	2004	2006	2005	2004
Outstanding, January 1	18,715,979	11,795,641	7,421,874	$1.68	$1.64	$1.83
Granted	15,670	9,040,523	4,902,658	1.05	1.71	1.35
Exercised	-	(498,966)	(528,891)	-	.99	1.46
Forfeited	(1,290,005)	(1,621,219)	-	2.58	1.80	-
Outstanding, December 31	17,441,644	18,715,979	11,795,641	$1.61	$1.68	$1.64

The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2006, 2005, and 2004 was $0.77, $1.33 and $1.16, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Warrants outstanding and exercisable as of December 31, 2006, are as follows:

				Weighted - Average
Range of Exercise Prices			Warrants	Remaining contractual life	Exercise prices
$.85	to	$1.25	5,636,171	2.88	$1.18
$1.30	to	$2.00	9,793,570	3.34	1.68
$2.20	to	$3.00	1,840,983	2.73	2.23
$3.56	to	$5.20	170,920	0.52	4.36
$.85	to	$5.20	17,441,644	3.10	$1.61

Stock warrants issued for the years ended December 31 were awarded for:

	2006	2005	2004
Common stock	-	1,281,614	579,799
Services rendered	15,670	616,051	828,278
Preferred stock	-	7,142,858	3,419,581
Debt issuance and guarantees	-	-	75,000
	15,670	9,040,523	4,902,658

During the year ended December 31, 2006, the Company issued 15,000 four-year warrants for services related to investor relations with a weighted average exercise price of $1.00. These warrants were valued at $11,478 using the Black Scholes pricing model.

During the year ended December 31, 2006, the Company issued 670 three-year warrants for services related to sales commissions with a weighted average exercise price of $2.20. These warrants were valued at $606 using the Black Scholes pricing model.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

The fair value of stock warrants is the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions:

	2006	2005	2004
Risk-free interest rate	4.88%	3.52%	2.96%
Expected life	3.50 years	4.28 years	3.35 years
Expected volatility	216%	205%	184%
Expected dividend rate	0%	0%	0%

NOTE 11 - Income Taxes

The Company has generated federal and state net operating losses of approximately $38,776,000 and $30,982,000, respectively, which, if not used, will begin to expire in 2007. Future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The change in the valuation allowance was $3,292,000, $(531,000) and $3,529,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Components of net deferred income taxes are as follows at December 31:

	2006	2005
Deferred income tax assets:
Net operating loss carryforwards	$15,510,000	$13,872,000
Goodwill, including impairment	106,000	347,000
Amortization of intangibles, including impairment	1,912,000	737,000
Stock-based compensation	60,000	-
Asset valuation reserves	188,000	223,000
Accrued liabilities	372,000	370,000
	18,148,000	15,549,000
Less valuation allowance	(15,964,000)	(12,672,000)
	2,184,000	2,877,000
Deferred income tax liabilities:
Value of intangible related to stock purchase of MDU	(2,112,000)	(2,746,000)
Depreciation	(72,000)	(131,000)
Net deferred income tax assets	$-	$-

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2006	2005	2004
Federal statutory tax rate benefits	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(6.0)	(6.0)	(6.0)
Change in valuation allowance	32.3	37.7	36.1
Permanent difference related to stock-based compensation for incentive stock options	6.6	-	-
Other	1.1	2.3	3.9
Effective tax rate	0.0%	0.0%	0.0%

The Company has the following net operating loss carryforwards at December 31, 2006, for income tax purposes:

Year of Expiration	Federal Net Operating Loss	State Net Operating Loss
2007	$501,000	$501,000
2008	59,000	57,000
2009	22,000	22,000
2011	595,000	575,000
2012	25,000	501,000
2018	1,122,000	2,218,000
2019	1,585,000	2,723,000
2020	4,839,000	1,629,000
2021	4,726,000	4,003,000
2022	4,353,000	3,737,000
2023	4,275,000	4,311,000
2024	4,933,000	3,202,000
2025	7,181,000	4,589,000
2026	4,560,000	2,914,000
	$38,776,000	$30,982,000

Under Internal Revenue Code Section 382, utilization of federal losses expiring prior to 2019 is limited to approximately $375,000 each year.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 12 - Supplemental Cash Flows Information

	2006	2005	2004
Cash paid for interest	$368,612	$579,449	$1,409,095
Non-cash investing and financing transactions:
Note receivable recorded for sale of discontinued operations	-	400,000	-
Note receivable recorded on sale of intangibles to Satellite Broadcasting Corporation	-	75,500	-
Issuance of common stock for purchase of Satellite Broadcasting Corporation intangibles	-	105,000	-
Common stock issued in relation to acquisition of Dinamo Entertainment, LLC	12,400	702,500	-
Common stock issued in lieu of cash for deferred financing costs	-	36,000	-
Common stock issued in lieu of cash for other current assets	-	218,000	-
Warrants issued for deferred compensation	-	213,120	-
Issuance of accrued liabilities for debt issuance costs	-	125,000	-
Property and equipment in lieu of cash for accounts receivable	-	-	61,312
Issuance of preferred and common stock for acquisition of assets	-	-	57,650
Conversion of notes payable and accrued interest to common and preferred stock	244,333	1,646,190	637,596
Conversion of preferred stock to common stock	3,151,500	1,898,001	776,500
Conversion of note payable into preferred stock	-	-	50,000
Conversion of preferred stock into mandatory redeemable preferred stock	-	-	500,000
Reduction of stock subscription receivable related to commission earned on equity transactions	-	15,400	17,320
Capital lease obligations related to property and equipment	539,529	-	-
Warrants issued for modification of short-term debt	-	-	68,652
Conversion of preferred stock dividends into common stock	473,001	1,278,625	124,618
Issuance of common stock for acquisition of assets - SBC	-	-	270,152
Capital lease assumed in acquisition of equipment from SBC	-	105,000	187,424
Issuance of common stock, short-term debt, and long-term debt for acquisition of MDU	-	-	6,660,000
Issuance of preferred stock, short-term debt and accrued expenses for acquisition of Rainbow	-	-	6,541,849
Issuance of common stock and accrued expenses for acquisition of assets - 21st Century	-	-	364,584
Capital lease assumed in acquisition of equipment from 21st Century	-	-	372,420
Issuance of common stock and contingent liability for acquisition of assets - URON, Inc.	-	-	458,500
Issuance of common stock for remaining 50% ownership of MBUSA	-	-	39,000
Purchase of intangible assets	54,150	-	-
Property and equipment, intangibles and goodwill transferred to assets held for sale	1,244,236	-	-

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

	2006	2005	2004
Notes payable issued in relation to the acquisition of Rand’M	116,030	-	-
Notes payable issued in relation to the acquisition of Extreme Video	311,900	-	-
Common stock issued in relation to the acquisition of Extreme Video	162,500	-	-
Distribution of URON, Inc common stock as stock dividends	46,989	-	-
Deferred revenue related to service agreement with URON, Inc. in exchange for other current assets	116,500	-	-
Note payable issued in relation to acquisition of Dinamo Entertainment, LLC	-	600,000	-
Capital lease assumed in acquisition of equipment from Dinamo Entertainment, LLC	-	45,200	-
Property and equipment acquired through capital lease obligation	-	16,185	-

NOTE 13 - Retirement Savings Plan

The Company has 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company made no discretionary contributions for any of the years presented.

NOTE 14 - Commitments and Contingencies

Operating leases

The Company has various other operating leases for its corporate office space, vehicles and equipment with lease terms expiring at various dates through August, 2017. The monthly base rents range from approximately $31,000 to $38,000, net of payments received from subleases. The leases contain provisions for payments of real estate taxes, insurance and common area costs. In July 2003, the Company entered into an agreement to sublease a portion of their office space through August 2008 for approximately $5,000 per month. In March 2006, the sublessee executed the early out option in the lease. Total amount of approximately $57,000 was paid for the early release.

Total rent expense for the years ended December 31, 2006, 2005 and 2004 including common area costs and real estate taxes was approximately $547,000, $622,000 and $634,000, respectively. Rent expense is net of any rent allocation attributable to the space occupied by Corporate Technologies, LLC. (Note 16).

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
Future minimum rental payments, net of payments for subleases, are as follows for the years ending December 31:

Year	Amount
2007	$422,000
2008	385,000
2009	391,000
2010	363,000
2011	321,000
Thereafter	679,000
$2,561,000

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease. The Company remains obligated to provide free rent to CTLLC through March 31, 2007 as defined in the purchase agreement of MBS (see Note 16). This guaranty has no effect on the Company’s consolidated financial statements for the year ended December 31, 2006. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $348,881 in rent payments plus any associated charges such as property taxes and common area maintenance. The Company has evaluated the accounting guidance of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees” and has determined that it does not apply to this guaranty.

Significant Relationship

The Company is master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August 2005. The initial term of the agreement expires in August 2008 and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company’s DirecTV agreement would have a material adverse impact on the Company’s on-going operations. Revenues generated from DirecTV amounted to 58.04% and 51.90% of total revenue in 2006 and 2005, respectively. Accounts receivable from this customer was 63.44% and 54.36% of total accounts receivable as of December 31, 2006 and 2005, respectively.

Legal proceedings

The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's consolidated financial position, results of operations, or cash flows.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

NOTE 15- Business Segments

The Company has the following business segments. Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. The MDU segment represents results as the master service operator for DirecTV. The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers. The discontinued operations segment includes the Multiband Business Services segment (see Note 16).

Segment disclosures are as follows:

Year Ended December 31, 2006	Multiband Corp	MDU	MCS	Discontinued Operations	Total
Revenues	$-	$10,477,802	$7,573,799	-	$18,051,601
Income (loss) from operations	(4,713,896)	4,066,850	(8,492,405)	-	(9,139,451)
Identifiable assets	2,478,638	6,443,625	9,063,793	-	17,986,056
Depreciation and amortization	232,211	1,604,313	3,331,685	-	5,168,209
Capital expenditures	42,150	-	950,958	-	993,108

Year Ended December 31, 2005	Multiband Corp	MDU	MCS	Discontinued Operations	Total
Revenues	$-	$8,572,160	$7,943,266	-	$16,515,426
Income (loss) from operations	(3,071,040)	2,691,921	(5,458,620)	-	(5,837,739)
Identifiable assets	4,273,913	7,984,082	14,013,410	-	26,271,405
Depreciation and amortization	221,885	1,604,316	2,954,235	-	4,780,436
Capital expenditures	29,021	-	904,616	42,840	976,477

Year Ended December 31, 2004	Multiband Corp	MDU	MCS	Discontinued Operations	Total
Revenues	$-	$5,840,138	$5,227,696	-	$11,067,834
Income (loss) from operations	(1,842,957)	863,149	(3,314,799)	-	(4,294,607)
Identifiable assets	775,708	9,708,448	15,467,274	682,282	26,633,712
Depreciation and amortization	244,967	1,203,236	1,984,576	-	3,432,779
Capital expenditures	9,772	-	481,252	257,680	748,704

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system. Depreciation and amortization above does not include depreciation and amortization related to discontinued operations. The cash flow statements presentation of depreciation and amortization includes the depreciation and amortization from discontinued operations.

NOTE 16- Sale of Business Segment

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

The following are condensed statements of operations of the discontinued operations:

Statement of Operations	2006	2005	2004
Revenues	$-	$3,699,983	$18,604,855
Cost of sales	-	2,701,664	14,564,286
Selling, general and administrative	(2,200)	1,122,220	5,092,867
Depreciation and amortization	-	56,188	345,985
Income (loss) from operations	2,200	(180,089)	(1,398,283)
Impairment of goodwill	-	-	(2,748,879)
Other income (expense)	-	(55,440)	(310,158)
Net Income (loss)	$2,200	$(235,529)	$(4,457,320)

During the year ended December 31, 2005, the Company recorded a gain on the sale of CTU of $253,356. This gain was included in discontinued operations for the year ended December 31, 2005 resulting in a gain on discontinued operation on the consolidated income statement of $17,827.

The Company has recorded $1 million in deferred rent liability in relation to the sale of the MBS business segment. This liability is amortized over the 24 month term of the sublease. Amortization has been netted with rent expense and the resulting income of $64,400 and $87,587 is included in other income (expense) for the years ended December 31, 2006 and 2005, respectively.

NOTE 17 - Subsequent Event

Effective March 1, 2007, the Company, pursuant to an asset purchase agreement entered into October 19, 2006 (the “agreement”), completed the sale of substantially all of its video assets located in California to Consolidated Smart Broadband Systems, LLC.(“CSBS”). The purchase price paid by CSBS was $1,214,000 cash at closing plus a guarantee of an additional $100,000, payable on or about March 31, 2007. The ultimate purchase price to be paid by the CSBS for the assets will be determined, in part, by an earnout formula detailed in the agreement tied to free subscriber cash flow and length of right of entry contracts. The ultimate price paid for the assets will not be known until February 2008 due to the aforementioned contingencies.

In compliance with accounting rules governing asset impairment, the Company was required to record an impairment charge for the year ended December 31, 2006 that was determined based upon the excess net book value of assets sold over the known proceeds from the sale as of March 1, 2007. Any consideration received for the assets during future accounting periods based upon the earnout formula will be recognized as a gain on sale of assets in that period. The results of the sale of the California assets are as follows:

Sale price
Cash proceeds on March 1, 2007	$1,214,000
Cash proceeds guaranteed at second closing March 30, 2007	100,000
Total initial sale price	1,314,000

Assets sold
Property and equipment	1,244,236
Goodwill	-
Rights of entry contracts	-
Net assets sold	1,244,236

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

Less costs and expenses
Broker’s fee	39,420
Accounting costs	10,000
DTV transfer fees	19,500
Total costs	68,920
Gain on sale of assets	$$844

The sale was not reported as a discontinued operation because the assets sold did not constitute a segment or component of the Company’s business, and the Company retained assets and on-going service capabilities associated with the video subscribers.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY
INFORMATION

To Stockholders, Board of Directors and Audit Committee
Multiband Corporation and subsidiaries
New Hope, Minnesota

Under date of March 23, 2007, we reported on the consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004 as contained in the annual report on Form 10-K for the year ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
March 23, 2007

MULTIBAND CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

Column A	Column B	Column C	Column D			Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions			Balance at End of Year
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
2006	$386,000	$-	$156,600	(A	)	$229,400
2005	225,000	161,000	-			386,000
2004	223,000	2,000	-			225,000
Notes receivable:
2006	-	-	-			-
2005	-	-	-			-
2004	-	-	-			-
Stock subscriptions and interest receivable
2006	98,000	70,000	67,239	(A	)	100,761
2005	71,000	27,009	9			98,000
2004	71,000	-	-			71,000

(A)	Write-off uncollectible receivables

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to him material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information with respect to the directors and executive officers of the Company set forth under “Information Concerning Directors, Nominees and Executive Officers” and under “Compliance with Section 16 (a) “in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2007, is incorporated herein by reference.

Item 11. Executive Compensation

Information with respect to Executive Compensation set forth under “Executive Compensation” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2007 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to security ownership of certain beneficial owners and management, set forth under “Beneficial Ownership of Principal Shareholders and Management” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2007, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions, set forth under “Information Concerning Directors, Nominees and Executive Officers” in the Company’s definitive proxy statement for the annual meeting of shareholders to be held on or about June 30, 2007, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Company selected Virchow, Krause & Company, LLP (“Virchow Krause”), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company’s consolidated financial statements for the years ended December 31, 2006, 2005 and 2004. The following table details the fees paid to Virchow Krause for the years ended December 31, 2006 and 2005.

	2006		2005
Audit Fees	$186,681		$191,012
Audit-Related Fees	24,490	(2)	34,755	(1)
Tax Fees	32,425		13,990
Other fees	-		-
Total	$243,596		$239,757

(1)	Fees related to review of Form S-1 filings, audits of acquisition and pro-forma required by Form 8-K rules, and responding to SEC comment letter.
(2)	Fees related to audit of URON subsidiary in connection with stock dividend (see Note 10), preliminary Sarbanes Oxley Section 404 planning and other audit related research.

The Company’s Audit committee consists of Frank Bennett, Jonathan Dodge and Donald Miller. All three are considered audit committee financial experts independent from managers. The Company’s current audit committee charter has been filed previously as exhibit 3.5. The audit committee is responsible for engaging the audit firm and fees related to their services.

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934. Approximately 95% of the fees paid to Virchow Krause were pre-approved by the audit committee.

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

MULTIBAND CORPORATION. Registrant
Date April 2, 2007	By:	/s/ James L. Mandel Chief Executive Officer
Date: April 2, 2007	By:	/s/ Steven M. Bell Chief Executive Officer (Principal Financial and Accounting Officer)

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