Form 10-K/A
period 2006-12-31
MULTIBAND CORP
filed 2007-04-20
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to FORM 10-K
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

MULTIBAND CORPORATION. Registrant
Date April 20, 2007	By:	/s/ James L. Mandel Chief Executive Officer
Date: April 20, 2007	By:	/s/ Steven M. Bell Chief Executive Officer (Principal Financial and Accounting Officer)

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