Form 10-Q
period 2007-03-31
MULTIBAND CORP
filed 2007-05-15
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDING MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

Yes ☐          No ☒

On May 10, 2007 there were 35,405,880 shares outstanding of the registrant's common stock, no par value, and 401,905 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
REVENUES	$4,384,955	$4,404,044
COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	2,178,046	2,056,527
Selling, general and administrative	2,389,256	2,972,223
Depreciation and amortization	1,049,698	1,302,456
Total costs and expenses	5,617,000	6,331,206

LOSS FROM OPERATIONS	(1,232,045)	(1,927,162)
OTHER EXPENSE
Interest expense	(153,407)	(304,681)
Other income (expense)	23,057	41,437
Total other expense	(130,350)	(263,244)

LOSS FROM CONTINUING OPERATIONS	(1,362,395)	(2,190,406)
GAIN FROM DISCONTINUED OPERATIONS	-	2,200

NET LOSS	(1,362,395)	(2,188,206)
Preferred stock dividends	239,927	263,106

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,602,322)	$(2,451,312)

BASIC AND DILUTED LOSS PER COMMON SHARE:
LOSS FROM CONTINUING OPERATIONS	$(.05)	$(.08)
LOSS FROM DISCONTINUED OPERATIONS	$-	$-
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(.05)	$(.08)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	35,398,903	32,155,873

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	851,804	$1,020,975
Accounts receivable, net	1,667,378	2,018,393
Inventories	175,771	343,815
Prepaid expenses and other	542,787	181,767
Current portion of notes receivable	6,116	6,116
Total Current Assets	3,243,856	3,571,066
PROPERTY AND EQUIPMENT, NET	3,006,040	3,359,842
OTHER ASSETS
Goodwill	509,086	509,086
Intangible assets, net	8,188,820	9,124,980
Assets held for sale	-	1,244,236
Notes receivable - long-term, net	63,740	63,740
Other assets	134,744	113,106
Total Other Assets	8,896,390	11,055,148

TOTAL ASSETS	$15,146,286	$17,986,056

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$-	$319,244
Mandatory redeemable preferred stock, 25,876 and 28,000 Class F preferred shares	258,756	280,000
Current portion of long-term debt	708,823	1,255,994
Current portion of capital lease obligations	442,475	444,921
Note payable - stockholder	-	24,739
Accounts payable	2,907,859	2,557,409
Accrued liabilities	2,606,763	2,977,356
Customer deposits	60,957	61,332
Current liabilities of discontinued operations	-	125,000
Deferred service obligations and revenue	458,754	819,316
Total Current Liabilities	7,444,387	8,865,311
LONG-TERM LIABILITIES
Long-term debt, net	2,599,580	2,969,764
Capital lease obligations, net of current portion	437,863	491,672
Total Liabilities	10,481,830	12,326,747
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (26,658 shares issued and outstanding, $279,909 liquidation preference)	400,657	400,657
10% Class B (5,920 and 7,470 shares issued and outstanding, $62,160 and $78,435 liquidation preference)	46,700	49,700
10% Class C (123,630 and 124,130 shares issued and outstanding, $1,236,300 and $1,241,300 liquidation preference)	1,587,312	1,593,476
10% Class F (150,000 shares issues and outstanding, $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (38,195 shares issued and outstanding, $381,950 liquidation preference)	161,431	161,431
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Variable rate % Class I (57,500 shares issued and outstanding, $5,750,000 liquidation preference)	-	-
Common stock, no par value (35,450,539 and 35,168,161 shares issued and outstanding)	27,240,347	26,873,255
Stock subscriptions receivable	(215,034)	(229,927)
Options and warrants	45,327,649	45,093,001
Accumulated deficit	(71,384,606)	(69,782,284)
Total Stockholders' Equity	4,664,456	5,659,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,146,286	$17,986,056

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	THREE MONTHS ENDED MARCH 31,
	2007	2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	($1,362,395)	$(2,188,206)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,053,691	1,345,846
Amortization of deferred compensation	-	29,480
Amortization of original issue discount	8,294	114,908
Gain on sale of sale of property and equipment	(284,516)	-
Warrants issued for services	900	-
Reserve for stock subscriptions and interest receivable	-	5,932
Stock based compensation expense	233,748	316,763
Change in allowance for doubtful accounts on accounts receivable	-	(191,450)
Change in allowance for doubtful accounts on notes receivable	15,000	-
Changes in operating assets and liabilities:
Accounts receivable	342,086	456,923
Inventories	165,609	18,317
Prepaid expenses and other	55,565	5,360
Other assets	(21,638)	(16,840)
Accounts payable and accrued liabilities	45,656	(13,656)
Deferred service obligations and revenue	(352,440)	50,382
Liabilities of discontinued operations	(125,000)	(125,000)
Customer deposits	(375)	(1,476)
Net cash flows from operating activities	(225,815)	(192,717)

INVESTING ACTIVITIES
Purchases of property and equipment	(120,196)	(362,006)
Purchase of intangible assets	-	(10,750)
Proceeds from sale of property and equipment	757,732	-
Collections on notes receivable	-	1,206
Net cash flows from investing activities	637,536	(371,550)
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	(319,244)	(93,005)
Payments on long-term debt	(129,080)	(246,302)
Payments on capital lease obligations	(56,255)	(36,713)
Payments on note payable to stockholder	(24,739)	(2,837)
Payments on mandatory redeemable preferred stock	(21,244)	(53,334)
Payments received on stock subscriptions receivable	62	6,000
Redemption of preferred stock	(20,500)	(4,600)
Preferred stock dividends	(9,892)	(22,829)
Exercise of stock options	-	18,000
Net cash flows from financing activities	(580,892)	(435,620)
DECREASE IN CASH AND CASH EQUIVALENTS	(169,171)	(999,887)
CASH AND CASH EQUIVALENTS
Beginning of period	1,020,975	3,100,427
End of period	$851,804	$2,100,540
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amortization of original issue discount	$135,509	$132,433
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Sale of property, equipment and intangible to Directech for other current asset	416,754	-
Debt and interest assumed by Directech as part of sale	267,143	-
Conversion of accrued dividends into common stock	367,092	16,667
Intrinsic value of preferred dividends	11,336	-

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Note 1 - Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, previously filed with the Securities and Exchange Commission.

NOTE 2 - Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to multi-dwelling unit customers. The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2007 and 2006, the Company incurred net losses of $1,362,395 and $2,188,206, respectively. At March 31, 2007, the Company had an accumulated deficit of $71,384,606. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to sell certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations through 2007:

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

Principles of Consolidation

The consolidated financial statements include the accounts of Multiband Corporation (MB) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MDU), Rainbow Satellite Group, LLC (Rainbow), Multiband Subscriber Services, Inc. (MBSS), and Multiband USA, Inc. (MBUSA). All significant intercompany transactions and balances have been eliminated in consolidation.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Revenue Recognition

The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

The Company earns revenues from five sources: 1) Voice, video and data communication products which are sold and installed, 2) Multiband user charges to multiple dwelling units, 3) MB USA user charges to timeshares, 4) MDU earns revenue primarily through the activation of and residual fees on video programming services, and 5) Revenue generated by the support center for billing and call center services provided to third party customers.

Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products. Revenue is recognized when the products are delivered and installed and the customer has accepted the terms and has the ability to fulfill the terms.

Revenue generated from activation of video programming services is earned in the month of activation. According to the Company's agreement with DirecTV, in the event that a customer cancels within the first 12 months of service, DirecTV has the right to chargeback the Company for a portion of the activation fees received. In accordance with Securities Exchange Commission SAB 104, the Company has estimated the potential charge back of commissions received on activation fees during the past 12 months based on historical percentages of customer cancellations and has included that amount as a reduction of revenue. Residual income is earned as services are provided by DirecTV through its system operators. As a master system operator for DirecTV, the Company earns a fixed percentage based on net cash received by DirecTV for recurring monthly services and a variable amount depending on the number of activations in a given month. The Company’s master system operator contract with DirecTV also permits the Company to earn revenues through its control of other system operators who are unable to provide DirecTV video programming services without the Company’s performance.

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

We offer some products and services that are provided by third party vendors. We review the relationship between us, the vendor and the end customer on an individual basis to assess whether revenue should be reported on a gross or net basis. As an example, our resold satellite digital television is reported on a net basis.

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

Revenue generated by the support center to service third party subscribers by providing billing and call center support services is recognized in the period the related services are provided.

Multiband, Rainbow, MDU and MBUSA user charges are recognized as revenues in the period the related services are provided in accordance with SAB 104. Any amounts billed prior to services being provided are reported as deferred service obligations and revenues.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Goodwill and Other Intangible Assets

We periodically evaluate goodwill and other intangible and long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our business segments. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible and long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill was $509,086 at both March 31, 2007 and December 31, 2006 and is recorded as part of our Multiband Corp segment.

Components of intangible assets are as follows:
	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Domain name	$83,750	$83,750	$83,750	$83,750
Right of entry contracts	5,929,094	2,635,856	8,955,558	3,591,598
Subscriber lists	9,697,879	4,812,944	9,697,879	4,411,865
Debt issuance costs	499,837	489,190	499,837	485,198
Total	16,210,560	8,021,740	19,237,024	8,572,411
Impairment of intangibles	-	-	-	1,539,633
Total including impairment	$16,210,560	$8,021,740	$19,237,024	$10,112,044

Amortization of intangible assets was $673,069 and $872,568 for the three months ended March 31, 2007 and 2006, respectively. Amortization of debt issuance costs of $3,993 and $43,390 for the three months ended March 31, 2007 and 2006, respectively, is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2007, 2008, 2009, 2010, 2011 and thereafter is $2,597,385, $2,546,234, $2,501,785, $948,707, $61,751, $210,020, respectively. The weighted average remaining life of the intangibles is 3.4, years with right of entry average life of 3.9 years and customer subscriber lists of 3.1 years as of March 31, 2007. The reduction in intangible value during 2006 is due to a sale of subscribers to Consolidated Smart Broadband Systems “CSBS” (see Note 3). The Company recorded impairment charge to intangible assets of $1,539,633. Assets held for sale at December 31, 2006 do not include intangible assets or goodwill.

Share-Based Compensation

The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2007 and 2006, total share-based compensation expense of $233,748 ($.01 per share) and $316,763 ($.01 per share) was included in selling, general and administrative expenses, respectively. Estimated share based compensation expense for the years ending December 31, 2007, 2008, 2009 , 2010, 2011 is $744,653, $661,161, $86,504, $1,973, $0, respectively. This is an estimate is based on options currently outstanding and therefore this projected expense could be more in the future.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

In determining the compensation cost of the options granted during the three months ended March 31, 2007 and 2006, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Risk-free interest rate	4.50%	4.50%
Expected life of options granted	10 Years	10 Years
Expected volatility range	231%	214%
Expected dividend yield	0%	0%

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three months ended March 31, 2007 and 2006 were anti-dilutive due to the Company’s net losses for the periods.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position and results of operations.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 3 - Sales Transactions

The Company had $1,244,236 of assets held for sale on December 31, 2006 related to video assets located in California. Effective March 1, 2007, the Company, pursuant to an asset purchase agreement entered into October 19, 2006 (the “agreement”), completed the sale of substantially all of its video assets located in California to Consolidated Smart Broadband Systems, LLC (CSBS). The purchase price paid by CSBS was $1,214,000 at closing plus a guarantee of an additional $100,000, paid on March 31, 2007. The ultimate purchase price to be paid by the CSBS for the assets will be determined, in part, by an earnout formula detailed in the agreement tied to free subscriber cash flow and length of right of entry contracts. The ultimate price paid for the assets will not be known until February 2008 due to the aforementioned contingencies.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company classified the assets as held for sale, and recorded an impairment charge for the year ended December 31, 2006, that was determined based upon the excess net book value of assets sold over the known proceeds from the sale. Any consideration received for the assets during future accounting periods based upon the earnout formula will be recognized as a gain on sale of assets in that period. The results of the sale of the California assets resulted in a loss of $40,110, which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the three months ended March 31, 2007.

Sale price
Cash proceeds on March 1, 2007	$1,214,000
Cash proceeds guaranteed at second closing March 30, 2007	100,000
Total initial sale price	1,314,000
Debt paid which was secured by assets sold	556,268
Net proceeds	757,732

Assets sold
Property and equipment (MCS segment)	1,244,673
Goodwill	-
Rights of entry contracts	-
Net assets sold	1,244,673

Less costs and expenses
Broker’s fee	39,420
Accounting costs	10,000
Other costs	18,180
DTV transfer fees	19,500
Imputed interest costs	22,337
Total costs	109,437

Loss on sale of assets	$40,110

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Effective March 31, 2007, the Company completed the sale of substantially all of its video assets located in Ohio to Directech MDU (“Dtech”). The purchase price paid by Dtech was $745,790. The purchase price consists of the assumption of a note payable for the gross value of $329,036 and $416,754 cash paid at closing April 20, 2007 ($416,754 is recorded as “other receivable” and included in prepaid expenses and other on the March 31, 2007 balance sheet ). The sale of the Ohio assets resulted in a gain on sale in the amount of $324,626, which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the three months ended March 31, 2007.

Sale price
Cash proceeds on April 20, 2007	$416,754
Liabilities assumed	267,143
Total initial sale price	683,897

Assets sold - MCS segment
Accounts receivable and inventory, net	3,242
Property and equipment	96,931
Rights of entry contracts	259,098
Net assets sold	359,271

Gain on sale of assets	$324,626

These sales were not reported as a discontinued operation because the assets sold did not constitute a segment or component of the Company’s business, and the Company retained assets and on-going service rights associated with the video subscribers.

NOTE 4 - Stock Warrants

Stock warrants activity is as follows for the three months ended March 31, 2007:

	Number of Warrants	Weighted - Average Exercise Price
Outstanding, December 31, 2006	17,441,644	$1.61
Granted	2,010	2.20
Exercised	-	-
Cancelled	(647,000)	(1.98)
Outstanding, March 31, 2007	16,796,654	$1.59

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2007	December 31, 2006
Payroll and related taxes	$415,126	$535,919
Accrued preferred stock dividends	661,856	810,249
Accrued liability - vendor chargebacks	1,103,414	1,103,414
Other	426,367	527,774
Total	$2,606,763	$2,977,356

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

NOTE 6 - Business Segments

The Company has three reporting segments. Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. The MDU segment represents results as the master service operator for DirecTV. The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.

Segment disclosures are as follows:
	Multiband Corp.	MDU	MCS	Total
Three months ended March 31, 2007:
Revenues	$-	$2,532,875	$1,852,080	$4,384,955
Income (loss) from operations	(1,108,925)	866,434	(989,554)	(1,232,045)
Identifiable assets	2,214,571	6,023,746	6,907,969	15,146,286
Depreciation and amortization	49,863	406,271	593,564	1,049,698
Capital expenditures	-	-	120,196	120,196

	Multiband Corp.	MDU	MCS	Total
Three months ended March 31, 2006:
Revenues	$-	$2,512,172	$1,891,872	$4,404,044
Income (loss) from operations	(1,144,181)	904,943	(1,687,924)	(1,927,162)
Identifiable assets	4,455,981	7,578,677	12,090,163	24,124,821
Depreciation and amortization	59,797	401,076	841,583	1,302,456
Capital expenditures	23,809	-	338,197	362,006

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system.

NOTE 7 - Commitments and Contingencies

Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business. As of March 31, 2007, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows. In April 2007, the Company settled its litigation with DirecTechnologies, LLC (DT) by agreeing to pay DT approximately $13,000, net of previously accrued for commissions of $35,000, over a six month period.

Significant Relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August 2005. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company's DirecTV agreement would have a material adverse impact on the Company's on-going operations.   Revenues generated from DirecTV were 57.8% and 57.0% of total revenue for the three months ended March 31, 2007 and 2006, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC (the purchaser of the MBS business segment) signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease. The Company remains obligated to provide free rent to CTLLC through March 31, 2007 as defined in the purchase agreement of MBS. This guaranty has no effect on the Company’s consolidated financial statements for the periods ended March 31, 2007 and 2006. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for $348,881 worth of rent payments plus any associated charges such as property taxes and common area maintenance.

NOTE 8 - Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. The Company has determined that there was no impact on the financial position or results of operations following adoption of FIN No. 48 for the three months ended March 31, 2007.

NOTE 9 - Subsequent Events

On April 11, 2007, the Company signed a nonbinding letter of intent with MDU Communications International, Inc. (MDU) regarding the sale of certain subscribers and associated assets from the Company to MDU and the simultaneous provisioning by MDU from the Company of certain on-going Company supplied subscriber management services.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, product pricing, management for growth, integration of acquisitions, technological developments, new products, and similar matters. Words such as “anticipates”, “may”, “will”, “should”, “believes”, “estimates”, “expects”, “intends”, “plans”, “predicts”, “will likely result”, “will continue”, or similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements including those made in this statement. In order to comply with the terms of the Private Securities Litigation Reform Act, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or Company's forward-looking statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OUR COMPANY

Multiband Corporation (the Company), is a Minnesota corporation formed in September 1975. The Company has two operating segments: 1) Multiband Consumer Services (MCS, legally known as Multiband Subscriber Services, Inc.), which encompasses the subsidiary corporations, Multiband USA, Inc., and Rainbow Satellite Group, LLC; and 2) Minnesota Digital Universe, Inc. (MDU).

The Company completed an initial public offering in June 1984. In November 1992, the Company became a non-reporting company under the Securities Exchange Act of 1934. In July 2000, the Company regained its reporting company status. In December 2000, The Company stock began trading on the NASDAQ stock exchange under the symbol VICM. In July 2004, the symbol was changed to MBND concurrent with the Company’s name change from Vicom, Incorporated to Multiband Corporation.

The Company’s website is located at: www.multibandusa.com.

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective April 1, 2005. All references to financial information and descriptions of business in this quarterly statement on Form 10-Q have been revised to reflect only our continuing operations and all references to our now discontinued Multiband Business Services have been eliminated. The Company’s MCS segment began in February 2000. MCS, the Company’s continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc., (MDU segment) which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.

At March 31, 2007, the Company had approximately 103,600 owned and managed subscriptions.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED

	March 31, 2007 (unaudited)	March 31, 2006 (unaudited)
REVENUES	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	49.7%	46.7%

SELLING, GENERAL & ADMINISTRATIVE	54.5%	67.5%
DEPRECIATION & AMORTIZATION	23.9%	29.5%

LOSS FROM OPERATIONS	-28.1%	-43.7%
INTEREST EXPENSE & OTHER, NET	-3.0%	-6.0%
LOSS FROM CONTINUING OPERATIONS	-31.1%	-49.7%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-
NET LOSS	-31.1%	-49.7%

RESULTS OF OPERATIONS

Revenues

Total revenues decreased 0.4% to $4,384,955 for the quarter ended March 31, 2007 as compared to $4,404,044 for the quarter ended March 31, 2006. This decrease is primarily due to sales of subscribers between the comparable periods. The Company expects revenues to continue to decrease in 2007 over 2006 due to sales of subscribers in the MCS portfolio. The Company experienced a slight decrease in revenues between the quarter ended March 31, 2007 and the quarter ended March 31, 2006. The Company throughout 2007 intends to continue to strategically sell unprofitable owned assets as prudent and redeploy the proceeds from those assets into facilitating growth of its managed subscriber services including its support center and its master system operator program. The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

Revenues in the first quarter of fiscal year 2007, for the MCS segment, decreased 2.1% to $1,852,080 as compared to $1,891,872 in the first quarter of fiscal 2006. This decrease is primarily due to sales of subscribers during the comparable periods.

Revenues in the first quarter of 2007 for the MDU segment increased to $2,532,875 as compared to $2,512,172 in the first quarter of fiscal 2006. This increase is primarily due to an increase in the number of revenue generating subscribers and a related increase in agent fees during the comparable period.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, exclusive of depreciation and amortization, increased by 5.9% to $2,178,046 for the quarter ended March 31, 2007 as compared to $2,056,527 for the similar quarter last year. Costs of products and services for the MCS segment for the quarter were $1,032,389 compared to $1,011,436 in the same quarter last year, a 2.1% increase. Costs of products and services for the MDU segment for the quarter were $1,145,657 compared to $1,045,091 in the same quarter last year, a 9.6% increase. The increase in costs of products and services in the MCS segment is directly related to an increase in equipment sales to landlords and an increase in analog programming charges between the comparable periods. The increase of costs of products and services in the MDU segment is directly related to an increase in bulk subsidy costs in the three months ended March 31, 2007 versus March 31, 2006. The Company expects costs of products and services as a percentage of revenue to remain comparable in future periods due to the predictability of costs and the ability to pass costs through to customers. Overall costs of products and services as a percentage of revenue did increase slightly between March 31, 2007 and March 31, 2006 due to certain vendor price increases. However, the Company’s ability to raise prices to its customers accordingly should allow the Company to increase margins in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 19.6% to $2,389,256 in the quarter ended March 31, 2007, compared to $2,972,223 in the prior year’s quarter. Selling, general and administrative expenses were, as a percentage of revenues, 54.5% for the quarter ended March 31, 2007 and 67.5% for the similar period a year ago. This decrease is primarily a result of decreases in payroll expense, advertising expense, subcontracting expense, stock option expense and a gain on sale of assets between the comparable periods. The Company anticipates that selling, general and administrative expenses, exclusive of stock option expenses, will continue to decrease in 2007 due to reduced payroll expenses from the sale of subscribers in the MCS portfolio.

Depreciation and Amortization

Depreciation and amortization expense decreased 19.4% to $1,049,698 for the quarter ended March 31, 2007 compared to $1,302,456 in the prior year’s quarter. This decrease in depreciation and amortization is due to the sale of tangible and intangible assets in California and Ohio(Note 3).

Loss from Operations

The Company, in the first quarter of 2007, incurred a loss from operations for its combined operating business segments of $1,232,045 versus a loss of $1,972,162 during the prior year’s period. The MDU segment showed a profit from operations of $866,434 during the first quarter of 2007 versus profits of $904,943 for the three months ended March 31, 2006. For the first quarter of 2007, the MCS segment showed a loss from operations of $989,554 versus a loss of $1,687,924 for the prior year period. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $1,108,925 for the three months ended March 31, 2007 versus a loss of $1,144,181 for the same period last year. The Multiband Corporation loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels. The Company expects the MDU segment profitability in future periods to remain steady or improve as that segment continues to experience growth. In addition to the sale of subscribers, the Company hopes that it can mitigate its loss in the MCS segment by reducing related payroll expenses. At the same time, the Company will look to add subscribers in its MDU division since the on-going selling, general and administrative expenses to service those subscribers can be more variable than fixed.

Interest Expense

Interest expense was $153,407 for the quarter ended March 31, 2007, versus $304,681 for the similar period a year ago, primarily reflecting a decrease in the Company’s debt and original issue discount expense. Amortization of original issue discount was $8,294 and $114,908 for the three months ended March 31, 2007 and 2006.

Net Loss

In the first quarter of fiscal 2007, the Company incurred a net loss of $1,362,395 compared to a net loss of $2,188,206 for the first fiscal quarter of 2006.

Liquidity and Capital Resources

During the three months ended March 31, 2007 and 2006, the Company recorded a net loss of $1,362,395 and $2,188,206, respectively. Net cash used by operations during the three months ended March 31, 2007 was $225,815 as compared to cash used by operations during the three months ended March 31, 2006 of $192,717. Principal payments on current long-term debt over the next 12 months are expected to total $708,823.

Cash and cash equivalents totaled $851,804 at March 31, 2007 versus $1,020,975 at December 31, 2006. Working capital deficit for the three months ended March 31, 2007 decreased to $4,200,531 as compared to $5,294,245, at December 31, 2006, primarily due to net proceeds of $757,732 received from the sale of video assets to CSBS (see Note 3), during the quarter. Total debt was reduced in the three months ended March 31, 2007 as the Company continued to retire financing debt and certain notes were paid off in conjunction with asset sales. The Company had a material decrease in accounts receivables for the period ended March 31, 2007 verses the period ended December 31, 2006 due to sales of assets. Accounts payable and accrued liabilities combined remained relatively constant in total from December 31, 2006 to March 31, 2007. Net cash flows from investing activities totaled $637,536 compared to ($371,550) for the comparable period reflecting the sale of video assets to CSBS, previously mentioned herein.

The Company experienced a slight decrease in revenues between the quarter ended March 31, 2007 and the quarter ended March 31, 2006. The Company throughout 2007 intends to continue to strategically sell unprofitable owned assets as prudent and redeploy the proceeds from those assets into facilitating growth of its managed subscriber services including its support center and its master system operator program. The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

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

Management of the Company believes that cash on hand, as of March 31, 2007, combined with capital resources and the ability to monetize intangible subscriber assets, is adequate to meet the anticipated liquidity and capital resource requirements of its business for the next 12 months.

Capital Expenditures

The Company used $120,196 for capital expenditures during the three months ended March 31, 2007, as compared to $362,006 in the similar period last year. Capital expenditures consisted of project build-outs and equipment acquired for internal use. Capital expenditures in 2007 are expected to decrease significantly as the Company is intending to build out fewer services in 2007 than in 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, equipment and leasehold improvement. At March 31, 2007, the Company had net property and equipment of $3,006,040, which represents approximately 19.8% of the Company’s total assets. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge, which may be material. During the three months ended March 31, 2007 and 2006, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

At year end, we test goodwill for impairment. If indicators of impairment are determined to exist, we test goodwill for impairment quarterly. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our operating segments. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our operating segments which amounts to $509,086 as of March 31, 2007, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three months ended March 31, 2007 and 2006, the Company did not record any impairment losses related to goodwill.

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, customer cable lists, debt issuance costs, domain name and access contracts. These intangibles are being amortized over their estimated useful lives ranging from 18 to 180 months. If significant changes would occur to the estimated future cash flows associated with these intangibles, the Company would determine if there is impairment and reduce the value of intangibles based on the discounted present value of such cash flows. At March 31, 2007, the Company had net intangibles of $8,188,820 which represented approximately 54.1% of the Company’s total assets. During the three months ended March 31, 2007 and 2006, the Company did not record any impairment losses related to intangible assets.

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

Share-Based Payments

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

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

The Company is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the notes payable to Laurus Master Fund, Ltd., which is three percent over the prime interest rate and the Convergent Capital note of $2,500,000, which varies from 11% to 14%, dependent on the Company’s common stock price. Multiband also has variable rate percentage of Class I convertible preferred stock which pays dividends based on a basis of prime plus one percent (9.25% at March 31, 2007).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2007, the Company was not engaged in any pending legal proceedings where, in the opinion of management, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company. In April 2007, the Company settled its litigation with DirecTechnologies, LLC (DT) by agreeing to pay DT approximately $13,000, net of previously accrued for commissions of $35,000, over a six month period.

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

Net Losses

The Company had net losses of $1,362,395 for the three months ended March 31, 2007, $10,183,723 for the year ended December 31, 2006, and $7,475,000 for the year ended December 31, 2005. The Company may never be profitable.

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

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to an annual test of "impairment" for fiscal years beginning after December 15, 2001. In 2006, the Company recorded an impairment charge to goodwill of $417,465 related to the sale of video assets to CSBS (see Note 3). As of March 31, 2007, the Company had remaining recorded goodwill of $509,086 primarily related to the purchase of Rainbow Satellite Group, LLC. At March 31, 2007 the Company did not note any indications of impairment related to goodwill.

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

Dependence on Strategic Alliances

Several suppliers or potential suppliers of Multiband, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years. While the financial distress of its suppliers or potential suppliers could have a material adverse effect on Multiband's business, Multiband believes that enough alternate suppliers exist to allow the Company to execute its business plans. The Company is also highly dependent on its Master System Operator agreement with DirecTV. The initial term of the agreement, expires in August 2008, and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Although an alternate provider of satellite television services, Echostar, exists, the termination of its agreements with DirecTV could have a material adverse effect on Multiband's business.

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

MULTIBAND CORPORATION Registrant

Date: May 15, 2007	By:	/s/ James L. Mandel
Chief Executive Officer

Date: May 15, 2007	By:	/s/ Steven M. Bell
Chief Financial Officer (Principal Financial and Accounting Officer)