Form 10-Q
period 2007-06-30
MULTIBAND CORP
filed 2007-08-14
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDING JUNE 30, 2007

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

Yes ☐ No ☒

On August 7, 2007 there were 7,360,195 shares outstanding of the registrant's common stock, no par value, and 381,175 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$3,921,726	$4,501,737	$8,306,681	$8,905,781

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	1,871,238	1,937,898	4,049,284	3,994,425
Selling, general and administrative	2,308,426	2,909,038	4,697,682	5,881,261
Depreciation and amortization	995,068	1,308,614	2,044,766	2,611,070

Total Costs and Expenses	5,174,732	6,155,550	10,791,732	12,486,756

LOSS FROM OPERATIONS	(1,253,006)	(1,653,813)	(2,485,051)	(3,580,975)

OTHER EXPENSE
Interest expense	(168,010)	(325,523)	(321,417)	(630,204)
Other income	141,037	35,949	164,094	77,386
Total Other Expense	(26,973)	(289,574)	(157,323)	(552,818)

LOSS FROM CONTINUING OPERATIONS	(1,279,979)	(1,943,387)	(2,642,374)	(4,133,793)

INCOME FROM DISCONTINUED OPERATIONS	-	-	-	2,200

NET LOSS	(1,279,979)	(1,943,387)	(2,642,374)	(4,131,593)
Preferred Stock Dividends	120,474	2,522,342	360,401	2,785,448

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,400,453)	$(4,465,729)	$(3,002,775)	$(6,917,041)

BASIC AND DILUTED - LOSS PER COMMON SHARE
Loss from continuing operations	(.20)	(.67)	(.42)	(1.05)
Income from discontinued operations	.00	.00	.00	.00
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(.20)	(.67)	(.42)	(1.05)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	7,093,071	6,703,070	7,086,462	6,567,873

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$618,150	$1,020,975
Accounts receivable, net	1,561,389	2,018,393
Inventories	153,151	343,815
Prepaid expenses and other	199,988	181,767
Current portion of notes receivable	7,439	6,116
Total Current Assets	2,540,117	3,571,066
PROPERTY AND EQUIPMENT, NET	2,768,342	3,359,842
OTHER ASSETS
Goodwill	509,086	509,086
Intangible assets, net	7,548,142	9,124,980
Assets held for sale	-	1,244,236
Notes receivable - long-term, net	57,615	63,740
Other assets	134,744	113,106
Total Other Assets	8,249,587	11,055,148

TOTAL ASSETS	$13,558,046	$17,986,056
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$-	$319,244
Current portion of long-term debt	622,051	1,255,994
Current portion of note payable - stockholder	-	24,739
Current portion of capital lease obligations	460,296	444,921
Accounts payable	2,826,493	2,557,409
Accrued liabilities	2,301,120	2,977,356
Customer deposits	60,707	61,332
Current liabilities of discontinued operations	-	125,000
Deferred service obligations and revenue	396,905	819,316
Mandatory redeemable preferred stock, 24,126 and 28,000 Class F preferred shares	241,256	280,000
Total Current Liabilities	6,908,828	8,865,311
LONG-TERM LIABILITIES
Long-term debt, net	2,607,525	2,969,764
Capital lease obligations, net of current portion	354,459	491,672
Total Liabilities	9,870,812	12,326,747
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (26,658 shares issued and outstanding, $279,909 liquidation preference)	400,657	400,657
10% Class B (4,370 and 7,470 shares issued and outstanding, $45,885 and $78,435 liquidation preference)	43,700	49,700
10% Class C (122,710 and 124,130 shares issued and outstanding, $1,227,100 and $1,241,300 liquidation preference)	1,575,900	1,593,476
10% Class F (150,000 shares issues and outstanding, $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (38,195 shares issued and outstanding, $381,950 liquidation preference)	161,431	161,431
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Variable rate % Class I (57,500 shares issued and outstanding, $5,750,000 liquidation preference)	-	-
Common stock, no par value (7,119,743 and 7,033,632 shares issued and outstanding)	27,464,019	26,873,255
Stock subscriptions receivable	(200,148)	(229,927)
Options and warrants	45,526,734	45,093,001
Accumulated deficit	(72,785,059)	(69,782,284)
Total Stockholders' Equity	3,687,234	5,659,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,558,046	$17,986,056

See notes to condensed consolidated financial statement

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2007	2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(2,642,374)	$(4,131,593)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	2,052,752	2,709,244
Amortization of deferred compensation	-	29,480
Amortization of original issue discount	16,589	246,818
Loss(gain) on sale of property and equipment	(284,516)	2,859
Warrants issued for services	42,300	607
Gain on debt extinguishment	(118,040)	-
Common stock issued for services	-	1,156
Stock based compensation expense	391,433	485,521
Change in allowance for doubtful accounts on accounts receivable	(40,000)	(173,200)
Change in reserve for stock subscriptions and interest receivable	30,000	21,434
Changes in operating assets and liabilities:
Accounts receivable	488,075	493,135
Inventories	188,229	18,736
Prepaid expenses and other	138,403	40,929
Other assets	(21,638)	35,988
Accounts payable and accrued liabilities	(324,974)	(143,701)
Deferred service obligations and revenue	(414,289)	48,253
Liabilities of discontinued operations	(125,000)	(250,000)
Customer deposits	_ _ _(625)	(2,150)
Net cash flows from operating activities	(623,675)	(566,484)

INVESTING ACTIVITIES
Purchases of property and equipment	(240,881)	(580,049)
Purchases of intangible assets	-	(10,750)
Proceeds from sale of property and equipment	1,174,486	-
Collections on notes receivable	4,802	1,859
Net cash flows from investing activities	938,407	(588,940)
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	(319,244)	188,849
Payments on long-term debt	(142,569)	(460,037)
Payments on capital lease obligations	(121,838)	(75,742)
Payments on note payable to stockholder	(24,739)	(2,837)
Payments on mandatory redeemable preferred stock	(38,744)	(53,334)
Payments for stock issuance costs	(11,707)	-
Payments received on stock subscriptions receivable	62	5,721
Redemption of preferred stock	(45,200)	(14,200)
Preferred stock dividends	(13,578)	(107,839)
Exercise of stock options	-	18,000
Net cash flows from financing activities	(717,557)	(501,419)
DECREASE IN CASH AND CASH EQUIVALENTS	(402,825)	(1,656,843)
CASH AND CASH EQUIVALENTS
Beginning of period	1,020,975	3,100,427
End of period	$618,150	$1,443,584
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amortization of original issue discount	$258,504	$258,754
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of accrued interest into common stock	15,680	-
Conversion of preferred stock into common stock	-	2,370,000
Current liabilities converted to stock	-	28,653
Conversion of notes payable into common stock	-	200,000
Conversion of accrued dividends into common stock	474,291	363,114
Intrinsic value of preferred dividends	21,624	-
Capital lease obligations related to property and equipment	-	259,120
Common stock issued for prepaid expense/service	112,500	-
Note payable executed for prepaid expense/service	44,407	-
Debt and interest assumed by Directech for other current asset	267,143	-

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2007 and 2006, the Company incurred net losses of $2,642,374 and $4,131,593, respectively. At June 30, 2007, the Company had an accumulated deficit of $72,785,059. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to sell certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's future operations:

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Goodwill and Other Intangible Assets

We periodically evaluate goodwill and other intangible and long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our business segments. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible and long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill was $509,086 at both June 30, 2007 and December 31, 2006 and is recorded as part of our Multiband Corp. segment.

Components of intangible assets are as follows:

	June 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Domain name	$83,750	$83,750	$83,750	$83,750
Right of entry contracts	5,929,094	2,876,466	8,955,558	3,591,598
Subscriber lists	9,697,879	5,209,018	9,697,879	4,411,865
Debt issuance costs	499,837	493,184	499,837	485,198
Total	16,210,560	8,662,418	19,237,024	8,572,411
Impairment of intangibles	-	-	-	1,539,633
Total including impairment	$16,210,560	$8,662,418	$19,237,024	$10,112,044

Amortization of intangible assets was $636,684 and $879,914 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, amortization of intangible assets was $1,309,753 and $1,752,482 respectively. Amortization of debt issuance costs of $7,986 and $98,174 for the six months ended June 30, 2007 and 2006, respectively, is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2007, 2008, 2009, 2010, 2011 and thereafter is $2,597,764, $2,546,742, $2,502,294, $947,319, $61,754, $210,008, respectively. The weighted average remaining life of the intangibles is 3.2 years with right of entry average life of 3.7 years and customer subscriber lists of 2.8 years as of June 30, 2007. The reduction in intangible value during 2006 is due to a sale of subscribers to Consolidated Smart Broadband Systems “CSBS” (see Note 3). The Company recorded an impairment charge to intangible assets of $1,539,633. Assets held for sale at December 31, 2006 do not include intangible assets or goodwill.

Share-Based Compensation

The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended June 30, 2007 and 2006, total share-based compensation expense of $157,685 ($.02 per share) and $168,758 ($.03 per share) was included in selling, general and administrative expenses, respectively. For the six months ended June 30, 2007 and 2006, total share-based compensation expense of $391,433 ($.06 per share) and $485,521 ($.07 per share) was included in selling, general and administrative expenses, respectively. Estimated share based compensation expense for the years ending December 31, 2007, 2008, 2009, 2010, 2011 is $740,026, $654,785, $85,211, $2,684 and $0, respectively. This is an estimate is based on options currently outstanding and therefore this projected expense could be more in the future.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

In determining the compensation cost of the options granted during the six months ended June 30, 2007 and 2006, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Risk-free interest rate	4.50%	4.88%	4.63%	4.69%
Expected life of options granted	10 Years	10 Years	10 Years	10 Years
Expected volatility range	240%	215%	236%	215%
Expected dividend yield	0%	0%	0%	0%

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted income per common share is computed by dividing income attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three and six months ended June 30, 2007 and 2006 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 3 - Sales Transactions

The Company had $1,244,236 of assets held for sale on December 31, 2006 related to video assets located in California. Effective March 1, 2007, the Company, pursuant to an asset purchase agreement entered into October 19, 2006 (the “agreement”), completed the sale of substantially all of its video assets located in California to Consolidated Smart Broadband Systems, LLC (CSBS). The purchase price paid by CSBS was $1,214,000 at closing plus an additional $100,000, paid on March 30, 2007. The ultimate purchase price to be paid by the CSBS for the assets will be determined, in part, by an earnout formula detailed in the agreement tied to free subscriber cash flow and length of right of entry contracts. The ultimate price paid for the assets will not be known until February 2008 due to the aforementioned contingencies.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company classified the assets as held for sale, and recorded an impairment charge for the year ended December 31, 2006, that was determined based upon the excess net book value of assets sold over the known proceeds from the sale. Any consideration received for the assets during future accounting periods based upon the earnout formula will be recognized as a gain on sale of assets in that period. The results of the sale of the California assets resulted in a loss of $40,110, which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the six months ended June 30, 2007.

Sale price
Cash proceeds on March 1, 2007	$1,214,000
Cash proceeds at second closing March 30, 2007	100,000
Total initial sale price	1,314,000
Debt paid which was secured by assets sold	556,268
Net proceeds	757,732

Net assets sold - MCS segment	1,244,673

Less costs and expenses	109,437

Loss on sale of assets	$40,110

Effective March 31, 2007, the Company completed the sale of substantially all of its video assets located in Ohio to Directech MDU (“Dtech”). The purchase price paid by Dtech was $745,790. The purchase price consisted of the assumption of a note payable for the gross value of $329,036 and $416,754 cash paid at closing on April 20, 2007. The sale of the Ohio assets resulted in a gain on sale in the amount of $324,626, which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the six months ended June 30, 2007.

Sale price
Cash proceeds on April 20, 2007	$416,754
Liabilities assumed	267,143
Total initial sale price	683,897

Net assets sold - MCS segment	359,271

Gain on sale of assets	$324,626

These sales were not reported as a discontinued operation because the assets sold did not constitute a segment or component of the Company’s business, and the Company retained assets and on-going service rights associated with the video subscribers.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 4 - Stock Warrants

Stock warrants activity is as follows for the six months ended June 30, 2007:

	Number of Warrants	Weighted - Average Exercise Price
Outstanding, December 31, 2006	3,488,329	7.94
Granted	14,202	3.23
Exercised	-	-
Cancelled	(319,300)	(9.21)
Outstanding, June 30, 2007	3,183,231	$7.80

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2007	December 31, 2006
Payroll and related taxes	$520,111	$535,919
Accrued preferred stock dividends	661,155	810,249
Accrued liability - vendor chargebacks	630,800	1,103,414
Other	489,054	527,774
Total	$2,301,120	$2,977,356

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

Segment disclosures are as follows:

	Multiband Corp.	MDU	MCS	Total

Three months ended June 30, 2007:
Revenues	$-	$2,517,328	$1,404,398	$3,921,726
Income (loss) from operations	(1,072,823)	1,180,906	(1,361,089)	(1,253,066)
Identifiable assets	1,827,449	5,645,281	6,085,316	13,558,046
Depreciation and amortization	49,864	404,471	540,733	995,068
Capital expenditures	-	-	120,196	120,196

	Multiband Corp.	MDU	MCS	Total
Three months ended June 30, 2006:
Revenues	$-	$2,643,217	$1,858,520	$4,501,737
Income (loss) from operations	(1,060,690)	1,148,971	(1,742,094)	(1,653,813)
Identifiable assets	3,734,559	7,259,784	11,439,124	22,433,467
Depreciation and amortization	59,208	401,079	848,327	1,308,614
Capital expenditures	1,110	-	216,933	218,043

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

NOTE 6 - Business Segments (continued)

	Multiband Corp.	MDU	MCS	Total
Six months ended June 30, 2007:
Revenues	$-	$5,050,203	$3,256,478	$8,306,681
Income (loss) from operations	(2,181,748)	2,047,340	(2,350,643)	(2,485,051)
Identifiable assets	1,827,449	5,645,281	6,085,316	13,558,046
Depreciation and amortization	99,727	810,742	1,134,297	2,044,766
Capital expenditures	-	-	240,881	240,881

	Multiband Corp.	MDU	MCS	Total
Six months ended June 30, 2006:
Revenues	$-	$5,155,389	$3,750,392	$8,905,781
Income (loss) from operations	(2,204,871)	2,053,914	(3,430,018)	(3,580,975)
Identifiable assets	3,734,559	7,259,784	11,439,124	22,433,467
Depreciation and amortization	119,005	802,155	1,689,910	2,611,070
Capital expenditures	24,919	-	555,130	580,049

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system.

NOTE 7 - Commitments and Contingencies

Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business. As of June 30, 2007, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows.

Significant Relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August 2005. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company's DirecTV agreement would have a material adverse impact on the Company's on-going operations.   Revenues generated from DirecTV were 64.2% and 60.8% of total revenue for the three and six months ended June 30, 2007, respectively. Revenues generated from DirecTV for the three and six months ended June 30, 2006 were 58.7% and 57.9% of total revenue, respectively.

Gain on extinguishment of debt

Effective June 30, 2007, the Company revised its debt agreement with Lexus Tower I, L.P. to pay for certain leasehold improvements at its Fargo, ND location, resulting in a reduction of the outstanding principal in the amount of $118,040. The note is payable in 37 monthly installments of $2,737 including interest at 4%. This modification was accounted for as a gain on extinguishment of debt in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The gain of $118,040 for the three months ended June 30, 2007 was included in other income of the consolidated statement of operations.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC (the purchaser of the MBS business segment) signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease. The Company remains obligated to provide free rent to CTLLC through March 31, 2007 as defined in the purchase agreement of MBS. This guaranty has no effect on the Company’s consolidated financial statements for the periods ended June 30, 2007 and 2006. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for $348,881 worth of rent payments plus any associated charges such as property taxes and common area maintenance.

NOTE 8 - Income Taxes

At June 30, 2007, the Company’s federal and state net operating loss carryforwards were estimated to be approximately $40,000,000 and $32,000,000, respectively.

Effective January 1, 2007, the Company adopted FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The adoption of FIN 48 did not impact the consolidated financial statements for the three and six months ended June 30, 2007. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2006.

NOTE 9 - Subsequent Events

On July 18, 2007, the Company’s Board of Directors authorized a 1 for 5 reverse stock split of the Company’s common stock, effective August 7, 2007. In conjunction therewith, the Company reduced its authorized capital shares from 100 million to 20 million to conform to Minnesota statutory requirements. Since the reverse stock split occurred prior to the filing date of this report, the Company in accordance with FAS 128 “Earning per Share” gave retroactive effect to the reverse stock split transaction in the accompanying balance sheet and the statement of operations.

On July 19, 2007, the Company completed an asset purchase agreement with MDU Communications to sell 11,166 subscribers and the related assets located in 189 multi-family properties. Concurrent with the signing of the agreement, the Company closed on the initial sale of 7,280 subscribers located in 157 properties. The parties expect to close on the balance of 3,886 subscribers in 24 properties over the next 60 day period. The acquisition purchase price was $4.01 million payable in cash. Additional payments may accrue to Multiband over the next two year period based on certain property and subscriber performance criteria. The selling price approximates the net book value of the assets sold.

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

At June 30, 2007, the Company had approximately 103,000 owned and managed subscriptions with an additional 18,500 subscribers supported by the call center. In July 2007, the Company has sold 11,166 owned subscribers, effectively disposing of the remainder of the Rainbow Satellite Group, LLC assets. The call center will continue to support these subscribers as agreed upon in the asset purchase agreement.

Page13

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES		DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	47.7%	43.0%	48.8%	44.9%

SELLING, GENERAL & ADMINISTRATIVE	58.8%	64.6%	56.5%	66.0%
DEPRECIATION & AMORTIZATION	25.4%	29.1%	24.6%	29.3%

LOSS FROM OPERATIONS	-31.9%	-36.7%	-29.9%	-40.2%
INTEREST EXPENSE & OTHER, NET	-0.7%	-6.5%	-1.9%	-6.2%
LOSS FROM CONTINUING OPERATIONS	-32.6%	-43.2%	-31.8%	-46.4%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-
NET LOSS	-32.6%	-43.2%	-31.8%	-46.4%

RESULTS OF OPERATIONS

Revenues

Total revenues decreased 12.9% to $3,921,726 for the quarter ended June 30, 2007 as compared to $4,501,737 for the quarter ended June 30, 2006. Revenues for the six month period ended June 30, 2007 decreased 6.7% to $8,306,681 from $8,905,781 for the same period in 2006. This decrease is primarily due to sales of approximately 14,000 owned subscriptions between the comparable periods. The Company expects revenues to continue to decrease in 2007 over 2006 due to sales of subscribers in the MCS portfolio. The Company throughout 2007 intends to continue to strategically sell unprofitable owned assets as prudent and redeploy the proceeds from those assets into facilitating growth of its managed subscriber services including its support center and its master system operator program. The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

Revenues in the second quarter of fiscal year 2007, for the MCS segment, decreased 24.4% to $1,404,398 as compared to $1,858,520 in the second quarter of fiscal 2006. Revenues for the six month period ended June 30, 2007, for the MCS segment, decreased 13.2% to $3,256,478 from $3,750,392 for the same period in 2006. These decreases are primarily due to sales of 14,000 owned subscriptions during the comparable periods.

Revenues in the second quarter of 2007 for the MDU segment decreased 4.8% to $2,517,328 as compared to $2,643,217 in the second quarter of fiscal 2006. Revenues for the six month period ended June 30, 2007, for the MDU segment, decreased 2.0% to $5,050,203 from $5,155,389 for the same period in 2006. These decreases are primarily due to the aforementioned decrease in the number of owned subscribers and a related decrease in agent fees during the comparable period.

Page14

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, decreased by 3.4% to $1,871,238 for the quarter ended June 30, 2007 as compared to $1,937,898 for the similar quarter last year. For the six months ended June 30, 2007, cost of products and services were $4,049,284 compared to $3,994,425 in the prior year, a 1.4% increase. Overall costs of products and services as a percentage of revenue did increase slightly between the six months ended June 30, 2007 and the six months ended June 30, 2006 due to specific vendor price increases, certain commission payments, and allocation of certain support center costs to costs of products and services. In 2006 those support center costs were immaterial due to the small number of subscribers supported by the call center.

Costs of products and services for the MCS segment for the quarter were $1,059,799 compared to $1,006,720 in the same quarter last year, a 5.3% increase. For the six months ended June 30, 2007, cost of products and services were $2,092,188 for the MCS segment, compared to $2,018,156 in the prior year, a 3.7% increase. In 2007, the increase in costs of products and services in the MCS segment is directly related to an increase in analog programming charges between the comparable periods and an allocation of certain support center costs to costs of products and services. In 2006 those support center costs were immaterial due to the small number of managed subscribers.

Costs of products and services for the MDU segment for the quarter were $811,439 compared to $931,178 in the same quarter last year, a 12.9% decrease. For the six months ended June 30, 2007, cost of products and services were $1,957,096 for the MDU segment, compared to $1,976,269 in the prior year, a 1% decrease. The decrease of costs of products and services in the MDU segment for the quarter is directly related to a decrease in revenues between the comparable periods while costs remained constant combined with a reduction in accrued liabilities for vendor chargebacks of $472,614 during the quarter ended June 30, 2007, versus a reduction of $244,258 in the same quarter last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 20.6% to $2,308,426 in the quarter ended June 30, 2007, compared to $2,909,038 in the prior year’s quarter. Selling, general and administrative expenses were, as a percentage of revenues, 58.8% for the quarter ended June 30, 2007 and 64.6% for the similar period a year ago. This decrease is primarily a result of decreases in payroll and employee expenses, property maintenance expenses and stock option expense between the comparable periods. The Company anticipates that selling, general and administrative expenses, exclusive of stock option expenses, will continue to decrease in 2007 due to reduced payroll expenses from the sale of subscribers in the MCS portfolio.

For the six months ended June 30, 2007, these expenses decreased 20.1% to $4,697,682 compared to $5,881,261 for the six months ended June 30, 2006. As a percentage of revenue, selling general and administrative expenses were 56.5% for the six months ended June 30, 2007, compared to 66.0% for the same period in 2006. This percentage decrease is primarily due to the decreases in payroll and employee expenses, property maintenance expenses, stock option expense and a gain on sale of assets between the comparable periods.

Depreciation and Amortization

Depreciation and amortization expense decreased 24.0% to $995,068 for the quarter ended June 30, 2007 compared to $1,308,614 in the prior year’s quarter. For the six months ended June 30, 2007, depreciation and amortization expense decreased 21.7% to $2,044,766 compared to $2,611,070 for the six months ended June 30, 2006. This decrease in depreciation and amortization is due to the sale of tangible and intangible assets in California and Ohio (Note 3).

Loss from Operations

The Company, in the second quarter of 2007, incurred a loss from operations for its combined operating business segments of $1,134,966 versus a loss of $1,653,813 during the prior year’s period. Loss from operations from said segments was $2,367,011 during the first six months of 2007, compared to $3,580,975 during the first half of 2006. The MDU segment showed a profit from operations of $1,180,906 and $2,047,340, for the three and six months ended June 30, 2007 compared to profits of $1,148,971 and $2,053,914 for the three and six months ended June 30, 2006. For the second quarter of 2007, the MCS segment showed a loss from operations of $1,361,089 compared to a loss of $1,742,094 for the same quarter last year. For the six months ended June 30, 2007, the MCS segment showed a loss from operations of $2,350,643 compared to a loss of $3,430,018 for the same period in 2006. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $954,783 for the three months ended June 30, 2007 and $2,063,708 for the six months ended June 30, 2007 compared to losses of $1,060,690 and $2,204,871 for the same periods last year. The Multiband Corporation loss is expected to remain constant in future periods as corporate overhead is expected to be consistent with current levels. The Company expects the MDU segment profitability in future periods to remain steady or improve as that segment continues to experience growth. In addition to the sale of subscribers, the Company hopes that it can mitigate its loss in the MCS segment by reducing related payroll expenses. At the same time, the Company will look to add subscribers in its MDU division since the on-going selling, general and administrative expenses to service those subscribers can be more variable than fixed.

Page15

Interest Expense

Interest expense was $168,010 for the quarter ended June 30, 2007, versus $325,523 for the similar period a year ago, primarily reflecting a decrease in the Company’s debt and original issue discount expense. Amortization of original issue discount was $8,295 and $131,910 for the three months ended June 30, 2007 and 2006.

Interest expense was $321,417 for the six months ended June 30, 2007 and $630,204 for the same period last year. Amortization of original issue discount was $16,589 for the six months ended June 30, 2007 and $246,818 for the same period last year.

Net Loss

In the second quarter of fiscal 2007, the Company incurred a net loss of $1,279,979 compared to a net loss of $1,943,387 for the second fiscal quarter of 2006. For the six months ended June 30, 2007, the Company recorded a net loss of $2,642,374 compared to $4,131,593 for the six months ended June 30, 2006.

Liquidity and Capital Resources

During the six months ended June 30, 2007 and 2006, the Company recorded a net loss of $2,642,374 and $4,131,593 respectively. Net cash used by operations during the six months ended June 30, 2007 was $623,675 as compared to cash used by operations during the six months ended June 30, 2006 of $566,484. Principal payments on current long-term debt over the next 12 months are expected to total $622,051.

Cash and cash equivalents totaled $618,150 at June 30, 2007 versus $1,020,975 at December 31, 2006. Working capital deficit for the six months ended June 30, 2007 decreased to $4,368,711 as compared to $5,294,245, at December 31, 2006, primarily due to net proceeds of $1,174,486 received from the sale of video assets to CSBS and Dtech (see Note 3), during 2007. Total debt was reduced in the six months ended June 30, 2007 as the Company continued to retire financing debt and certain notes were paid off in conjunction with asset sales. The Company had a material decrease in accounts receivables for the period ended June 30, 2007 verses the period ended December 31, 2006 due to sales of assets. Accounts payable and accrued liabilities combined remained relatively constant in total from December 31, 2006 to June 30, 2007. Net cash flows from investing activities totaled $938,407 compared to ($588,940) for the comparable period reflecting the sale of video assets to CSBS and Dtech, previously mentioned herein.

The Company experienced a material decrease in revenues between the quarter ended June 30, 2007 and the quarter ended June 30, 2006. The Company throughout 2007 intends to continue to strategically sell unprofitable owned assets as prudent and redeploy the proceeds from those assets into facilitating growth of its managed subscriber services including its support center and its master system operator program. The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

Page16

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

2.
Sale of video subscriber assets on a strategic basis. The Company, based on recent transactions, believes there is an active market for its video subscriber assets. The Company believes that it can sell these assets, under certain circumstances, at prices at or above their current carrying value. However, there is no guarantee that these sales will ultimately be favorable to the Company. On July 19, 2007, the Company completed an asset purchase agreement with MDU Communications to sell 11,166 subscribers and the related assets located in 189 multi-family properties. The acquisition purchase price was $4.01 million payable in cash. Additional payments may accrue to Multiband over the next two year period based on certain property and subscriber performance criteria. The selling price approximates the net book value of the assets sold. Anticipated net proceeds generated from this sale are expected to exceed one million dollars. Annual expense reduction is estimated to be a minimum of $600,000.

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

Management of the Company believes that cash on hand, as of June 30, 2007, combined with capital resources and the ability to monetize intangible subscriber assets, as was done in the sale of assets to MDUC, is adequate to meet the anticipated liquidity and capital resource requirements of its business for the next 12 months.

Capital Expenditures

The Company used $240,881 for capital expenditures during the six months ended June 30, 2007, as compared to $580,049 in the similar period last year. Capital expenditures consisted of project build-outs and equipment acquired for internal use. Capital expenditures in 2007 are expected to decrease significantly as the Company intends to build out fewer services in 2007 than in 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, equipment and leasehold improvement. At June 30, 2007, the Company had net property and equipment of $2,768,342, which represents approximately 20.4% of the Company’s total assets. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge, which may be material. During the six months ended June 30, 2007 and 2006, the Company did not record any impairment losses related to long-lived assets.

Page17

Impairment of Goodwill

At year end, we test goodwill for impairment. If indicators of impairment are determined to exist, we test goodwill for impairment quarterly. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our operating segments. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our operating segments which amounts to $509,086 as of June 30, 2007, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three months ended June 30, 2007 and 2006, the Company did not record any impairment losses related to goodwill.

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, customer cable lists, debt issuance costs, domain name and access contracts. These intangibles are being amortized over their estimated useful lives ranging from 18 to 180 months. If significant changes would occur to the estimated future cash flows associated with these intangibles, the Company would determine if there is impairment and reduce the value of intangibles based on the discounted present value of such cash flows. At June 30, 2007, the Company had net intangibles of $7,548,142 which represented approximately 55.7% of the Company’s total assets. During the six months ended June 30, 2007 and 2006, the Company did not record any impairment losses related to intangible assets.

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

The Company earns revenues from four sources:, 1) Voice, video and data communication products which are sold and installed, 2) Multiband user charges to multiple dwelling units, 3) MBUSA user charges to timeshares, and 4) MDU earns revenue primarily through the activation of and residual fees on video programming services.

Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products. Revenue is recognized when the products are delivered and installed and the customer has accepted the terms and has the ability to fulfill the terms.

Page18

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

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

The Company is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the Convergent Capital note of $2,500,000, which varies from 11% to 14%, dependent on the Company’s common stock price. Subsequent to quarter end, $1,000,000 of the Convergent Capital note was paid in conjunction with the subsequent sale of subscribers to MDU Communications (see Note 9). Each 1% change in interest impacts the statement of operations $15,000 annually.

Multiband also has variable rate percentage of Class I convertible preferred stock which pays dividends based on a basis of prime plus one percent (9.25% at June 30, 2007).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal actions in the ordinary course of its business. As of June 30, 2007, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows.

Page19

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

Net Losses

The Company had net losses of $2,642,374 for the six months ended June 30, 2007, $10,183,723 for the year ended December 31, 2006, and $7,475,000 for the year ended December 31, 2005. The Company may never be profitable.

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

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to an annual test of "impairment" for fiscal years beginning after December 15, 2001. In 2006, the Company recorded an impairment charge to goodwill of $417,465 related to the sale of video assets to CSBS (see Note 3). As of June 30, 2007, the Company had remaining recorded goodwill of $509,086 primarily related to the purchase of Rainbow Satellite Group, LLC. At June 30, 2007 the Company did not note any indications of impairment related to goodwill.

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

Page20

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

Intellectual Property Rights

Multiband relies on a combination of trade secret, copyright and trademark laws, license agreements, and contractual arrangements with certain key employees to protect its proprietary rights and the proprietary rights of third parties from which Multiband licenses intellectual property. Multiband also relies on agreements with owners of MDUs which grant the Company rights of access for a specific period to MDU premises whereby Multiband is allowed to offer its voice, data, and video services to individual residents of the MDUs. If it was determined that Multiband infringed the intellectual property rights of others, it could be required to pay substantial damages or stop selling products and services that contain the infringing intellectual property, which could have a material adverse effect on Multiband's business, financial condition and results of operations. Also, there can be no assurance that Multiband would be able to develop non-infringing technology or that it could obtain a license on commercially reasonable terms, or at all. Multiband's success depends in part on its ability to protect the proprietary and confidential aspects of its technology and the products and services it sells. There can be no assurance that the legal protections afforded to Multiband or the steps taken by Multiband will be adequate to prevent misappropriation of Multiband's intellectual property.

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

Page21

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

MULTIBAND CORPORATION Registrant

Date: August 14, 2007	By:	/s/ James L. Mandel
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Steven M. Bell
Chief Financial Officer (Principal Financial and Accounting Officer)

Page22