Form 10-Q
period 2007-09-30
MULTIBAND CORP
filed 2007-11-14
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING SEPTEMBER 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____ TO____
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

Yes ☐ No ☒

On November 8, 2007 there were 7,420,404 shares outstanding of the registrant's common stock, no par value, and 374,345 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)	September 30, 2007 (unaudited)	September 30, 2006 (unaudited)

REVENUES	$3,653,600	$4,524,885	$11,960,281	$13,430,666

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	2,345,895	2,087,643	6,395,179	6,082,068
Selling, general and administrative	2,360,254	2,915,463	7,057,936	8,796,724
Depreciation and amortization	770,215	1,404,855	2,814,981	4,015,925

Total Costs and Expenses	5,476,364	6,407,961	16,268,096	18,894,717

LOSS FROM OPERATIONS	(1,822,764)	(1,883,076)	(4,307,815)	(5,464,051)

OTHER EXPENSE
Interest expense	(108,847)	(306,672)	(430,264)	(936,876)
Other income (expense)	13,267	27,220	177,361	104,606
Total Other Expense	(95,580)	(279,452)	(252,903)	(832,270)

LOSS FROM CONTINUING OPERATIONS	(1,918,344)	(2,162,528)	(4,560,718)	(6,296,321)

INCOME FROM DISCONTINUED OPERATIONS	-	-	-	2,200

NET LOSS	(1,918,344)	(2,162,528)	(4,560,718)	(6,294,121)
Preferred Stock Dividends	(1,793,297)	(302,990)	(2,153,698)	(3,088,438)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,711,641)	$(2,465,518)	$(6,714,416)	$(9,382,559)

BASIC AND DILUTED - LOSS PER COMMON SHARE
Loss from continuing operations	(.50)	(.36)	(.94)	(1.41)
Income from discontinued operations	.00	.00	.00	.00
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(.50)	(.36)	(.94)	(1.41)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	7,356,413	6,893,702	7,177,435	6,677,676

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,083,939	$1,020,975
Accounts receivable, net	1,742,626	2,018,393
Inventories	149,447	343,815
Prepaid expenses and other	207,836	181,767
Current portion of notes receivable	6,463	6,116
Total Current Assets	3,190,311	3,571,066
PROPERTY AND EQUIPMENT, NET	1,904,071	3,359,842
OTHER ASSETS
Goodwill	62,394	509,086
Intangible assets, net	4,833,992	9,124,980
Assets held for sale	-	1,244,236
Notes receivable – long-term, net	58,591	63,740
Other assets	126,157	113,106
Total Other Assets	5,081,134	11,055,148

TOTAL ASSETS	$10,175,516	$17,986,056
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$-	$319,244
Current portion of long-term debt	1,686,356	1,255,994
Current portion of note payable – stockholder	-	24,739
Current portion of capital lease obligations	236,291	444,921
Accounts payable	3,201,033	2,557,409
Accrued liabilities	2,260,696	2,977,356
Customer deposits	60,582	61,332
Current liabilities of discontinued operations	-	125,000
Deferred service obligations and revenue	195,194	819,316
Mandatory redeemable preferred stock, 22,726 and 28,000 Class F preferred shares	227,256	280,000
Total Current Liabilities	7,867,408	8,865,311
LONG-TERM LIABILITIES
Long-term debt, net	96,536	2,969,764
Capital lease obligations, net of current portion	298,121	491,672
Total Liabilities	8,262,065	12,326,747
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (25,428 and 26,658 shares issued and outstanding, $266,994 and $279,909 liquidation preference)	382,208	400,657
10% Class B (4,070 and 7,470 shares issued and outstanding, $42,735 and $78,435 liquidation preference)	40,700	49,700
10% Class C (121,050 and 124,130 shares issued and outstanding, $1,210,500 and $1,241,300 liquidation preference)	1,557,710	1,593,476
10% Class F (150,000 shares issues and outstanding, $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (38,195 shares issued and outstanding, $381,950 liquidation preference)	161,431	161,431
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Variable rate % Class I (39,500 and 57,500 shares issued and outstanding, $3,950,000 and $5,750,000 liquidation preference)	-	-
Common stock, no par value (7,396,064 and 7,033,632 shares issued and outstanding)	29,268,635	26,873,255
Stock subscriptions receivable	(185,268)	(229,927)
Options and warrants	45,684,735	45,093,001
Accumulated deficit	(76,496,700)	(69,782,284)
Total Stockholders' Equity	1,913,451	5,659,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,175,516	$17,986,056

See notes to condensed consolidated financial statement

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(4,560,718)	$(6,294,121)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	2,829,277	4,158,716
Amortization of deferred compensation	-	29,480
Amortization of original issue discount	29,746	358,725
Loss(gain) on sale of property and equipment and intangible assets	150,582	(105,782)
Gain on sale of URON Inc. subsidiary	-	(26,669)
Warrants issued for services	42,300	12,085
Gain on debt extinguishment	(118,040)
Common stock issued for services	-	1,156
Stock based compensation expense	549,434	655,367
Change in allowance for doubtful accounts on accounts receivable	(97,500)	(165,130)
Change in reserve for stock subscriptions and interest receivable		36,434
Changes in operating assets and liabilities:
Accounts receivable	373,588	533,336
Inventories	191,933	17,996
Prepaid expenses and other	182,272	63,868
Other assets	(13,051)	34,488
Change in allowance for notes receivable	45,000	-
Accounts payable and accrued liabilities	(320,485)	187,560
Deferred service obligations and revenue	(591,000)	201,037
Liabilities of discontinued operations	(125,000)	(375,000)
Customer deposits	(750)	(2,454)
Net cash flows from operating activities	(1,432,412)	(678,908)

INVESTING ACTIVITIES
Purchases of property and equipment	(271,588)	(756,706)
Purchases of intangible assets	-	(31,159)
Proceeds from sale of URON Inc. subsidiary	-	75,000
Proceeds from sale of property and equipment and intangible assets	2,639,869	50,000
Collections on notes receivable	4,802	2,478
Net cash flows to(from) investing activities	2,373,083	(660,387)
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	(319,244)	119,731
Payments on long-term debt	(146,405)	(695,877)
Payments on capital lease obligations	(191,405)	(167,821)
Payments on note payable to stockholder	(24,739)	(3,837)
Payments on mandatory redeemable preferred stock	(52,744)	(53,334)
Payments for stock issuance costs	(25,916)	(21,339)
Payments received on stock subscriptions receivable	62	5,938
Redemption of preferred stock	(77,099)	(25,135)
Preferred stock dividends	(40,217)	(114,496)
Exercise of stock options	-	18,000
Net cash flows from financing activities	(877,707)	(938,170)
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	62,964	(2,277,465)
CASH AND CASH EQUIVALENTS
Beginning of period	1,020,975	3,100,427
End of period	$1,083,939	$822,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amortization of original issue discount	$411,477	$408,244
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of accrued interest into common stock	15,680	-
Conversion of preferred stock into common stock	1,706,400	2,370,000
Current liabilities converted to stock	-	28,653
Conversion of notes payable into common stock	-	200,000
Conversion of accrued dividends into common stock	534,879	416,737
Intrinsic value of preferred dividends	13,884	-
Capital lease obligations related to property and equipment	-	465,242
Note payable issued for prepaid lease	44,407	-
Notes payable and other liens paid by MDUC as part of asset sale	1,713,785	-
Note payable issued in relation to the acquisition of Rand’M	-	127,360
Note payable issued in relation to the acquisition of Extreme Video	-	346,750
Common stock issued in relation to acquisition of Extreme Video	-	162,500
Sale of property and equipment and intangible assets for other current asset	-	361,094
Debt and interest assumed by Directech as part of asset sale	267,143	-
Distribution of URON, Inc. common stock as stock dividends	-	46,989
Deferred revenue related to service agreement with URON, Inc. in exchange for other current assets	-	116,500
Common stock issued for prepaid expense/service	164,337	-

See notes to condensed consolidated financial statements

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2007 and 2006, the Company incurred net losses from continuing operations of $4,560,718 and $6,296,321, respectively. At September 30, 2007, the Company had an accumulated deficit of $76,496,700. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to sell certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's future operations:

1.	Reduction of operating expenses by controlling payroll, professional fees and other general and administrative expenses.
2.	Potential earn-out proceeds from the sale of video subscriber assets completed in 2007.
3.	Solicit additional equity investment in the Company by either issuing preferred or common stock.
4.	Continue to market Multiband services and acquire additional multi-dwelling unit customers.
5.	Control capital expenditures by contracting Multiband services and equipment through a landlord-owned equipment program.
6.	Establish market for wireless internet services.
7.	Expansion of call center support via sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

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

The Company earns revenues from five sources: 1) Voice, video and data communication products which are sold and installed, 2) Multiband user charges to multiple dwelling units, 3) MBUSA user charges to timeshares, 4) MDU earns revenue primarily through the activation of and residual fees on video programming services, and 5) Revenue generated by the support center for billing and call center services provided to third party customers.

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

Goodwill and Other Intangible Assets

We periodically evaluate goodwill and other intangible and long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our business segments. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible and long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill was $62,394 and $509,086 at September 30, 2007 and December 31, 2006, respectively, and is recorded as part of our Multiband Corp. segment. The reduction in goodwill during 2007 is due to sales of subscribers to MDU Communications “MDUC” (see Note 3).

Components of intangible assets are as follows:
	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Domain name	$83,750	$83,750	$83,750	$83,750
Right of entry contracts	1,474,050	733,187	8,955,558	3,591,598
Subscriber lists	9,697,879	5,605,094	9,697,879	4,411,865
Debt issuance costs	499,837	499,493	499,837	485,198
Total	11,755,516	6,921,524	19,237,024	8,572,411
Impairment of intangibles	-	-	-	1,539,633
Total including impairment	$11,755,516	$6,921,524	$19,237,024	$10,112,044

Amortization of intangible assets was $519,519 and $898,539 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, amortization of intangible assets was $1,829,272 and $2,651,022 respectively. Amortization of debt issuance costs of $14,296 and $142,790 for the nine months ended September 30, 2007 and 2006, respectively, is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2007, 2008, 2009, 2010, 2011 and thereafter is $2,295,170, $1,805,035, $1,760,586, $623,864, $48,139, $144,766, respectively. The weighted average remaining life of the intangibles is 2.9 years with right of entry average life of 4.7 years and customer subscriber lists of 2.6 years as of September 30, 2007. The reduction in intangible value during 2007 is due to sales of subscribers to Directech MDU “Directech” and MDU Communications “MDUC” (see Note 3). The reduction in intangible value during 2006 is due to a sale of subscribers to Consolidated Smart Broadband Systems “CSBS” (see Note 3). During 2006, the Company recorded an impairment charge to intangible assets of $1,539,633. Assets held for sale at December 31, 2006 do not include intangible assets or goodwill.

Share-Based Compensation

The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended September 30, 2007 and 2006, total share-based compensation expense of $158,001 ($.02 per share) and $169,846 ($.02 per share) was included in selling, general and administrative expenses, respectively. For the nine months ended September 30, 2007 and 2006, total share-based compensation expense of $549,434 ($.08 per share) and $655,367 ($.10 per share) was included in selling, general and administrative expenses, respectively. Estimated share based compensation expense for the years ending December 31, 2007, 2008, 2009, 2010, 2011 is $742,479, $663,608, $95,061, $10,543 and $0, respectively. This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2007 and 2006, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Risk-free interest rate	4.50%	4.88%	4.58%	4.73%
Expected life of options granted	10 Years	10 Years	10 Years	10 Years
Expected volatility range	236%	216%	236%	215%
Expected dividend yield	0%	0%	0%	0%

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three and nine months ended September 30, 2007 and 2006 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company classified the assets as held for sale, and recorded an impairment charge for the year ended December 31, 2006, that was determined based upon the excess net book value of assets sold over the known proceeds from the sale. Any consideration received for the assets during future accounting periods based upon the earnout formula will be recognized as a gain on sale of assets in that period. The results of the sale of the California assets resulted in a loss of $40,110, which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the nine months ended September 30, 2007.

Effective March 31, 2007, the Company completed the sale of substantially all of its video assets located in Ohio to Directech MDU (“Dtech”). The purchase price paid by Dtech was $745,790. The purchase price consisted of the assumption of a note payable for the gross value of $329,036 and $416,754 cash paid at closing on April 20, 2007. The sale of the Ohio assets resulted in a gain on sale in the amount of $324,626, which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the nine months ended September 30, 2007. The proceeds of $683,897, including assumed liabilities of $267,143, less the net book value of the MCS segment assets sold amounted to a gain on sale of $324,626.

As of September 30, 2007, the Company had sold to MDU Communications “MDUC” approximately 9,000 subscribers and the related assets located in 174 multi-family properties located throughout Florida, Illinois, New York, Colorado, New Jersey, and Texas. Total proceeds for MCS assets sold amounted to approximately $2,875,000. The sale resulted in a loss of $ 436,946 which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007. The aforementioned loss primarily resulted from fewer multi-family properties being sold to MDUC than was originally intended in the party’s asset purchase agreement. Certain properties could not be sold due to the Company’s inability to obtain some property owners consent to assignment. The difference in the mix of properties ultimately transferred to MDUC increased the loss on sale compared to what the Company originally estimated upon execution of the asset purchase agreement in July 2007.

Effective October 16, 2007, the Company sold to MDUC approximately 800 subscribers and the related assets located in 7 multi-family properties located in Illinois and New York. Total proceeds for the MCS assets amounted to $312,490.

These sales were not reported as a discontinued operation because the assets sold did not constitute a segment or component of the Company’s business, and the Company retained assets and on-going service rights associated with the video subscribers.

NOTE 4 - Stock Transactions

Stock warrants activity is as follows for the nine months ended September 30, 2007:

	Number of Warrants	Weighted - Average Exercise Price
Outstanding, December 31, 2006	3,488,329	$8.04
Granted	14,202	3.23
Exercised	-	-
Cancelled	(406,074)	(9.29)
Outstanding, September 30, 2007	3,096,457	$7.85

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

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2007	December 31, 2006
Payroll and related taxes	$401,715	$535,919
Accrued preferred stock dividends	668,566	810,249
Accrued liability - vendor chargebacks	630,800	1,103,414
Other	559,615	527,774
Total	$2,260,696	$2,977,356

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

Segment disclosures are as follows:
	Multiband Corp.	MDU	MCS	Total
Three months ended September 30, 2007:
Revenues	$-	$2,569,486	$1,084,114	$3,653,600
Income (loss) from operations	(1,038,768)	461,068	(1,245,064)	(1,822,764)
Identifiable assets	1,897,511	5,392,234	2,885,771	10,175,516
Depreciation and amortization	39,846	397,850	332,519	770,215
Capital expenditures	1,987	-	28,720	30,707

	Multiband Corp.	MDU	MCS	Total
Three months ended September 30, 2006:
Revenues	$-	$2,630,299	$1,894,586	$4,524,885
Income (loss) from operations	(1,041,312)	962,819	(1,804,583)	(1,883,076)
Identifiable assets	2,445,687	6,788,833	12,147,891	21,382,411
Depreciation and amortization	56,589	401,079	947,187	1,404,855
Capital expenditures	7,413	-	169,244	176,657

NOTE 6 - Business Segments (continued)
	Multiband Corp.	MDU	MCS	Total
Nine months ended September 30, 2007:
Revenues	$-	$7,619,689	$4,340,592	$11,960,281
Income (loss) from operations	(3,220,516)	2,508,408	(3,595,707)	(4,307,815)
Identifiable assets	1,897,511	5,392,234	2,885,771	10,175,516
Depreciation and amortization	139,573	1,208,592	1,466,816	2,814,981
Capital expenditures	1,987	-	269,601	271,588

	Multiband Corp.	MDU	MCS	Total
Nine months ended September 30, 2006:
Revenues	$-	$7,785,688	$5,644,978	$13,430,666
Income (loss) from operations	(3,246,183)	3,016,733	(5,234,601)	(5,464,051)
Identifiable assets	2,445,687	6,788,833	12,147,891	21,382,411
Depreciation and amortization	175,594	1,203,234	2,637,097	4,015,925
Capital expenditures	32,332	-	724,374	756,706

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system.

NOTE 7 - Commitments and Contingencies

Legal Proceedings

The Company is involved in legal actions in the ordinary course of its business. As of September 30, 2007, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows.

Significant Relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August 2005. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company's DirecTV agreement would have a material adverse impact on the Company's on-going operations.   Revenues generated from DirecTV were 70.3% and 63.7% of total revenue for the three and nine months ended September 30, 2007, respectively. Revenues generated from DirecTV for the three and nine months ended September 30, 2006 were 58.1% and 58.0% of total revenue, respectively.

Gain on extinguishment of debt

Effective June 30, 2007, the Company revised its debt agreement with Lexus Tower I, L.P. to pay for certain leasehold improvements at its Fargo, ND location, resulting in a reduction of the outstanding principal in the amount of $118,040. The note is payable in 37 monthly installments of $2,737 including interest at 4%. This modification was accounted for as a gain on extinguishment of debt in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The gain of $118,040 for the nine months ended September 30, 2007 was included in other income of the consolidated statement of operations.

Current portion of long-term debt

As of September 30, 2007, the Company failed to meet the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of three million dollars and positive EBITDA for the quarter ended September 30, 2007 of $150,000. Convergent Capital provided the company with a waiver for both covenants for the quarter ended September 30, 2007. The Company’s management believes it is probable that the violation will not be cured at measurement dates that are within the next twelve months. In accordance with EITF 86-30 “Classification of obligations when a violation is waived by the creditor”, the Company has classified the debt as current as of September 30, 2007.

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC (the purchaser of the MBS business segment) signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease. The Company remains obligated to provide free rent to CTLLC through March 31, 2007 as defined in the purchase agreement of MBS. This guaranty has no effect on the Company’s consolidated financial statements for the periods ended September 30, 2007 and 2006. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for $348,881 worth of rent payments plus any associated charges such as property taxes and common area maintenance.

NOTE 8 - Income Taxes

At September 30, 2007, the Company’s federal and state net operating loss carryforwards were estimated to be approximately $41,000,000 and $32,700,000, respectively.

Effective January 1, 2007, the Company adopted FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. The adoption of FIN 48 did not impact the consolidated financial statements for the three and nine months ended September 30, 2007. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2004-2006.

NOTE 9 - Subsequent Events

Effective October 16, 2007, the Company sold to MDUC approximately 800 subscribers and the related assets located in 7 multi-family properties located in Illinois and New York. Total proceeds for the MCS assets were $312,490 (Note 3). The Company anticipates the loss from this sale to be immaterial.

On October 31, 2007, Multiband Corporation and DirecTech Holding Co (DTHC) entered into a Plan of Merger and Share Exchange Agreement whereby each common stock share of DTHC will be exchanged for 24.9308 shares of Multiband Common Stock. DTHC currently has approximately one million common shares outstanding. Subsequent to the merger, if completed, DTHC will be a wholly owned subsidiary of Multiband Corporation.

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective April 1, 2005. The Company’s MCS segment began in February 2000. MCS, the Company’s continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc., (MDU segment) which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States. As of September 30, 2007, the Company has sold 24,000 owned subscriptions. Multiband’s call center, pursuant to the terms of the applicable asset purchase agreements related to those sales, will continue to support these subscribers by performing billing, dispatch, call center and other services. At September 30, 2007, the Company had approximately 94,000 owned and managed subscriptions with an additional 24,300 subscribers supported by the call center. In October 2007, the Company sold an additional 800 owned subscribers, and together with the previously sold subscribers, effectively disposed of the remainder of the Rainbow Satellite Group, LLC assets.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES		DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	64.2%	46.1%	53.5%	45.3%

SELLING, GENERAL & ADMINISTRATIVE	64.6%	64.4%	59.0%	65.5%
DEPRECIATION & AMORTIZATION	21.1%	31.0%	23.5%	29.9%

LOSS FROM OPERATIONS	-46.5%	-41.5%	-36.0%	-40.7%
INTEREST EXPENSE & OTHER, NET	-2.6%	-6.2%	-2.1%	-6.2%
LOSS FROM CONTINUING OPERATIONS	-52.5%	-47.7%	-38.1%	-46.9%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-
NET LOSS	-52.5%	-47.7%	-38.1%	-46.9%

RESULTS OF OPERATIONS

Revenues

Total revenues decreased 19.3% to $3,653,600 for the quarter ended September 30, 2007 as compared to $4,524,885 for the quarter ended September 30, 2006. Revenues for the nine month period ended September 30, 2007 decreased 10.9% to $11,960,281 from $13,430,666 for the same period in 2006. This decrease is primarily due to sales of approximately 28,000 owned subscriptions between the comparable periods. The Company expects revenues to continue to decrease in 2007 over 2006 due to sales of subscribers in the MCS portfolio. The Company throughout 2007 intends to continue to strategically sell unprofitable owned assets as prudent and redeploy the proceeds from those assets into facilitating growth of its managed subscriber services including its support center and its master system operator program. The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

Revenues in the third quarter of fiscal year 2007, for the MCS segment, decreased 42.8% to $1,084,114 as compared to $1,894,586 in the third quarter of fiscal 2006. Revenues for the nine month period ended September 30, 2007, for the MCS segment, decreased 23.1% to $4,340,592 from $5,644,978 for the same period in 2006. These decreases are primarily due to sales of 28,000 owned subscriptions during the comparable periods offset by an increase in call center revenue.

Revenues in the third quarter of 2007 for the MDU segment decreased 2.3% to $2,569,486 as compared to $2,630,299 in the third quarter of fiscal 2006. Revenues for the nine month period ended September 30, 2007, for the MDU segment, decreased 2.1% to $7,619,689 from $7,785,688 for the same period in 2006. These decreases are primarily due to the aforementioned decrease in the number of owned subscribers and a related decrease in agent fees during the comparable period.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, increased by 12.4% to $2,345,895 for the quarter ended September 30, 2007 as compared to $2,087,643 for the similar quarter last year. For the nine months ended September 30, 2007, cost of products and services were $6,395,179 compared to $6,082,068 in the prior year, a 5.1% increase. Overall costs of products and services as a percentage of revenue did increase between the nine months ended September 30, 2007 and the nine months ended September 30, 2006 due to specific vendor price increases without corresponding increase in price to customers, certain commission payments, and allocation of certain support center costs to costs of products and services. In 2006 those support center costs were immaterial due to the small number of subscribers supported by the call center.

Costs of products and services for the MCS segment for the quarter were $772,985 compared to $992,614 in the same quarter last year, a 22.1% decrease. For the nine months ended September 30, 2007, cost of products and services were $2,865,173 for the MCS segment, compared to $3,010,770 in the prior year, a 4.8% decrease. In 2007, the decrease in costs of products and services in the MCS segment is directly related to a decrease in programming and circuit charges between the comparable periods due to a decreased subscriber number.

Costs of products and services for the MDU segment for the quarter were $1,572,910 compared to $1,095,029 in the same quarter last year, a 43.6% increase. For the nine months ended September 30, 2007, cost of products and services were $3,530,006 for the MDU segment, compared to $3,071,298 in the prior year, a 14.9% increase. The increase of costs of products and services in the MDU segment for the quarter and year to date is primarily related to an increase in bulk subsidy and promotional commission costs due to system operators.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 19.0% to $2,360,254 in the quarter ended September 30, 2007, compared to $2,915,463 in the prior year’s quarter. Selling, general and administrative expenses were, as a percentage of revenues, 64.6% for the quarter ended September 30, 2007 and 64.4% for the similar period a year ago. This decrease is primarily a result of decreases in payroll and employee expenses, property maintenance expenses and stock option expense between the comparable periods. The Company anticipates that selling, general and administrative expenses, exclusive of stock option expenses, will continue to decrease in 2007 due to reduced payroll expenses from the sale of subscribers in the MCS portfolio.

For the nine months ended September 30, 2007, these expenses decreased 19.8% to $7,057,936 compared to $8,796,724 for the nine months ended September 30, 2006. As a percentage of revenue, selling general and administrative expenses were 59.0% for the nine months ended September 30, 2007, compared to 65.5% for the same period in 2006. This percentage decrease is primarily due to the decreases in payroll and employee expenses, property maintenance expenses, stock option expense and a gain on sale of assets between the comparable periods.

Depreciation and Amortization

Depreciation and amortization expense decreased 45.2% to $770,215 for the quarter ended September 30, 2007 compared to $1,404,855 in the prior year’s quarter. For the nine months ended September 30, 2007, depreciation and amortization expense decreased 29.9% to $2,814,981 compared to $4,015,925 for the nine months ended September 30, 2006. This decrease in depreciation and amortization is due to the sale of tangible and intangible assets in various states. (Note 3).

Loss from Operations

The Company, in the third quarter of 2007, incurred a loss from operations for its combined operating business segments of $1,697,764 versus a loss of $1,883,076 during the prior year’s period. Loss from operations from said segments was $4,182,815 during the first nine months of 2007, compared to $5,464,051 during the first nine months of 2006. The MDU segment showed a profit from operations of $461,068 and $2,508,408, for the three and nine months ended September 30, 2007 compared to profits of $962,819 and $3,016,733 for the three and nine months ended September 30, 2006. For the third quarter of 2007, the MCS segment showed a loss from operations of $1,120,064 compared to a loss of $1,804,583 for the same quarter last year. For the nine months ended September 30, 2007, the MCS segment showed a loss from operations of $3,470,707 compared to a loss of $5,234,601 for the same period in 2006. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $1,038,768 for the three months ended September 30, 2007 and $3,220,516 for the nine months ended September 30, 2007 compared to losses of $1,041,312 and $3,246,183 for the same periods last year. The Multiband Corporation loss is expected to remain constant in future periods as corporate overhead is expected to be consistent with current levels. The Company expects the MDU segment profitability in future periods to stabilize as the year to date reduction in profits for this segment has been significantly impacted by the loss of agent fees tied to owned subscriber sales. These sales have now largely been completed. In addition to the sale of subscribers, the Company hopes that it can continue to mitigate its loss in the MCS segment by reducing related payroll expenses. At the same time, the Company will look to add subscribers in its MDU division since the on-going selling, general and administrative expenses to service those subscribers can be more variable than fixed.

Interest Expense

Interest expense was $108,847 for the quarter ended September 30, 2007, versus $306,672 for the similar period a year ago, primarily reflecting a decrease in the Company’s debt and original issue discount expense. Amortization of original issue discount was $13,157 and $111,907 for the three months ended September 30, 2007 and 2006.

Interest expense was $430,264 for the nine months ended September 30, 2007 and $936,876 for the same period last year, primarily reflecting the aforementioned decrease in the Company’s debt and original issue discount expense. Amortization of original issue discount was $29,746 for the nine months ended September 30, 2007 and $358,725 for the same period last year.

Net Loss

In the third quarter of fiscal 2007, the Company incurred a net loss of $1,918,344 compared to a net loss of $2,162,528 for the third fiscal quarter of 2006. For the nine months ended September 30, 2007, the Company recorded a net loss of $4,560,718 compared to $6,294,121 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

During the nine months ended September 30, 2007 and 2006, the Company recorded a net loss of $4,560,718 and $6,294,121 respectively. Net cash used by operations during the nine months ended September 30, 2007 was $1,432,412 as compared to cash used by operations during the nine months ended September 30, 2006 of $678,908. Principal payments on current long-term debt over the next 12 months are expected to total $186,356. As of September 30, 2007, the Company failed to meet the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of three million dollars and positive EBITDA for the quarter ended September 30, 2007 of $150,000. Convergent Capital provided the company with a waiver for both covenants for the quarter ended September 30, 2007. The Company’s management believes it is probable that the violation will not be cured at measurement dates that are within the next twelve months. In accordance with EITF 86-30 “Classification of obligations when a violation is waived by the creditor”, the Company has classified the debt as current as of September 30, 2007.

Cash and cash equivalents totaled $1,083,939 at September 30, 2007 versus $1,020,975 at December 31, 2006. Working capital deficit for the nine months ended September 30, 2007 decreased to $4,677,097 as compared to $5,294,245, at December 31, 2006, primarily due to net proceeds received from the sale of video assets to CSBS, Dtech and MDUC(see Note 3), during 2007. Total debt was reduced in the nine months ended September 30, 2007 as the Company continued to retire financing debt and certain notes were paid off in conjunction with asset sales. The Company had a material decrease in accounts receivable for the period ended September 30, 2007 verses the period ended December 31, 2006 due to sales of assets. Accounts payable and accrued liabilities combined remained relatively constant in total from December 31, 2006 to September 30, 2007. Net cash flows from investing activities totaled $2,373,083 compared to ($660,387) for the comparable period reflecting the sale of video assets to CSBS, Dtech and MDUC, previously mentioned herein.

The Company experienced a material decrease in revenues between the quarter ended September 30, 2007 and the quarter ended September 30, 2006. For the remainder of 2007, the Company intends to continue to strategically sell unprofitable owned assets as prudent and redeploy the proceeds from those assets into facilitating growth of its managed subscriber services including its support center and its master system operator program. The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

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

2. Potential earn-out proceeds from the sale of video subscriber assets completed in 2007.

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

Management of the Company believes that cash on hand, as of September 30, 2007, combined with capital resources and the ability to monetize intangible subscriber assets, as was done in the sale of assets to MDUC, is adequate to meet the anticipated liquidity and capital resource requirements of its business for the next 12 months.

Capital Expenditures

The Company used $271,588 for capital expenditures during the nine months ended September 30, 2007, as compared to $756,706 in the similar period last year. Capital expenditures consisted of project build-outs and equipment acquired for internal use. Overall capital expenditures in 2007 are expected to decrease significantly as the Company intends to build out fewer services in 2007 than in 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, equipment and leasehold improvement. At September 30, 2007, the Company had net property and equipment of $1,904,071, which represents approximately 18.7% of the Company’s total assets. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge, which may be material. During the nine months ended September 30, 2007 and 2006, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

At year end, we test goodwill for impairment. If indicators of impairment are determined to exist, we test goodwill for impairment quarterly. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our operating segments. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our operating segments which amounts to $62,394 as of September 30, 2007, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three months ended September 30, 2007 and 2006, the Company did not record any impairment losses related to goodwill.

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, customer cable lists, debt issuance costs, domain name and access contracts. These intangibles are being amortized over their estimated useful lives ranging from 18 to 180 months. If significant changes would occur to the estimated future cash flows associated with these intangibles, the Company would determine if there is impairment and reduce the value of intangibles based on the discounted present value of such cash flows. At September 30, 2007, the Company had net intangibles of $4,833,992 which represented approximately 47.5% of the Company’s total assets. During the nine months ended September 30, 2007 and 2006, the Company did not record any impairment losses related to intangible assets.

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

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

The Company is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the Convergent Capital note of $2,500,000, which varies from 11% to 14%, dependent on the Company’s common stock price. On July 21, 2007, $1,000,000 of the Convergent Capital note was paid in conjunction with the sale of subscribers to MDU Communications (see Note 3). Each 1% change in interest impacts the statement of operations $15,000 annually.

Multiband also has variable rate percentage of Class I convertible preferred stock which pays dividends based on a basis of prime plus one percent (8.75% at September 30, 2007).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal actions in the ordinary course of its business. As of September 30, 2007, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows.

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

Net Losses

The Company had net losses of $4,560,718 for the nine months ended September 30, 2007, $10,183,723 for the year ended December 31, 2006, and $7,475,000 for the year ended December 31, 2005. The Company may never be profitable.

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

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to an annual test of "impairment" for fiscal years beginning after December 15, 2001. In 2006, the Company recorded an impairment charge to goodwill of $417,465 related to the sale of video assets to CSBS (see Note 3). As of September 30, 2007, the Company had remaining recorded goodwill of $62,394 primarily related to the purchase of Rainbow Satellite Group, LLC. At September 30, 2007 the Company did not note any indications of impairment related to goodwill.

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

MULTIBAND CORPORATION Registrant

Date: November 14, 2007	By:	/s/ James L. Mandel

Chief Executive Officer

Date: November 14, 2007	By:	/s/ Steven M. Bell

Chief Financial Officer (Principal Financial and Accounting Officer)