Form 10-K
period 2007-12-31
MULTIBAND CORP
filed 2008-03-31
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED DECEMBER 31, 2007
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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2007, (the most recently completed fiscal second quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter was approximately $11,840,200.

As of March 25, 2008, there were 9,534,024 outstanding shares of the registrant's common stock, no par value stock.

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

From its inception until December 31, 1998, Multiband operated as a telephone interconnect company only. Effective December 31, 1998, Multiband acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, Multiband to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies, USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective March 31, 2005. All references to financial information and descriptions of business in this Form 10-K have been revised to reflect only our continuing operations and all references to our now discontinued Multiband Business Services have been eliminated. Our MCS segment began in February 2000. MCS provides voice, data and video services to multiple dwelling units (MDUs), including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc. (MDU segment), which made the Company the largest master service operator in MDU's for DirecTV satellite television in the United States. During 2006 and 2007 the Company strategically sold certain assets at MDU properties where only video services were primarily deployed. The Company continued to operate properties where multiple services were deployed. To remain competitive, the Company in future periods intends to continue to own and operate properties at locations where multiple services can be deployed and manage properties where one or more services are deployed. Consistent with that strategy the Company during 2006 and 2007, expanded its servicing of third party clients (other system operators) through its call center.

Minnesota Digital Universe, Inc. (MDU Segment)

The Company, through its MDU segment, also serves as a master service operator for DirecTV, a provider of satellite television service. DirecTV is the largest provider of satellite television services in the United States with approximately 16 million subscribers. DirecTV competes with the leading cable companies and with Echostar, America's second largest provider of satellite television. The Company, through its direct operations, markets DirecTV services. The MDU segment allows the Company to offer satellite television services to residents of multi-dwelling-units through a network of affiliated operators.

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

In late 2005, the Company began to use its internal support center and billing platform to service third party clients.

In late 2006, DirecTV provided the Company with the right to bill DirecTV services directly to end users.  The Company is providing such billing services to a certain number of customers.

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

Multiband Consumer Industry Analysis Strategy

For the near future, the services described below will be offered primarily in Minnesota, Missouri and North Dakota. Our primary competition will come from the local incumbent providers of telephone and cable television services.

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

Market Description

We are currently marketing Multiband services to MDU properties primarily throughout Minnesota, North Dakota and Missouri. We will target properties that range from 50 to 150 units on a contiguous MDU property for television and Internet access only. We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

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

Number of Units/Customers

At March 15, 2008, the Company had approximately 95,300 owned and managed subscriptions, with an additional 19,000 subscribers supported by the support center.

Employees

As of February 28, 2008, Multiband employed three full-time management employees, ten accounting personnel, seven information technology employees and four in administrative positions. As of that same date, MCS had 51 full-time employees, consisting of four in sales and marketing, seven in technical positions, thirty-nine in customer service and related support, and one in management. MDU had one management employee, one administrative personnel and six customer service employees.

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

The specific risk factors, as detailed below, should be analyzed in the context of the Company's evolving business model.

Net Losses

The Company had net losses of $6,088,353 for the year ended December 31, 2007, $10,183,723 for the year ended December 31, 2006, and, $7,475,000 for the year ended December 31, 2005. Multiband may never be profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve profitability from operating activities, we may not be able to meet:
o      our capital expenditure objectives;
o      our debt service obligations; or
o      our working capital needs.

Working Capital Deficit

The Company had a working capital deficiency of ($5,018,177) and ($5,294,245), as of December 31, 2007 and December 31, 2006, respectively; primarily due to operating losses and acquisition related debt. There is no assurance the Company will have positive working capital or be able to meet its working capital needs in future periods.

Goodwill

The Company applies the Financial Accounting Standards Board Statement (FASB) of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis. In 2006, the Company recorded an impairment charge to goodwill of $417,465 related to the sale of video assets to Consolidated Smart Broadband Systems, LLC., (CSBS) (see Note 2). As of December 31, 2007, the Company had remaining recorded goodwill of $16,757 related to the purchase of Rainbow Satellite Group, LLC.

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

Dependence on Strategic Alliances

Several suppliers or potential suppliers of Multiband, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years. While the financial distress of its suppliers or potential suppliers could have a material adverse effect on Multiband's business, Multiband believes that enough alternate suppliers exist to allow the Company to execute its business plans. The Company is also highly dependent on its Master System Operator agreement with DirecTV. The initial term of the agreement, which expires in August 2008, is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. As of December 31, 2007, the Company believes that its system operator network has been activating new subscribers at a pace sufficient to achieve an automatic renewal of the aforementioned Master System Operator agreement when it expires. However, there is no guarantee that said agreement will be renewed. Although an alternate provider of satellite television services, Echostar, exists, the termination of its agreements with DirecTV could have a material adverse effect on Multiband's business.

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

Volatility of Multiband's Common Stock

The trading price of our common stock has been and is likely to be volatile. The stock market has experienced extreme volatility, and this volatility has often been unrelated to the operating performance of particular companies. Prices for our common stock are determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors' perceptions of us and general economic, industry and market conditions.

Future Sales of Our Common Stock May Lower Our Stock Price

If our existing shareholders sell a large number of shares of our common stock, the market price of the common stock could decline significantly. The perception in the public market that our existing shareholders might sell shares of common stock could depress our market price.

National Market for Stock

There is no assurance that the Company’s common stock will continue to trade on the Nasdaq Stock Market or other national stock exchange due to ongoing listing criteria for such exchanges. At December 31, 2007 the Company lacked sufficient equity to maintain the ongoing Nasdaq listing criteria for minimum equity.

Competition

We face competition from others who are competing for a share of the MDU market, including other satellite companies, cable companies and telephone companies. Some of these companies have significantly greater assets and resources than we do.

Uncertain Effects Of The Merger

During the fourth quarter of 2007, the Company announced its intent to merge with Directech Holding Company, Inc. (DTHC) pursuant to a signed merger agreement. The announcement of the merger may produce an uncertain effect on Multiband’s and DTHC’s business relationships, operating results and business generally, including their ability to retain key employees, suppliers and customers. Even if the Merger is consummated, the DTHC business as merged into the Multiband business may not achieve the operating results and growth anticipated by management in structuring the transaction.

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

Item 1B:

Unresolved Staff Comments

None.

Item 2B:

Properties

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58103 and 9449 Science Center Drive, New Hope, Minnesota 55428. We have no foreign operations. The main Fargo office lease expires in 2017 and covers approximately 11,300 square feet. The Fargo base rent ranges from $9,424 to $10,257 per month. The New Hope office lease expires in 2013 and covers approximately 47,000 square feet. The New Hope base rent ranges from $16,186 to $25,167 per month. Both the New Hope and Fargo leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities. Both offices have office, warehouse and training facilities.

Multiband considers its current facilities adequate for its current needs and believes that suitable additional space would be available as needed.

Item 3:

Legal Proceedings

The Company is involved in legal actions in the ordinary course of business. However, as of December 31, 2007, Multiband was not engaged in any pending legal proceedings where, in the opinion of the Company, the outcome is likely to have a material adverse effect upon the business, operating results and financial condition of the Company.

Item 4:

Submission of Matters to a Vote of Security Holders

The Company did not submit matters to a vote of security holders during the last quarter of the year covered by this report.

PART II

Item 5:

Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Through May 17, 2000, Multiband's common stock was traded and quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "VICM." From May 18, 2000 until August 21, 2000, the common stock was quoted under the VICM symbol on the Pink Sheets(R) operated by Pink Sheets LLC. From August 21, 2000, to December 12, 2000, Multiband's common stock was traded and quoted on the OTCBB under the VICM symbol. Since then, the stock has been traded and quoted on the NASDAQ Capital Market system. In July 2004, the symbol was changed to MBND to coincide with the Company's name change to Multiband Corporation. The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2007 and December 31, 2006 as provided by NASDAQ (as adjusted for the 1 for 5 reverse stock split issued August 2007).

Quarter Ended	High Bid	Low Bid
March 31, 2007	4.10	2.00
June 30, 2007	3.90	1.10
September 30, 2007	5.05	2.39
December 31, 2007	4.20	2.26
March 31, 2006	7.25	5.50
June 30, 2006	6.50	4.10
September 30, 2006	5.05	3.30
December 31, 2006	4.45	2.65

As of March 25, 2008, Multiband had 954 shareholders of record of its common stock and 9,534,024 shares of common stock outstanding. As of that date, seven shareholders held a total of 24,728 of Class A Preferred, one shareholders held 3,470 shares of Class B Preferred, four shareholders held a total of 118,650 shares of Class C Preferred, one shareholder held a total of 150,000 shares of Class F Preferred, six shareholders held a total of 19,095 shares of Class G Preferred, and six shareholders held a total of 2 shares of Class H Preferred.

Recent Sales of Unregistered Securities

In December 2007, the Company issued 14,500 shares of common stock worth $116,000 in connection with the conversion of Class G preferred stock from various investors.

In November 2007, the Company issued 30,000 shares of common stock worth $84,000 in connection with the acquisition of equipment.

In August 2007, the Company issued 27,000 shares of common stock worth $51,837 in lieu of payment for consulting services.

In July 2007, the Company issued 240,000 shares of common stock worth $1,706,400 in connection with a conversion of Class I preferred stock.

In June 2007, the Company issued 15,000 shares of common stock worth $112,500 in lieu of payment for investor relations services.

In July 2006, the Company issued 32,500 shares of common stock worth $162,500 in connection with an acquisition of video subscribers located in Ohio.

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

Preferred Stock

During the fourth quarter of 2007, $116,000 worth of Class G preferred stock from various stockholders was converted into common stock at a price of $10.00 per share.

During the third quarter of 2007, $1,800,000 worth of Class I preferred stock was converted into common stock at a price of $100.00 per share. On March 18, 2008, the remaining $3,950,000 worth of preferred stock value was converted into 526,667 shares of common stock.

During the fourth quarter of 2006, one of the Class I Preferred stockholders sold all of their shares to another accredited investor.

In the first quarter of 2005, the Company issued $10,000,000 worth of Class I Preferred Stock.

The holders of the Class A Preferred, Class B Preferred, Class C Preferred, Class D Preferred, Class E Preferred, Class F Preferred, Class G Preferred, Class H Preferred and Class I Preferred (collectively, "Preferred Stock") are entitled to receive out of the assets of the Company legally available for payment thereof, cumulative cash dividends calculated based on the per share stated value of the Preferred Stock. The per annum dividend rate is eight percent (8%) for the Class A Preferred and ten percent (10%) for the Class B Preferred, Class C Preferred and Class F Preferred, fourteen percent (14%) for the Class D Preferred, fifteen percent (15%) for the Class E Preferred, to be paid in kind, eight percent (8%) for the Class G Preferred, six percent (6%) for the Class H Preferred and variable rate tied to prime for the Class I Preferred dividends on the Class A Preferred, Class C Preferred, Class D Preferred, Class F Preferred and Class G Preferred are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Dividends on the Class B and Class I Preferred are payable monthly on the first day of each calendar month. Dividends on the Class H Preferred are payable semiannually on June 30 and December 31 of each year. Dividends on the Preferred Stock accrue cumulatively on a daily basis until the Preferred Stock is redeemed or converted.

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

No holder of Preferred Stock can require Multiband to redeem his or her shares, except for a single Class F and Class H shareholders. The single Class F shareholder who, at its sole discretion pursuant to a put option, can force the Company to redeem up to 22,026 Class F Preferred Shares (the equivalent of $220,256 worth as of December 31, 2007). Class H shareholders have the right to convert all or a portion of preferred shares upon the occurrence of a major transaction or triggering event as defined in the agreement and Multiband has the sole option to pay the redemption price in cash or shares of the Company’s common stock. Multiband, upon notice, may voluntarily redeem the Preferred Stock, in whole or in part, at a redemption price per class equal to the liquidation prices stated above provided the closing bid price of the common stock exceeds a certain share price, ($4.00 per share for Classes A, B and C; $2.75 per share for Class F; $2.00 per share for Class H; Classes G and I have no redemption “call” price). Upon Multiband's call for redemption, the holders of the Preferred Stock called for redemption will have the option to convert each share of Preferred Stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by Multiband in its sole discretion. Preferred Stock not converted would be redeemed.

Item 6:

Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data has been derived from our consolidated financial statements and accompanying notes included elsewhere in this report. The Statement of Operations Data for the years ended December 31, 2004 and 2003 and the Balance Sheet data at December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements which are not contained in this filing. In the financial data below, the Company reclassed the operations related to the MBS segment to discontinued operations. The Company sold this segment in the first quarter of 2005.

Statement of Operations Data	2007	2006	2005	2004	2003
Revenues	$15,085,604	$18,051,601	$16,515,426	$11,067,834	$1,441,118
Cost of products and services (exclusive of depreciation and amortization listed separately below)	$8,339,933	$8,280,666	$7,849,597	$5,943,395	$884,536
Cost of products and services as % of revenue	55.3%	45.9%	47.5%	53.7%	61.4%
Selling, general and administrative expenses	$8,887,883	$11,480,677	$9,723,132	$5,986,267	$2,647,870
Selling, general and administrative as % of revenues	58.9%	63.6%	58.9%	54.1%	183.7%
Depreciation and amortization	$3,623,903	$5,168,209	$4,780,436	$3,432,779	$1,065,650
Impairment of assets	$0	$2,261,500	$0	$0	$0
Loss from Operations	$(5,766,115)	$(9,139,451)	$(5,837,739)	$(4,294,607)	$(3,156,938)
Other expense, net	$(322,238)	$(1,046,472)	$(1,655,088)	$(1,032,035)	$(548,476)
Minority interest in subsidiary	$0	$0	$0	$0	$33,366
Loss before income tax	$(6,088,353)	$(10,185,923)	$(7,492,827)	$(5,326,642)	$(3,672,048)
Income tax provision	$0	$0	$0	$0	$0
Loss from continuing operations	$(6,088,353)	$(10,185,923)	$(7,492,827)	$(5,326,642)	$(3,672,048)
Discontinued operations	$0	$2,200	$17,827	$(4,457,320)	$(692,956)
Net loss	$(6,088,353)	$(10,183,723)	$(7,475,000)	$(9,783,962)	$(4,365,004)
Loss attributable to common stockholders	$(8,388,855)	$(14,250,446)	$(10,827,229)	$(10,374,417)	$(4,613,693)
Loss from continuing operations	$(1.16)	$(2.11)	$(1.86)	$(1.27)	$(1.21)
Loss from discontinued operations	$(.00)	$(.00)	$(.00)	$(.96)	$(.22)
Loss attributable to commons stockholders	$(1.16)	$(2.11)	$(1.86)	$(2.23)	$(1.43)
Weighted average shares outstanding	7,237,473	6,757,643	5,819,585	4,661,519	3,222,446

Balance Sheet Data	2007	2006	2005	2004	2003
Working Capital (deficiency)	$(5,018,177)	$(5,294,245)	$(971,418)	$(8,931,414)	$1,118,792
Total Assets	$8,893,429	$17,986,056	$26,271,405	$26,633,712	$13,902,885
Mandatory Redeemable Preferred Stock (1)	$220,256	$280,000	$333,334	$500,000	$-
Long-Term Debt, net (2)	$118,924	$2,969,764	$3,816,536	$3,498,657	$2,262,891
Capital Lease Obligations, net (2)	$249,469	$491,672	$452,649	$481,249	$142,898
Stockholders’ Equity	$673,838	$5,659,309	$14,968,295	$8,549,431	$5,807,711

(1) – mandatory redeemable preferred stock is included in working capital (deficiency)
(2) – current portion of long-term debt and capital lease obligations is included in working capital (deficiency)

Item 7:

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the financial condition and results of operations of Multiband should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Years Ended December 31, 2007 and December 31, 2006

This discussion does not include the results of discontinued operations.

Results of Operations
The following table sets forth certain items.

	2007	2006
Revenues
Multiband	0.00%	0.00%
MCS	34.06%	41.96%
MDU	65.94%	58.04%
Total Revenues	100.00%	100.00%
Cost of Products and Services (exclusive of depreciation and amortization)
Multiband	0.00%	0.00%
MCS	23.09%	22.56%
MDU	32.19%	23.31%
Total Cost of Products and Services (exclusive of depreciation and amortization)	55.28%	45.87%
Selling, General and Administrative Expenses	58.92%	63.60%
Impairment of Assets	0.00%	12.53%
Loss from Continuing Operations	(40.36%)	(56.42%)
Gain(Loss) from Discontinued Operations	0.00%	0.01%
Net Loss	(40.36%)	(56.41%)

Revenues:
Total revenues from continuing operations decreased 16.4% from $18,051,601 in 2006 to $15,085,604 in 2007. This overall decrease in revenues is primarily due to sales of approximately 23,000 owned subscriptions which occurred throughout 2007 in efforts to strategically sell unprofitable owned assets as prudent and redeploy the proceeds from those assets into facilitating growth in the Company’s managed subscriber services including our support center and our master system operator program. Revenue from the MCS segment decreased to $5,137,756 in 2007 from $7,573,799 in 2006 due to the aforementioned sales of owned subscriptions offset by an increase in call center revenue. In 2008, MCS revenues will continue to decrease due to the 2007 sales of subscribers in the MCS portfolio. The MDU segment had revenues of $9,947,848 in 2007 and $10,477,802 in 2006, at a decrease of 5.1%. This overall decrease of approximately $530,000 in the MDU segment is primarily due to the aforementioned decrease in the number of owned subscribers which reduced revenue approximately $1,100,000. The aforementioned revenue decrease was partially offset by an approximate increase of $570,000 generated by the system operators including a related decrease in DTV prepaid commissions rates. The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

Costs of Products and Services (exclusive of depreciation and amortization)
Total costs of products and services were $8,339,933 in 2007 compared to $8,280,666 in 2006. Overall costs of products and services as a percentage of revenue did increase between 2006 and 2007 due to specific vendor price increases without a corresponding increase in price to customers, certain commission payments, and allocation of certain support center costs to cost of products and services. In 2006, those support center costs were immaterial due to the small number of subscribers supported by the call center. MCS segment cost of products and services were $3,483,153 in 2007 and $4,073,165 in 2006. The decrease in cost of products and services in the MCS segment is directly related to a decrease in programming and circuit charges between the comparable periods due to a decreased subscriber number. MDU segment costs of products and services were $4,856,780 in 2007 and $4,207,501 in 2006. The increase in costs of products and services in the MDU segment is primarily related to an increase in revenue generated by the system operators. The Company expects costs of products and services as a percentage of revenue to increase slightly in future periods due to the change in revenue mix.

Selling, General and Administrative Expense:
Selling, general and administrative expenses from continuing operations decreased 22.7% to $8,887,883 in 2007, compared to $11,480,677 in 2006. Selling, general and administrative expenses were, as a percentage of revenues, 58.9% for 2007 and 63.6% for 2006. This decrease is primarily due to decreases in payroll and employee expenses, property maintenance expenses, and stock option expense between the comparable periods. The Company anticipates that selling, general and administrative expenses, exclusive of stock option expenses, will continue to decrease in 2008 due to reduced payroll expenses from the sale of subscribers throughout 2007, subject, however, to potential acquisition activity in 2008.

Impairment of Assets:
Pursuant to the sale of video assets to Consolidated Smart Broadband Systems, LLC.,(CSBS) (see Note 2), the Company recorded an impairment charge of $2,261,500 for the year ended December 31, 2006. This charge was determined based upon the excess net book value of assets sold over the known proceeds from the sale as of March 1, 2007. The impairment charge was allocated in the amount of $417,465 to goodwill, $1,539,633 to intangible assets and $304,402 to fixed assets.

Loss from Operations
The Company, in 2007, incurred a loss from operations for its combined operating business segments of $5,766,115 compared to a loss of $9,139,451 during 2006. The MDU segment showed a profit from operations of $2,953,736 in 2007 compared to profits of $4,066,850 in 2006. In 2007, the MCS segment showed a loss from operations of $4,399,150 compared to a loss of $8,492,405, including an impairment charge of $2,261,500 for the prior year. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $4,320,701 in 2007 compared to a loss of $4,713,896 for the same period last year. The Multiband Corporation loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels. The Company expects the MDU segment profitability in future periods to stabilize as the year to date reduction in profits for this segment has been significantly impacted by agent fees paid for owned subscriber sales. These sales have now been completed. In addition to the sale of subscribers, the Company hopes that it can continue to mitigate its loss in the MCS segment by reducing related payroll expenses. At the same time, the Company will look to add subscribers in its MDU division since the on-going selling, general and administrative expenses to service those subscribers can be more variable than fixed.

Interest Expense
Interest expense was $503,887 for 2007 versus $1,206,196 for 2006, reflecting primarily a decrease in the Company’s debt and original issue discount expense. Amortization of original issue discount was $30,413 and $436,106 for the years ended December 31, 2007 and 2006, respectively.

Net Loss
The Company incurred a net loss of $6,088,353 in 2007. The Company’s net loss in 2006 totaled $10,183,723, which included an impairment charge of $2,261,500 incurred due to the sale of video assets located in California (see Note 2).

Total Assets
The following table sets forth certain items.

	2007	2006
Total Assets
Multiband	$1,272,271	$2,478,638
MCS	2,968,249	9,063,793
MDU	4,652,909	6,443,625
Total Assets	$8,893,429	$17,986,056

Years Ended December 31, 2006 and December 31, 2005

This discussion does not include the results of discontinued operations.

Results of Operations
The following table sets forth certain items.

	2006	2005
Revenues
Multiband	0.00%	0.00%
MCS	41.96%	48.10%
MDU	58.04%	51.90%
Total Revenues	100.00%	100.00%
Cost of Products and Services (exclusive of depreciation and amortization)
Multiband	0.00%	0.00%
MCS	22.56%	26.23%
MDU	23.31%	21.30%
Total Cost of Products and Services (exclusive of depreciation and amortization)	45.87%	47.53%
Selling, General and Administrative Expenses	63.60%	58.87%
Impairment of Assets	12.53%	-
Loss from Continuing Operations	(56.42%)	(45.37%)
Gain(Loss) from Discontinued Operations	.01%	.11%
Net Loss	(56.41%)	(45.26%)

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

Net Loss
The Company showed a net loss of $10,183,723 and $7,475,000 in 2006 and 2005, respectively. The increase in net loss in 2006 over 2005 was primarily due to an impairment charge of $2,261,500, incurred due to the sale of video assets located in California (see Note 2).

Total Assets
The following table sets forth certain items.

	2006	2005
Total Assets
Multiband	$2,478,638	$4,273,913
MCS	9,063,793	14,013,410
MDU	6,443,625	7,984,082
Total Assets	$17,986,056	$26,271,405

Un-audited Quarterly Results
The following table sets forth certain un-audited quarterly operating information for each of the eight quarters in the two-year period ending December 31, 2007. This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter. The Company has historically experienced a seasonal fluctuation in its operating results, with a larger proportion of its revenues in the third quarter of the fiscal year.

	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
Revenues:
Multiband	-	-	-	-	-	-	-	-
MCS	$797,164	$1,084,114	$1,404,398	$1,852,080	$1,928,821	$1,894,586	$1,858,520	$1,891,872
MDU	$2,328,159	$2,569,486	$2,517,328	$2,532,875	$2,692,114	$2,630,299	$2,643,217	$2,512,172
Total Revenues	$3,125,323	$3,653,600	$3,921,726	$4,384,955	$4,620,935	$4,524,885	$4,501,737	$4,404,044
Cost of Products & services (exclusive of depreciation and amortization shown separately below)	$1,944,754	$2,345,895	$1,871,238	$2,178,046	$2,198,598	$2,087,643	$1,937,898	$2,056,527
SG&A Expense	$1,829,947	$2,360,254	$2,308,426	$2,389,256	$2,683,953	$2,915,463	$2,909,038	$2,972,223
Depreciation & Amortization	$808,922	$770,215	$995,068	$1,049,698	$1,152,284	$1,404,855	$1,308,614	$1,302,456
Impairment of assets	-	-	-	-	$2,261,500	-	-	-
Operating Loss	$(1,458,300)	$(1,822,764)	$(1,253,006)	$(1,232,045)	$(3,675,400)	$(1,883,076)	$(1,653,813)	$(1,927,162)
Interest Expense	$(73,623)	$(108,847)	$(168,010)	$(153,407)	$(269,320)	$(306,672)	$(325,523)	$(304,681)
Other Income (Expenses)	$4,288	$13,267	$141,037	$23,057	$55,118	$27,220	$35,949	$41,437
Net Loss Before Taxes	$(1,527,635)	$(1,918,344)	$(1,279,979)	$(1,362,395)	$(3,889,602)	$(2,162,528)	$(1,943,387)	$(2,190,406)
Income Tax (Benefit) Provision	-	-	-	-	-	-	-	-
Loss from continuing operations	$(1,527,635)	$(1,918,344)	$(1,279,979)	$(1,362,395)	$(3,889,602)	$(2,162,528)	$(1,943,387)	$(2,190,406)
Discontinued Operations	-	-	-		$-	-	-	$2,200
Net Loss	$(1,527,635)	$(1,918,344)	$(1,279,979)	$(1,362,395)	$(3,889,602)	$(2,162,528)	$(1,943,387)	$(2,188,206)
Loss attributable to commons stockholders	$(1,674,439)	$(3,711,641)	$(1,400,453)	$(1,602,322)	$(4,867,887)	$(2,465,518)	$(4,465,729)	$(2,451,312)
Loss from continuing operations	$(0.23)	$(.50)	$(.20)	$(.23)	$(.70)	$(.36)	$(.67)	$(.38)
Loss from discontinued operations	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)
Loss attributable to commons stockholders	$(0.23)	$(.50)	$(.20)	$(.23)	$(.70)	$(.36)	$(.67)	$(.38)
Weighted average shares outstanding	7,415,629	7,356,413	7,093,071	7,079,781	6,994,936	6,893,702	6,703,070	6,431,175

Liquidity and Capital Resources

Year Ended December 31, 2007

During the twelve months ended December 31, 2007 and 2006, the Company recorded a net loss of $6,088,353 and $10,183,723 respectively. Net cash used by operations in 2007 was $1,390,996 as compared to net cash used by operations in 2006 of $649,986. Principal payments on current long-term debt over the next 12 months are expected to total $158,342. As of December 31, 2007, the Company failed to meet the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of three million dollars and positive EBITDA for the quarter ended December 31, 2007 of $150,000. Convergent Capital provided the company with a waiver for both covenants for the quarter ended December 31, 2007. The Company’s management believes it is probable that the violation will not be cured at measurement dates that are within the next twelve months. In accordance with EITF 86-30 “Classification of obligations when a violation is waived by the creditor”, the Company has classified the debt as current as of December 31, 2007.

Cash and cash equivalents totaled $944,456 at December 31, 2007 versus $1,020,975 at December 31, 2006. Working capital deficit for the twelve months ended December 31, 2007 decreased to $5,018,177 as compared to $5,294,245, at December 31, 2006, primarily due to net proceeds received from the sale of video assets to CSBS, Dtech and MDUC(see Note 2), during 2007. Total debt and capital lease obligations were reduced by $2,910,325 in the twelve months ended December 31, 2007 as the Company continued to retire financing debt as certain notes were paid off in conjunction with asset sales. The Company had a material decrease in accounts receivable for the period ended December 31, 2007 verses the period ended December 31, 2006 due to sales of assets. Accounts payable and accrued liabilities combined remained relatively constant in total from December 31, 2006 to December 31, 2007. Net cash flows from investing activities totaled $2,277,400 compared to ($335,372) for the comparable period reflecting the sale of video assets to CSBS, Dtech and MDUC, previously mentioned herein.

The Company experienced a material decrease in revenues between the year ended December 31, 2007 and the year ended December 31, 2006. The revenue decrease, as stated previously, resulted from the sale of unprofitable assets. In 2008, the Company intends to focus on facilitating growth of its managed subscriber services including its support center and its master system operator program. The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $383,834 for capital expenditures during 2007, as compared to $993,108 in 2006. Capital expenditures consisted of project build-outs and equipment acquired for internal use. This decrease was related to a reduction of video and internet service build outs to MDU properties made during 2007. Capital expenditures in 2008 are expected to remain constant with 2007 levels.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations through 2008:

1.	Reduction of operating expenses by controlling payroll, professional fees and other general and administrative expenses.
2.
Sale of video assets on a strategic basis. The Company, based on recent transactions, believes there is an active market for its video subscriber assets. The Company believes it can sell these assets, under certain circumstances, at prices at or above their current carrying value. However, there is no guarantee these sales will ultimately be favorable to the Company.

3.	Solicit additional equity investment in the Company by either issuing preferred or common stock.
4.	Continue to market Multiband services and acquire additional multi-dwelling unit customers.
5.	Control capital expenditures by contracting Multiband services and equipment through a landlord-owned equipment program.
6.
Delivery of video services to residents of single family homes. Effective March 1, 2008 the Company purchased 51% of the outstanding stock of Michigan Microtech, Inc. (MMT), formerly a wholly owned subsidiary of DTHC. MMT installs DirecTV video services in single family homes. Historically MMT has been profitable. The Company anticipates that by combining MMT operations with Multiband operations that it will achieve a beneficial impact to its consolidated cash flows and operating results. However, there is no guarantee that these combined results will ultimately be favorable to the Company.

7.	Expansion of call center support via sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

Management of Multiband believes that the cash on hand, combined with capital resources and the potential ability to monetize intangible subscriber assets, as was done in the sale of assets to MDUC, is adequate to meet the anticipated liquidity and capital resource requirements for the next 12 months.

Year Ended December 31, 2006

Working capital deficit for 2006 increased to $5,294,245 primarily due to increase in current portion of long term debt and operating losses. Accounts receivable, net, decreased by $347,812 in 2006 primarily due to improved collections procedures and related bad debt write-offs. Current liabilities increased in 2006 by $1,956,386 due primarily to the increases in accounts payables and accrued liabilities. Current maturities of long-term debt increased by $639,734 as of December 31, 2006 versus December 31, 2005 due to scheduled pay down of debt. Inventories increased slightly from year to year due to inventory on hand at year end being staged for impending installations.

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

Management of Multiband believes that the cash on hand, combined with capital resources and the potential ability to monetize intangible subscriber assets, is adequate to meet the anticipated liquidity and capital resource requirements for at least the next 12 months.

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

Critical Accounting Policies

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvements. At December 31, 2007, the Company had net property and equipment of $1,769,261, which represents approximately 19.9% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance. We evaluate our property, equipment, and leasehold improvements for impairment wherever indicators of impairment exist. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. In 2007 and 2005, the Company did not record any impairment. In 2006, an impairment charge of $304,402 was recorded related to the sale of video assets located in California (see Note 2).

Impairment of Goodwill

We annually test recorded goodwill for impairment. Our judgments regarding the existence of impairment is based on the estimated fair value of the reporting unit to which goodwill has been assigned. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $16,757, as of December 31, 2007, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. In 2006, the Company recorded an impairment charge to goodwill of $417,465 (see Note 1), due to the sale of video assets located in California (see Note 2). During the years ended December 31, 2007 and 2005, the Company did not record any impairment losses related to goodwill.

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, customer cable lists, debt issuance costs, domain name and access contracts. These intangibles are being amortized over their estimated useful lives ranging from 18 to 180 months. If significant changes would occur to the estimated future cash flow associated with these intangibles, the Company would determine if there is impairment and reduce the value of the intangibles based on the reduction of such cash flows. At December 31, 2007, the Company had net intangibles of $4,072,076 which represented approximately 45.8% of the Company’s total assets. In 2006, the Company recorded an impairment charge to intangible assets of $1,539,633 (see Note 1). In 2007 and 2005, the Company did not record an impairment related to the intangible assets.

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

Recently Issued Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during February 2008, the FASB issued FASB staff position 157-2, which defers the effective date of certain provisions of SFAS 157 related to fair value measure of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is currently assessing the effect that SFAS 157 will have on its results of operations and financial position.

During February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe that the adoption of SFAS 159 will have a material effect on its results of operations or financial position.

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. The Company believes that any business acquisition transactions that occur after the adoption of SFAS 141 (Revised 2007) will have a material effect on its results of operations and financial position

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the effect that SFAS 160 will have on its results of operations and financial position.

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe the adoption of SFAS No. 161 will have a material effect on its results of operations or financial position.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2007, and the effect these contractual obligations including interest payments are expected to have on our liquidity and cash flows in future periods:

	Total	1 Year or Less	2-3 Years	Over 3 Years
Operating Leases	$2,338,000	$365,000	$742,000	$1,231,000
Capital Leases	540,625	265,803	274,822	-
Long-Term Debt	2,112,484	1,890,237	180,208	42,038
Totals	$4,991,109	$2,521,040	$1,197,030	$1,273,038

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

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

The Company is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the Convergent Capital note of $1,500,000, which varies from 11% to 14%, dependent on the Company’s common stock price. Each 1% change in interest impacts the statement of operations $15,000 annually.

Item 8.

Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of Multiband and the reports of the independent registered public accounting firm, listed under Item 15, are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Disclosure Controls and Procedures.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that controls for financial reporting were deemed to be operating effectively as of December 31, 2007.

Changes in Internal Control over Financial Reporting.

We have added, deleted, or modified certain of our internal controls over financial reporting. However, there have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of an issuer’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Our assessment did not identify any material weaknesses as of December 31, 2007.

Under SEC rules, management may assess its internal control over financial reporting as effective if there are no identified material weaknesses at the reporting date. A “material weakness” is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a more than a remote likelihood that a material misstatement could occur. Controls for financial reporting were in place as of year end and were found to be operating effectively based on management testing of key controls.

The certifications of the Company’s Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Listed below is certain information concerning the Company’s board of directors and executive officers as of December 31, 2007. Each director is elected for a term of one year. Yearly elections are held at the annual meeting.

Name of Director and/or Executive Officer	Age	Position	Director Since
Steven Bell	48	President & Chief Financial Officer, Multiband Corporation	1994
Frank Bennett	51	President, Artesian Capital	2002
Jonathan Dodge	56	Partner, Dodge & Fox C.P.A. Firm	1997
Eugene Harris	43	Director, Flagstone Securities	2004
James L. Mandel	50	Chief Executive Officer, Multiband Corporation	1998
Donald Miller	67	Chairman, Multiband Corporation	2001

Steven Bell was general counsel and Vice President of the Company from June 1985 through October 1994, at which time he became Chief Financial Officer. He was also named President in July 1997. He is a graduate of the William Mitchell College of Law.

Frank Bennett has been a Director of Multiband Corporation since 2002 and is currently the Chairman of Multiband’s audit and nominating/governance committees. Mr. Bennett is President of Artesian Management, Inc., a private equity investment firm based in Minneapolis. Prior to founding Artesian Capital in 1989, he was a Vice President of Mayfield Corporation, and a Vice President of Corporate Finance of Piper Jaffray & Hopwood and a Vice President of Piper Jaffray Ventures, Inc.

Jonathan Dodge has been the Senior Partner of the C.P.A. firm of Dodge & Fox since its inception in March 1997. Prior to that, he was a partner in the CPA firm of Misukanis and Dodge from 1992 to March 1997. Mr. Dodge is a member of both the AICPA and the Minnesota Society of CPA’s. Mr. Dodge is a member of the audit committee.

Eugene Harris is currently managing director for Fulcrum Securities. From 2004 to 2007 he was Senior Managing Director of Flagstone Securities. Mr. Harris, joined Flagstone in 2004 after 10 years as the majority shareholder of Eidelman, Finger, Harris & Co., a registered investment advisor. Prior to joining Eidelman, Finger, Harris & Co., Mr. Harris held positions in general management and new business development for the Monsanto Company from 1990 to 1994. He also was an Associate Consultant with Bain and Co. from 1986 to 1988. Mr. Harris received a B.S. in Industrial Engineering from Stanford University in 1986 and an M.S. in Management from the Sloan School of Management at the Massachusetts Institute of Technology in 1990. He is a Charted Financial Analyst and a member of the Financial Analysts Federation. Mr. Harris was appointed to the Company’s Board of Directors in April 2004. Mr Harris is also Chairman of the Company’s compensation committee.

James Mandel has been the Chief Executive Officer and a Director of the Company since October 1, 1998. From October 1991 to October 1996, he was Vice President of Systems for Grand Casinos, Inc., where his duties included managing the design, development, installation and on-going maintenance for the 2,000 room, $507 million Stratosphere Hotel, Casino and Tower in Las Vegas. Mr. Mandel also managed the systems development of Grand Casino Mille Lacs, in Onamia, Minnesota, Grand Casino Hinckley in Hinckley, Minnesota and six other casinos nationwide.

Donald Miller worked for Schwan’s enterprises between 1962 and 2001, primarily as Chief Financial Officer. He was appointed to the Company’s Board of Directors in September 2001 and was elected Chairman of the Board in April 2002. He is currently also on the Board of Directors at Schwan’s enterprises and a member of their Audit Committee, Risk Committee and Strategy Committee. Mr. Miller is a member of Multiband’s audit committee.

The Company knows of no arrangements or understandings between a Director or nominee and any other person pursuant to which any person has been selected as a Director or nominee. There is no family relationship between any of the nominees, Directors or executive officers of the company.

Board of Directors and its Committees

The Board has determined that a majority of its members are “independent” as defined by the listing standards of the NASDAQ Stock Market. The independent Directors are Messrs. Frank Bennett, Jonathan Dodge, Eugene Harris and Donald Miller.

The Board of Directors met four times in 2007. As permitted by Minnesota Law, the Board of Directors also acted from time to time during 2007 by unanimous written consent in lieu of conducting formal meetings. Last year, there were four such actions and accompanying Board Resolutions passed. The Board has designated an audit committee consisting of Jonathan Dodge, Donald Miller and Frank Bennett. The Board also designated a compensation committee consisting of Frank Bennett, Eugene Harris, and Donald Miller.

Shareholder communication with the Board

Our Board welcomes your questions and comments. If you would like to communicate directly to our Board, or if you have a concern related to the Company’s business ethics or conduct, financial statements, accounting practices or internal controls, then you may contact our website via www.multibandusa.com, section Investor Relations.  All communications will be forwarded to our audit committee.

Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company. The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders. Six of our directors attended our Annual Meeting in 2007.

Audit Committee

Our audit committee:

•	recommends to our Board of Directors the independent auditors to conduct the annual audit of our books and records;
•	reviews the proposed scope and results of the audit;
•	approves the audit fees to be paid;
•	reviews accounting and financial controls with the independent registered public accountants and our financial and accounting staff; and
•	reviews and approves transactions between us and our Directors, officers and affiliates.

Our audit committee has a formal charter.

Our Audit Committee met four times during 2007. The Audit Committee is comprised entirely of individuals who meet the independence and financial literacy requirements of NASDAQ listing standards. Our Board has determined that all three members, Jonathan Dodge, Donald Miller, and Frank Bennett qualify as an "audit committee financial expert" independent from management as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933, as amended. The Company acknowledges that the designation of the members of the audit committee as financial experts does not impose on them any duties, obligations or liability that are greater than the duties, obligations and liability imposed on them as a member of the audit committee and the Board of Directors in the absence of such designation.

Report of the Audit Committee

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices of the Company. During the year ended December 31, 2007, the committee met four times, and Frank Bennett, as the Audit Committee chair and representative of the Audit Committee, discussed the interim financial information contained in quarterly and annual filings on Forms 10K and 10Q, respectively, with the Company’s Chief Financial Officer and the Company’s independent auditors prior to public release.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence consistent with Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” discussed with the auditors any relationships that may affect their objectivity and independence and satisfied itself as to the auditors’ independence. The audit committee also discussed with management and the independent auditors the quality and adequacy of the Company’s internal controls. The audit committee reviewed with the independent auditors their audit plans, audit scope, and identification of audit risks.

The audit committee discussed and reviewed with the Company’s independent auditors all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees” and, both with and without management present, discussed and reviewed the results of the independent auditors’ examination of the Company’s consolidated financial statements. The audit committee reviewed the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2007 with management and the independent auditors. Management has the responsibility for the preparation of the Company’s consolidated financial statements and the Company’s independent auditors have the responsibility for the examination of those statements.

Based on the review referred to above and discussions with management and the independent auditors, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for filing with the Securities and Exchange Commission. The Audit Committee also recommended the reappointment, subject to shareholder approval, of the independent auditors and the Board of Directors concurred in such recommendation.

Nominating Committee

The Nominating Committee was formed by our Board in April 2004 and consists of Frank Bennett and Eugene Harris. The Nominating Committee's duties include adopting criteria for recommending candidates for election or re-election to our Board and its committees, considering issues and making recommendations considering the size and composition of our Board. The Nominating Committee will also consider nominees for Director suggested by shareholders in written submissions to the Company's Secretary.

Director Nomination Procedures

DIRECTOR MANAGER QUALIFICATIONS. The Company's Nominating Committee has established policies for the desired attributes of our Board as a whole. The Board will seek to ensure that a majority of its members are independent as defined in the NASDAQ listing standards. Each member of our Board must possess the individual qualities of integrity and accountability, informed judgment, financial literacy, high performance standards and must be committed to representing the long-term interests of the Company and the shareholders. In addition, Directors must be committed to devoting the time and effort necessary to be responsible and productive members of our Board. Our Board values diversity, in its broadest sense, reflecting, but not limited to, profession, geography, gender, ethnicity, skills and experience.

IDENTIFYING AND EVALUATING NOMINEES. The Nominating Committee regularly assesses the appropriate number of Directors comprising our Board, and whether any vacancies on our Board are expected due to retirement or otherwise. The Nominating Committee may consider those factors it deems appropriate in evaluating Director candidates including judgment, skill, diversity, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of our Board, certain factors may be weighed more or less heavily by the Nominating Committee. In considering candidates for our Board, the Nominating Committee evaluates the entirety of each candidate's credentials and, other than the eligibility requirements established by the Nominating Committee, does not have any specific minimum qualifications that must be met by a nominee. The Nominating Committee considers candidates for the Board from any reasonable source, including current Board members, shareholders, professional search firms or other persons. The Nominating Committee does not evaluate candidates differently based on who has made the recommendation. The Nominating Committee has the authority under its charter to hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates.

CHARTER OF THE NOMINATING COMMITTEE. A copy of the charter of the Nominating Committee is available on our website at www.multibandusa.com.

Code of Ethics for Senior Financial Management

Our Code of Ethics for Senior Financial Management applies to all of our executive officers, including our president and our chief financial officer, and meets the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website at www.multibandusa.com. We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within four business days following the amendment or waiver.

Compensation Discussion and Analysis

Our compensation committee

•	reviews and recommends the compensation arrangements for management, including the compensation for our chief executive officer; and
•	establishes and reviews general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals.

We are committed to attracting, hiring and retaining an experienced management team that can successfully sell and operate our services. The fundamental policy of our compensation committee is to provide our executive officers with competitive compensation opportunities based upon their contribution to our development and financial success and long-term shareholder interest, as well as each officer’s personal performance. The compensation package for each executive officer is comprised of three elements (i) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry; (ii) potential for cash bonus payments contingent upon specific corporate and individual milestones; and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and our shareholders.

At the beginning of each year, certain performance objectives are set by the compensation committee for management. 2007 Corporate objectives included goals based on subscriber sales and certain financial metrics. By year end, the compensation committee reviews the performance of the company against the corporate objectives and reviews the performance of each executive officer against their individual objectives. Based upon results achieved, the executive officers may receive part or all of a targeted bonus award.

Our compensation committee met four times during 2007. The compensation committee is comprised entirely of non-employee Directors who meet the independence requirements of the NASDAQ listing standards. The compensation committee is comprised of Frank Bennett, Eugene Harris, and Donald Miller.

Item 11. Executive Compensation

The following table sets forth certain information relating to the remuneration paid by the Company to its executive officers whose aggregate cash and cash-equivalent remuneration approximated or exceeded $100,000 during the Company’s fiscal year ended December 31, 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non equity incentive plan compensation	Change in pension value and non qualified deferred compensation earnings	All Other Compensation	Total
James Mandel Chief Executive Officer	2007	$250,000	$9,000	$0	$0	$0	$0	$6,000	$265,000
Steven Bell Chief Financial Officer	2007	195,000	12,000	0	0	0	0	6,000	213,000
Dave Ekman Chief Information Officer	2007	150,000	0	0	0	0	0	5,000	155,000
Kent Whitney VP Operations	2007	110,000	0	0	0	0	0	0	110,000

Director Compensation

Outside Directors were each paid a cash fee of $10,000 annually in 2007. Outside Directors receive a stock option of 30,000 shares at market price upon joining the Company’s Board. Additional awards or options to Directors are determined by the Board's Compensation Committee. Each Director is entitled to reimbursement for his reasonable out of pocket expenses incurred in relation to travel to and from and attendance at board meetings.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock awards	(1) Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	(2) All other compensation	Total
F Bennett	$10,000	$0	$15,248	$0	$0	$0	$25,248
J Dodge	10,000	0	15,248	0	0	0	25,248
E Harris	10,000	0	15,248	0	0	1,406	26,654
D Miller	10,000	0	30,495	0	0	812	41,307

(1)
The amounts in this column are calculated based on FAS 123R and equal the financial statement compensation expense as reported in our 2007 consolidated statement of operations for the fiscal year. Total board of directors options outstanding at December 31, 2007 are 139,400.

(2)	Represents payment of expenses incurred in conjunction with attending board meetings.

Stock Option Grants During 2007

There were no stock options granted during fiscal 2007 to any executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven M. Bell	2,000 100 10,000 5,000 10,000 53,334	(1) (2) (3) (4) (5) (6)	0 0 0 0 0 26,666	0 0 0 0 0 0	$22.00 7.50 5.50 9.45 7.25 7.35	1/31/2011 8/28/2011 1/8/2013 4/23/2014 6/18/2014 1/16/2015	0	$0	0	$0
David Ekman	30,000 100 26,667	(7) (8) (9)	0 0 13,333	0 0 0	10.00 7.50 6.75	12/29/2009 8/28/2011 4/27/2015	0	0	0	0
James L. Mandel	30,000 100 60,000 20,000 80,000	(10) (11) (12) (13) (14)	0 0 0 0 40,000	0 0 0 0 0	3.00 7.50 7.50 7.25 7.35	9/15/2008 8/28/2011 1/8/2013 6/18/2014 1/6/2015	0	0	0	0
Kent Whitney	200	(15)	100	0	7.65	1/3/2015	0	0	0	0

(1)	The stock option was granted January 31, 2001 and is fully vested.
(2)	The stock option was granted August 28, 2001 and is fully vested.
(3)	The stock option was granted January 8, 2003 and is fully vested.
(4)	The stock option was granted April 23, 2004 and is fully vested.
(5)	The stock option was granted June 18, 2004 and is fully vested.
(6)
The stock option was granted January 6, 2005. Subject to the continued service of the executive officer, the option shall vest with respect to 1/3 on 1/6/2006, 1/3 on 1/6/2007, and the final vesting on 1/6/2008.

(7)	The stock option was granted 12/29/1999 and is fully vested.
(8)	The stock option was granted 8/28/2001 and is fully vested.
(9)
The stock option was granted 4/27/2005. Subject to the continued service of the executive officer, the option shall vest with respect to 1/3 at 4/27/2006, 1/3 at 4/27/2007, and the final vesting on 4/27/2008.

(10)	The stock option was granted September 15, 1998 and is fully vested.
(11)	The stock option was granted August 28, 2001 and is fully vested.
(12)	The stock option was granted January 8, 2003 and is fully vested.
(13)	The stock option was granted June 18, 2004 and is fully vested.
(14)
The stock option was granted January 6, 2005. Subject to the continued service of the executive officer, the option shall vest with respect to 1/3 on 1/6/2006, 1/3 on 1/6/2007, and the final vesting on 1/6/2008.

(15)
The stock option was granted January 3, 2005. Subject to the continued service of the executive officer, the option shall vest with respect to 1/3 on 1/3/06, and 1/3 on 1/3/07, and the remainder on 1/3/08.

Option Exercises and Stock Vested

None of our named Executive Officers exercised any options or had restricted stock vest in 2007.

Other Compensation and Long-Term Incentive Plans

The Company has no deferred compensation plans or long-term incentive plans and issued no long-term incentive awards during 2007.

The Company has an employment agreement with Mr. Steven Bell, President, for the term beginning January 2005 and expiring September 2008. Mr. Bell’s compensation is not directly tied to the Company’s performance. The agreement states that annual base salary for Mr. Bell will be $195,000 per year. Other key provisions of the contract include an agreement by Mr. Bell to keep confidential information secret both during and after employment by the Company and covenants not to compete with the Company for one year from the date of termination of employment. The contract also provides Mr. Bell with 400,000 stock options at $1.47, vested over a three year period.

The Company maintains key man life insurance policies on the lives of James Mandel and Steven Bell in the amounts of $5,000,000 and $3,000,000, respectively. The Company is the beneficiary of these policies. The Company also maintains key man life insurance policies in the amount of $1,000,000 each on the lives of Steven Bell and Marvin Frieman, former Director. The Company is the beneficiary of these policies and has adopted a plan to pay fifty percent of all life insurance proceeds to the spouse or surviving children of each such individual.

The Company also has a three year employment agreement, from January 2005 to December 2007, with James L. Mandel, Chief Executive Officer, the terms of which involve an annual base salary of $250,000 and a stock option of 600,000 shares at $1.47 per share, vested over a three year period. Mr. Mandel’s job responsibilities involve developing company business plans, developing expansion and growth opportunities and directing other executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to provide us with copies of all Section 16(a) reports that they file. Based solely upon a review these reports and written representations from our directors and executive officers, we believe that our directors, executive officers and 10% owners complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

On March 25, 2008, the Company had 9,534,024 shares of common stock issued and outstanding.

The following table sets forth certain information as of March 25, 2008 with respect to each person known by the Company to be the beneficial owner of more than 5 percent of its common stock, each Director of the Company, and all officers and Directors of the Company as a group. Except as indicated, each of the persons listed in the following table has sole voting and investment power with respect to the shares set forth opposite his name.

Name and Address of Beneficial Owners	Number of Shares[1] Beneficially Owned (adjusted for 1 for 5 stock split)		Percent of Common Shares Outstanding
Steven Bell 9449 Science Center Drive New Hope, MN 55428	217,813	[2]	2.3%

Frank Bennett 301 Carlson Parkway – Suite 120 Minnetonka, Minnesota 55305	108,000	[3]	1.1%

Jonathan Dodge 715 Florida Avenue South – Suite 402 Golden Valley, MN 55426	36,100	[4]	*

David Ekman 200 44th Street SW Fargo, ND 58103	420,584	[5]	4.4%

Eugene Harris 7773 Forsyth Blvd Clayton, MO 63105	39,540	[6]	*

James L. Mandel 9449 Science Center Drive New Hope, MN 55428	262,826	[7]	2.8%

Donald Miller 1924 Cocoplum Way Naples, FL 34105	317,021	[8]	3.3%

Special Situations Fund II QP, LP 527 Madison Avenue New York, NY 10022	1,023,634	[9]	10.7%

All Directors and executive officers as a group (seven persons)	1,401,884		14.7%

*Less than one percent
1 Each person has sole voting and sole dispositive power with respect to all outstanding shares, except as noted. Based on an average of 9,534,024 shares outstanding at March 25, 2008. Shares of common stock not outstanding but deemed beneficially owned by virtue of the individual’s right to acquire them as of March 25, 2008 or within 60 days of such date are treated as outstanding when determining the number of shares beneficially owned by each person and the group and the percent of the class owned by each individual and the group. Unless otherwise indicated, each person named or included in the group has sole vesting and investment power with respect to the shares of common stock set forth opposite his or her name. Unless otherwise indicated, the information in the table does not include any stock options and/or warrants outstanding that cannot be exercised within 60 days of March 25, 2008.
2 Includes vested options to acquire 53,766 shares of common stock. Mr. Bell's Beneficial Ownership does include 6,250 shares of common stock owned by his spouse as to which Mr. Bell disclaims his beneficial ownership.
3 Includes vested options to purchase 26,000 shares of common stock.
4 Includes vested options to acquire 21,000 shares of common stock.
5Includes vested options to purchase 30,099 shares of common stock and preferred shares convertible into 43,600 shares of common stock.
6 Includes vested options to purchase 20,000 shares of common stock.
7 Includes warrants and vested options to purchase 150,560 shares of common stock.
8 Includes warrants and vested options to purchase 97,400 shares of common stock.
9 Includes warrants to purchase 1,142,857 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board has determined that a majority of its members are “independent” as defined by the listing standards of the NASDAQ Stock Market. The independent Directors are Messrs. Frank Bennett, Jonathan Dodge, Eugene Harris and Donald Miller.

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013. The Fargo base rate ranges from $7,621 to $8,466 per month. The Fargo property is owned in part by David Ekman.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Company selected Virchow, Krause & Company, LLP (“Virchow Krause”), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company’s consolidated financial statements for the years ended December 31, 2007, 2006 and 2005. The following table details the fees paid to Virchow Krause for the years ended December 31, 2007 and 2006.

	2007		2006
Audit Fees	$227,996		$186,681
Audit-Related Fees	18,230	(1)	24,490	(2)
Tax Fees	20,258		32,425
Total	$266,484		$243,596

(1) Fees related to S-3 and S-1 filings and accounting for possible merger with the Form S-4 filings.

(2) Fees related to audit of URON subsidiary in connection with stock dividend (see Note 10), preliminary Sarbanes Oxley Section 404 planning and other audit related research.

The Company’s Audit committee consists of Frank Bennett, Jonathan Dodge and Donald Miller. All three are considered audit committee financial experts independent from management. The Company’s current audit committee charter has been filed previously as exhibit 3.5. The audit committee is responsible for engaging the audit firm and fees related to their services.

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

Item 15. Exhibits and Financial Statement Schedules.

A. Exhibits

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed as a part of this Annual Report on Form 10-K/A.

(2) Financial Statement Schedules. The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above.

Exhibit 3.5 states Multiband’s code of ethics for its senior officers. A copy of said code will be provided upon written request. Any waivers or amendments to said code will be posted to Multiband’s website or disclosed in an 8K filing.

Exhibit 3.6 provides Multiband’s Audit committee charter

See Index to Exhibits on page 32 of this report.

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

4.2	Form of Warrant Agreement(1)
4.3	Warrant Agreement with James Mandel dated December 29, 1999(1)
4.4	Warrant Agreement with Marvin Frieman dated December 29, 1999(1)
4.5	Warrant Agreement with Pierce McNally dated December 29, 1999(1)
4.6	Warrant Agreement with Enstar, Inc. dated December 29, 1999(1)
4.7	Warrant Agreement with David Ekman dated December 29, 1999(1)
4.8	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class C Cumulative Convertible Stock(2)
4.9	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 14% Class D Cumulative Convertible Stock(2)
4.10	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 15% Class E Cumulative Convertible Stock(2)
4.11	Securities Purchase Agreement Dated September 18, 2003 (6)
4.12	Secured Convertible Note Agreement (7)
4.13	Wholesale Services Agreement Dated March 4, 2004 (8)
4.14	Note Purchase Agreement (11)
4.15	Series H Preferred Documents (12)
4.16	Series I Preferred Documents (13)
5.1	Opinion of Steven M. Bell, Esq.(6)
10.1	Vicom Lease with Marbell Realty dated June 20, 1996(1)
10.2	Employment Agreement with Marvin Frieman dated October 1, 1996(1)
10.3	Employment Agreement with Steven Bell dated October 1, 1996(1)
10.4	Employment Agreement with James Mandel dated August 14, 1998(1)
10.5	Vicom Associate Agreement with NEC America, Inc. dated June 1999(1)
10.6	Loan Agreement with Wells Fargo dated June 17, 1999(1)
10.7	Employment Agreement with David Ekman dated December 29, 1999(1)
10.8	Debenture Loan Agreement with Convergent Capital dated March 9, 2000(1)
10.9	Corporate Technologies, USA, Inc. lease with David Ekman dated January 19, 2000(1)
10.10	Amendment dated July 11, 2000 to debenture loan agreement with Convergent Capital dated March 9, 2000.(2)
10.11	Corporate Technologies agreement with Siemens dated December 14, 2001(4)
10.12	Note with Pyramid Trading, L.P. (4)
10.14	Employment Agreement of Steven M. Bell dated January, 1, 2002(5)
10.15	Employment Agreement of James Mandel dated January 1, 2002(5)
10.16	Acquisition Agreement of Minnesota Digital Universe (9)
10.17	Acquisition of Rainbow Satellite Group, LLC (10
10.18	Asset Purchase Agreement between Multiband Corporation and Consolidated Smart Broadband Systems dated March 1, 2007 (15)
10.19	Asset Purchase Agreement between Multiband Corporation and MDU Communications dated July 21, 2007 (16)
14	Multiband Code of Ethics for Senior Officers (9)
19.1	2000 Non-Employee Director Stock Compensation Plan (3)
19.2	2000 Employee Stock Purchase Plan (3)
21.1	List of subsidiaries of the registrant(1)
23.1	Consent of Virchow, Krause & Company, LLP (17)
24.1	Power of Attorney (included on signature page of original registration statement)
31.1	Rule 13a-14 (s) Certification of Chief Executive Officer - James Mandel (17)
31.2	Rule 13a-14 (s) Certification of Chief Financial Officer - Steven Bell (17)
32.1	Section 1350 of Sarbanes-Oxley Act of 2002 - James Mandel (17)
32.2	Section 1350of Sarbanes-Oxley Act of 2002 - Steven Bell (17)

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
(5) Previously filed as the same exhibit to Registrant’s Form 10-Q filed May 15, 2002.
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
(14) Previously filed as the same exhibit to registrants form 8K filed April 6, 2005.

(15) Previously filed as the same exhibit to registrants form 8k filed October 19, 2006
(16) Previously filed as the same exhibit to registrants form 8k filed July 25, 2007
(17) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIBAND CORPORATION. Registrant
Date March 31, 2008	By:	/s/ James L. Mandel James L. Mandel Chief Executive Officer
Date: March 31, 2008	By:	/s/ Steven M. Bell Steven M. Bell Chief Executive Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders, Board of Directors, and Audit Committee
Multiband Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multiband Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP
Minneapolis, Minnesota
March 31, 2008

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$944,456	$1,020,975
Accounts receivable, net	1,560,123	2,018,393
Inventories	132,992	343,815
Prepaid expenses and other	135,589	181,767
Current portion of notes receivable	59,861	6,116
Total Current Assets	2,833,021	3,571,066
PROPERTY AND EQUIPMENT, NET	1,769,261	3,359,842
OTHER ASSETS
Goodwill	16,757	509,086
Intangible assets, net	4,072,076	9,124,980
Assets held for sale	-	1,244,236
Notes receivable – long-term, net	-	63,740
Other assets	202,314	113,106
Total Other Assets	4,291,147	11,055,148

TOTAL ASSETS	$8,893,429	$17,986,056

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

LIABILITIES AND STOCKHOLDERS' EQUITY
	2007	2006
CURRENT LIABILITIES
Checks issued in excess of cash in bank	$-	$319,244
Mandatory redeemable preferred stock, 22,026 and 28,000 Class F preferred shares	220,256	280,000
Current portion of long-term debt	1,658,342	1,255,994
Current portion of capital lease obligations	225,291	444,921
Note payable – stockholder	-	24,739
Accounts payable	2,950,596	2,557,409
Accrued liabilities	2,531,611	2,977,356
Customer deposits	60,582	61,332
Current liabilities of discontinued operations	-	125,000
Deferred service obligations and revenue	204,520	819,316
Total Current Liabilities	7,851,198	8,865,311
LONG-TERM LIABILITIES
Long-term debt, net	118,924	2,969,764
Capital lease obligations, net of current portion	249,469	491,672
Total Liabilities	8,219,591	12,326,747
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (24,728 and 26,658 shares issued and outstanding, $259,644 and $279,909 liquidation preference)	371,708	400,657
10% Class B (3,770 and 7,470 shares issued and outstanding, $39,585 and $78,435 liquidation preference)	37,700	49,700
10% Class C (120,250 and 124,130 shares issued and outstanding, $1,202,500 and $1,241,300 liquidation preference)	1,548,352	1,593,476
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (26,595 and 38,195 shares issued and outstanding, $265,950 and $381,950 liquidation preference)	111,468	161,431
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Variable rate % Class I (39,500 and 57,500 shares issued and outstanding, $3,950,000 and $5,750,000 liquidation preference)	-	-
Common stock, no par value (7,451,891 and 7,033,632 shares issued and outstanding)	29,574,673	26,873,255
Stock subscriptions receivable	(170,888)	(229,927)
Options and warrants	45,871,964	45,093,001
Accumulated deficit	(78,171,139)	(69,782,284)
Total Stockholders' Equity	673,838	5,659,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,893,429	$17,986,056

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

REVENUES	$15,085,604	$18,051,601	$16,515,426

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	8,339,933	8,280,666	7,849,597
Selling, general and administrative	8,887,883	11,480,677	9,723,132
Depreciation and amortization	3,623,903	5,168,209	4,780,436
Impairment of assets	-	2,261,500	-

Total costs and expenses	20,851,719	27,191,052	22,353,165

LOSS FROM OPERATIONS	(5,766,115)	(9,139,451)	(5,837,739)

OTHER INCOME (EXPENSE)
Interest expense	(503,887)	(1,206,196)	(1,882,910)
Interest income	31,277	67,796	126,158
Other income	150,372	91,928	101,664

Total Other Expense	(322,238)	(1,046,472)	(1,655,088)

LOSS FROM CONTINUING OPERATIONS	(6,088,353)	(10,185,923)	(7,492,827)
GAIN FROM DISCONTINUED OPERATIONS	-	2,200	17,827

NET LOSS	(6,088,353)	(10,183,723)	(7,475,000)
Preferred stock dividends	2,300,502	4,066,723	3,352,229
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,388,855)	$(14,250,446)	$(10,827,229)

BASIC AND DILUTED LOSS PER COMMON SHARE:

LOSS FROM CONTINUING OPERATIONS	$(1.16)	$(2.11)	$(1.86)

GAIN FROM DISCONTINUED OPERATIONS	$-	$0.0	$0.0

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1.16)	$(2.11)	$(1.86)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	7,237,473	6,757,643	5,819,585

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	8% Class A		10% Class B		10% Class C		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2004	27,931	$419,752	8,700	$62,000	125,400	$1,611,105	150,000	$1,500,000
Stock issued:
Cash	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-
Cashless exercise of warrants	-	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-
Reduction of stock subscriptions receivable for fees related to equity transactions	-	-	-	-	-	-	-	-
Acquisition of assets – Dinamo Entertainment, LLC.	-	-	-	-	-	-	-	-
Acquisition of assets – Satellite Broadcasting Corporation and affiliates	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-
In lieu of cash for other current assets	-	-	-	-	-	-	-	-
In lieu of cash for deferred financing costs	-	-	-	-	-	-	-	-
Redemption of preferred stock	-	-	(310)	(3,100)	(350)	(3,500)	-	-
Discount on preferred stock related to warrants issued	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Cash received		-	-	-	-	-	-	-
Interest collected		-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Warrants issued in connection with deferred compensation	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

BALANCES, December 31, 2005	27,931	$419,752	8,390	$58,900	125,050	$1,607,605	150,000	$1,500,000

	8% Class A		10% Class B		10% Class C		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-
Exercise of options	-	-	-	-	-	-	-	-
Acquisition of assets – Extreme Video	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-
In lieu of cash for revenue share payments	-	-	-	-	-	-	-	-
Redemption of preferred stock	(1,273)	(12,730)	(920)	(9,200)	(920)	(9,200)	-	-
Intrinsic value of convertible feature	-	(6,365)	-	-	-	(4,929)	-	-
Adjustment in Dinamo purchase price	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	-	-	-	-
Common stock dividends related to spin-off of URON (see Note 9)	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

BALANCES, December 31, 2006	26,658	$400,657	7,470	$49,700	124,130	$1,593,476	150,000	$1,500,000

	8% Class A		10% Class B		10% Class C		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-
Conversion of accrued interest	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-
In lieu of cash for equipment	-	-	-	-	-	-	-	-
Redemption of preferred stock	(1,930)	(19,300)	(3,700)	(37,000)	(3,880)	(38,800)	-	-
Intrinsic value of convertible feature	-	(9,649)	-	25,000	-	(6,324)	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

BALANCES, December 31, 2007	24,728	$371,708	3,770	$37,700	120,250	$1,548,352	150,000	$1,500,000

See accompanying notes to the consolidated financial statements

	8% Class G		6% Class H		% Class I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2004	45,245	$179,897	11.5	$-	-	$-	5,156,898	$16,888,291
Stock issued:
Cash	-	-	-	-	100,000	9,480,000	256,323	-
Exercise of warrants	-	-	-	-	-	-	4,600	23,000
Cashless exercise of warrants	-	-	-	-	-	-	20,276	-
Exercise of options	-	-	-	-	-	-	400	1,960
Reduction of stock subscriptions receivable for fees related to equity transactions	-	-	-	-	-	-	-	(15,400)
Acquisition of assets – Dinamo Entertainment, LLC.	-	-	-	-	-	-	95,000	702,500
Acquisition of assets – Satellite Broadcasting Corporation and affiliates	-	-	-	-	-	-	14,000	105,000
Conversion of notes payable	-	-	-	-	-	-	302,799	1,541,996
Conversion of accrued interest	-	-	-	-	-	-	19,351	104,194
Conversion of preferred stock	-	-	(9.5)	-	(10,000)	-	323,334	1,898,001
Conversion of dividends payable	-	-	-	-	-	-	184,998	1,278,625
In lieu of cash for services	-	-	-	-	-	-	2,600	20,580
In lieu of cash for other current assets	-	-	-	-	-	-	40,000	218,000
In lieu of cash for deferred financing costs	-	-	-	-	-	-	6,667	36,000
Redemption of preferred stock	-	-	-	-	-	-	-	-
Discount on preferred stock related to warrants issued	-	-	-	-	-	(9,480,000)	-	-
Stock subscriptions receivable:
Cash payments	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Warrants issued in connection with deferred compensation	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	-	-	(334)	(1,342)
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

BALANCES, December 31, 2005	45,245	$179,897	2	$-	90,000	$-	6,426,912	$22,801,405

	8% Class G		6% Class H		% Class I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$(23,840)
Exercise of options	-	-	-	-	-	-	6,000	18,000
Acquisition of assets – Extreme Video	-	-	-	-	-	-	32,500	162,500
Conversion of notes payable	-	-	-	-	-	-	40,000	200,000
Conversion of accrued interest	-	-	-	-	-	-	8,866	44,333
Conversion of preferred stock	(7,050)	(70,500)	-	-	(32,500)	-	442,146	3,151,500
Conversion of dividends payable	-	-	-	-	-	-	61,015	473,001
In lieu of cash for services	-	-	-	-	-	-	16,000	57,600
In lieu of cash for revenue share payments	-	-	-	-	-	-	193	1,156
Redemption of preferred stock	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	52,034	-	-	-	-	-	-
Adjustment in Dinamo purchase price	-	-	-	-	-	-	-	(12,400)
Stock subscriptions receivable:	-	-	-	-	-	-
Cash payments	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	-	-	-	-
Common stock dividends related to spin-off of URON (see Note 9)	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

BALANCES, December 31, 2006	38,195	$161,431	2	$-	57,500	$-	7,033,632	$26,873,255

	8% Class G		6% Class H		% Class I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$(24,208)
Conversion of accrued interest	-	-	-	-	-	-	3,536	17,680
Conversion of preferred stock	(11,600)	(116,000)	-	-	(18,000)	-	254,500	1,822,400
Conversion of dividends payable	-	-	-	-	-	-	88,223	637,209
In lieu of cash for services	-	-	-	-	-	-	42,000	164,337
In lieu of cash for equipment	-	-	-	-	-	-	30,000	84,000
Redemption of preferred stock	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	66,037	-	-	-	-	-	-
Stock subscriptions receivable:	-	-	-	-	-	-
Cash payments	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

BALANCES, December 31, 2007	26,595	$111,468	2	$-	39,500	$-	7,451,891	$29,574,673

See accompanying notes to the consolidated financial statements

	Stock Subscriptions Receivable	Options and Warrants	Unamortized Compensation	Accumulated Deficit	Total
BALANCES, December 31, 2004	$(391,264)	$32,985,983	$(1,724)	$(44,704,609)	$8,549,431
Stock issued:
Cash	-	1,606,848	-	-	11,086,848
Exercise of warrants	-	-	-	-	23,000
Cashless exercise of warrants	-	-	-	-	-
Exercise of options	-	-	-	-	1,960
Reduction of stock subscriptions receivable for fees related to equity transactions	15,400	-	-	-	-
Acquisition of assets – Dinamo Entertainment, LLC	-	-	-	-	702,500
Acquisition of assets – Satellite Broadcasting Corporation and affiliates	-	-	-	-	105,000
Conversion of notes payable	-	-	-	-	1,541,996
Conversion of accrued interest	-	-	-	-	104,194
Conversion of preferred stock	-	-	-	(1,898,001)	-
Conversion of dividends payable	-	-	-	-	1,278,625
In lieu of cash for services	-	-	-	-	20,580
In lieu of cash for other current assets	-	-	-	-	218,000
In lieu of cash for deferred financing costs	-	-	-	-	36,000
Redemption of preferred stock	-	-	-	-	(6,600)
Discount on preferred stock related to warrants issued	-	9,480,000	-	-	-
Stock subscriptions receivable:
Cash payments	21,750	-	-	-	21,750
Interest collected	30,000	-	-	-	30,000
Increase in reserve	27,009	-	-	-	27,009
Warrants issued for services	-	9,829	-	-	9,829
Warrants issued in connection with deferred compensation	-	176,880	(29,479)	-	147,401
Restricted stock forfeited	-	-	1,342	-	-
Preferred stock dividends	-	-	-	(1,454,228)	(1,454,228)
Net loss	-	-	-	(7,475,000)	(7,475,000)

BALANCES, December 31, 2005	$(297,105)	$44,259,540	$(29,861)	$(55,531,838)	$14,968,295

	Stock Subscriptions Receivable	Options and Warrants	Unamortized Compensation	Accumulated Deficit	Total
Stock issued:
Cash	$-	$-	$-	$-	$(23,840)
Exercise of options	-	-	-	-	18,000
Acquisition of assets – Extreme Video	-	-	-	-	162,500
Conversion of notes payable	-	-	-	-	200,000
Conversion of accrued interest	-	-	-	-	44,333
Conversion of preferred stock	-	-	-	(3,081,000)	-
Conversion of dividends payable	-	-	-	-	473,001
In lieu of cash for services	-	-	-	-	57,600
In lieu of cash for revenue share payments	-	-	-	-	1,156
Redemption of preferred stock	-	-	-	-	(31,130)
Intrinsic value of convertible feature	-	-	-	(40,740)	-
Adjustment in Dinamo purchase price	-	-	-	-	(12,400)
Stock subscriptions receivable:
Cash payments	5,938	-	-	-	5,938
Interest collected	2,062	-	-	-	2,062
Interest earned	(2,257)	-	-	-	(2,257)
Increase in reserve	61,435	-	-	-	61,435
Warrants issued for services	-	12,085	-	-	12,085
Options expense	-	821,757	-	-	821,757
Amortization of deferred compensation	-	-	29,480	-	29,480
Restricted stock forfeited	-	(381)	381	-	-
Common stock dividends related to spin-off of URON (see Note 9)	-	-	-	(46,989)	(46,989)
Preferred stock dividends	-	-	-	(897,994)	(897,994)
Net loss	-	-	-	(10,183,723)	(10,183,723)

BALANCES, December 31, 2006	$(229,927)	$45,093,001	$-	$(69,782,284)	$5,659,309

	Stock Subscriptions Receivable	Options and Warrants	Unamortized Compensation	Accumulated Deficit	Total
Stock issued:
Cash	$-	$-	$-	$-	$(24,208)
Conversion of accrued interest	-	-	-	-	17,680
Conversion of preferred stock	-	-	-	(1,706,400)	-
Conversion of dividends payable	-	-	-	-	637,209
In lieu of cash for services	-	-	-	-	164,337
In lieu of cash for equipment	-	-	-	-	84,000
Redemption of preferred stock	-	-	-	-	(95,100)
Intrinsic value of convertible feature	-	-	-	(75,064)	-
Stock subscriptions receivable:
Cash payments	62	-	-	-	62
Interest collected	1,438	-	-	-	1,438
Interest earned	(2,461)	-	-	-	(2,461)
Increase in reserve	60,000	-	-	-	60,000
Warrants issued for services	-	67,540	-	-	67,540
Options expense	-	711,423	-	-	711,423
Preferred stock dividends	-	-	-	(519,038)	(519,038)
Net loss	-	-	-	(6,088,353)	(6,088,353)

BALANCES, December 31, 2007	$(170,888)	$45,871,964	$-	$(78,171,139)	$673,838

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
	2007	2006	2005
OPERATING ACTIVITIES
Net loss	$(6,088,353)	$(10,183,723)	$(7,475,000)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	3,638,543	5,347,251	5,095,561
Amortization of deferred compensation	-	29,480	147,401
Amortization of original issue discount	30,413	436,108	1,042,374
Gain on sale of business segment	-	-	(253,356)
Common stock issued for services and revenue share payments	164,337	58,756	20,580
Warrants issued for services	67,540	12,085	9,829
Gain on debt extinguishment	(131,529)	-	-
Impairment of goodwill, intangibles and property and equipment	-	2,261,500	-
Loss (gain) on sale of property and equipment	192,234	(105,139)	(94,277)
Gain on sale of URON Inc. subsidiary	-	(26,669)	-
Provision for doubtful accounts on accounts receivable	(154,400)	(155,130)	161,000
Change in reserve for stock subscriptions and interest receivable	60,000	61,434	27,009
Stock based compensation expense	711,423	821,757	-
Changes in operating assets and liabilities:
Accounts receivable	615,241	502,942	239,910
Inventories	208,388	(102,800)	(240,472)
Prepaid expenses and other	82,133	34,924	222,236
Other assets	(81,778)	33,798	(14,439)
Wholesale line of credit	-	-	(1,000,987)
Accounts payable and accrued liabilities	27,236	707,265	(1,482,170)
Customer deposits	(750)	(2,829)	4,286
Liabilities of discontinued operations	(125,000)	(500,000)	(375,000)
Deferred service obligations and revenue	(606,674)	119,004	148,457
Net cash flows from operating activities	(1,390,996)	(649,986)	(3,817,058)
INVESTING ACTIVITIES
Purchases of property and equipment	(383,834)	(993,108)	(976,477)
Purchases of intangible assets	-	(31,159)	(244,894)
Purchase of Dinamo Entertainment, LLC	-	-	(726,525)
Purchase of Ultravision	-	-	(287,050)
Purchase of Satellite Broadcasting Corporation	-	-	(200,000)
Proceeds from sale of URON Inc. subsidiary	-	75,000	-
Proceeds from sale of business segment	-	-	1,682,184
Proceeds from short-term note receivable	-	-	400,000
Proceeds from sale of intangible assets and related equipment	2,651,239	611,094	91,500
Proceeds from certificate of deposit	-	-	650,000
Payments received on notes receivable	9,995	2,801	2,843
Net cash flows from investing activities	2,277,400	(335,372)	391,581
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	(319,244)	226,239	(141,343)
Payments on short-term debt	-	-	(3,981,099)
Payments on long-term debt	(139,209)	(871,076)	(2,690,766)
Payments on capital lease obligations	(251,057)	(235,517)	(216,583)
Payments on note payable to stockholder	(24,739)	(8,098)	(51,964)
Payments for debt issuance costs	-	-	(25,000)
Payment on mandatory redeemable preferred stock	(59,744)	(53,334)	(166,666)
Payments for stock issuance costs	(24,208)	(23,840)	-
Proceeds from long-term debt and warrants issued with long-term debt	-	-	2,000,000
Proceeds from issuance of stock and warrants	-	-	11,086,848
Payments received on stock subscriptions receivable	62	5,938	51,750
Redemption of common stock	-	-	(6,600)
Redemption of preferred stock	(95,100)	(31,130)	-
Exercise of warrants	-	-	23,000
Preferred stock dividends	(49,684)	(121,276)	(84,186)
Exercise of stock options	-	18,000	1,960
Net cash flows from financing activities	(962,923)	(1,094,094)	5,799,351
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,519)	(2,079,452)	2,373,874
CASH AND CASH EQUIVALENTS - Beginning of Year	1,020,975	3,100,427	726,553
CASH AND CASH EQUIVALENTS - END OF YEAR	$944,456	$1,020,975	$3,100,427

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to multi-dwelling unit customers. The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2007, 2006 and 2005, the Company incurred net losses of $6,088,353, $10,183,723 and $7,475,000, respectively. At December 31, 2007, the Company had an accumulated deficit of $78,171,139. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to sell certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations through 2008:

1.	Reduction of operating expenses by controlling payroll, professional fees and other general and administrative expenses.
2.
Sale of video assets on a strategic basis. The Company, based on recent transactions, believes there is an active market for its video subscriber assets. The Company believes it can sell these assets, under certain circumstances, at prices at or above their current carrying value. However, there is no guarantee these sales will ultimately be favorable to the Company.

3.	Solicit additional equity investment in the Company by either issuing preferred or common stock.
4.	Continue to market Multiband services and acquire additional multi-dwelling unit customers.
5.	Control capital expenditures by contracting Multiband services and equipment through a landlord-owned equipment program.
6.
Delivery of video services to residents of single family homes. Effective March 1, 2008 the Company purchased 51% of the outstanding stock of Michigan Microtech, Inc. (MMT), formerly a wholly owned subsidiary of DTHC. MMT installs DirecTV video services in single family homes. Historically MMT has been profitable. The Company anticipates that by combining MMT operations with Multiband operations that it will achieve a beneficial impact to its consolidated cash flows and operating results. However, there is no guarantee that these combined results will ultimately be favorable to the Company.

7.	Expansion of call center support via sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

Principles of Consolidation

The consolidated financial statements include the accounts of Multiband Corporation (MB) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MDU), Rainbow Satellite Group, LLC (Rainbow), Multiband Subscriber Services, Inc. (MBSS), Multiband USA, Inc. (MBUSA) and URON Inc. (URON) (see Note 9). All significant intercompany transactions and balances have been eliminated in consolidation.

In August 2006, the Company completed a stock dividend and sold the remaining interest of URON (see Note 9).

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Discontinued Operations

During the first quarter of 2005, the Company sold certain assets and transferred certain liabilities related to its Multiband Business Services (a/k/a CTU). The Company began discussions and efforts to sell these assets in the fourth quarter of 2004. These assets met the requirements of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” as being held for sale. Operations and cash flows were eliminated as a result of the sale and the Company will not have any significant involvement in the operations after the sale. In accordance with appropriate accounting rules, these results are presented on a historical basis as a separate line in the consolidated statements of operations and the consolidated balance sheets entitled “Discontinued Operations”. All of the financial information in the notes to the consolidated financial statements reflects only the results of continuing operations (see Note 15). At December 31, 2007 and 2006, the Company had current liabilities of discontinued operations of $0 and $125,000, respectively.

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

The Company earns revenues from four sources: 1) Voice, video and data communications products which are sold and installed, 2) Multiband user charges to multiple dwelling units, 3) MBUSA user charges to timeshares, and 4) MDU earns revenue primarily through the activation of and residual fees on video programming services.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

The Company has determined that the accounting policies for income recognition described above were in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. EITF No. 99-19 employs multi-factor tests to determine whether amounts charged to customers in respect of certain expenses incurred should be included in revenues or netted against such expenses. The Company reports DirecTV revenue on a net basis.

In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. The Company adopted EITF 06-3 during the year ended December 31, 2007, and it did not have any impact on our results of operations or financial condition. The Company’s policy is to present taxes imposed on revenue-producing transactions on a net basis.

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

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of approximately $75,000 and $229,400 at December 31, 2007 and 2006, respectively.

Inventories

Inventories, consisting principally of purchased video and internet (both wireless and other) equipment and parts, are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for such equipment.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

In October 2006, the Company entered into an agreement with Consolidated Smart Broadband Systems, LLC (CSBS) to sell its video assets located in California. Pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, the Company treated these assets as “held for sale” effective October 31, 2006. The total amount of property and equipment held for sale as of December 31, 2006 amounted to $1,244,236. The Company recorded an impairment charge of $304,402 to property and equipment related to the sale (see Note 2).

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

Debt Issuance Costs

Debt issuance costs are amortized over the life of the loans of approximately 18 to 36 months using the straight-line method, which approximates the interest method. Debt issuance costs are fully amortized at December 31, 2007.

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

The Company internally performed the required goodwill impairment test during the years ended December 31, 2007 and 2006. Pursuant to the sale of video assets to Consolidated Smart Broadband Systems, LLC.,(CSBS) (see Note 2), the Company recorded an impairment charge of $2,261,500 for the year ended December 31, 2006. This charge was determined based upon the excess net book value of assets sold over the known proceeds from the sale as of March 1, 2007. The impairment charge was allocated in the amount of $417,465 to goodwill, $1,539,633 to intangible assets and $304,402 to property and equipment.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

The balance of goodwill at December 31, 2007 and 2006 was $16,757 and $509,086, respectively (see Note 2).

Components of intangible assets are as follows:

	December 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Domain name	$83,750	$83,750	$83,750	$83,750
Right of entry contracts	993,393	618,027	8,955,558	3,591,598
Subscriber lists	9,697,879	6,001,169	9,697,879	4,411,865
Debt issuance costs	499,837	499,837	499,837	485,198
Total	11,274,859	7,202,783	19,237,024	8,572,411
Impairment of intangibles	-	-	-	1,539,633
Total including impairment	$11,274,859	$7,202,783	$19,237,024	$10,112,044

Amortization of intangible assets was $2,352,243, $3,419,150, and $3,374,723 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2008, 2009, 2010, 2011, 2012 and thereafter is $1,678,779, $1,670,427, $586,965, $36,139, $36,139 and $63,627, respectively. The weighted average remaining life of the intangibles is 2.6 years with right of entry average life of 5.2 years and customer cable lists of 2.3 years. The reduction in intangible value during 2007 is due to a sale of subscribers to Directech MDU “Directech” and MDU Communications “MDUC” (see Note 2). The reduction in intangible value during 2006 is due to a sale of subscribers to CSBS (see Note 2) whereby the Company recorded an impairment to intangible assets of $1,539,633. Assets held for sale do not include intangible assets or goodwill.

The Company amortized a domain name over its estimated useful life of five years using the straight-line method. The Company amortizes the right of entry contracts and subscriber lists, over their estimated useful lives ranging from 18 to 120 months. Debt issuance costs were amortized over the life of the loan of approximately three years using the straight-line method, which approximates the interest method.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $76,993, $101,295, and $202,701, for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the years ended December 31, 2007 and 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the years ended December 31, 2007 and 2006, total stock-based compensation expense of $711,423 ($0.10 per share), and $821,757 ($0.12 per share) was included in selling, general and administrative expenses, respectively. Estimated stock based compensation expense for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is $657,000, $95,000, $13,000, $0, $0, respectively. This estimate is based on options currently outstanding, could be more in the future.

The Company calculates expected volatility for stock options and awards using historical volatility, as the Company believes the expected volatility will approximate historical volatility. The starting point for the historical period used is July 1, 2001. The Company estimates the forfeiture rate for stock options using 2% for all employees.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to its stock-based employee compensation for the year ended December 31, 2005.

2005
Loss attributable to common stockholders	$(10,827,229)
Pro forma loss attributable to common shares	$(11,277,908)
Basic and diluted loss attributable to common shareholders:
As reported	$(.37)
Pro forma loss attributable to common shares	$(.39)
Stock-based compensation:
As reported	$-
Pro forma	$450,679

In determining the compensation cost of the options granted during fiscal 2007, 2006 and 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	2007	2006	2005
Risk-free interest rate	4.56%	4.72%	3.91%
Expected life of options granted	10 years	10 years	10 years
Expected volatility range	242%	216%	209%
Expected dividend yield	0%	0%	0%

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants and convertible preferred shares) had been issued. All options, warrants and convertible preferred shares outstanding during the years ended December 31, 2007, 2006 and 2005 were anti-dilutive due to net losses for each of the years then ended.

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

Recently Issued Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during February 2008, the FASB issued FASB staff position 157-2, which defers the effective date of certain provisions of SFAS 157 related to fair value measure of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is currently assessing the effect that SFAS 157 will have on its results of operations and financial position.

During February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe that the adoption of SFAS 159 will have a material effect on its results of operations or financial position.

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. The Company believes that any business acquisition transactions that occur after the adoption of SFAS 141 (Revised 2007) will have a material effect on its results of operations and financial position. The Company does not believe that the adoption of SFAS 141 (Revised 2007) will have a material effect on its results of operations or financial position.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the effect that SFAS 160 will have on its results of operations and financial position.

During March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not believe the adoption of SFAS No. 161 will have a material effect on its results of operations or financial position.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 2 – Business Acquisitions/Sales Transactions

On August 26, 2005, the Company completed its acquisition of certain assets of Dinamo Entertainment, Inc.(Dinamo) (MCS segment) for $2,074,225, $652,500 of which was paid for in Company stock, valued at $1.50 per share (as negotiated between buyer and seller), $475,000 of which was paid for in cash, and the remaining balance of $600,000 as a note payable to the former owner payable in monthly payments of $14,091 including interest at 6% with a balloon payment of $317,933 due in November 2007. The note is collateralized by the assets acquired as part of the purchase. Included in the purchase price were assumed liabilities of $170,200. A portion of these liabilities were paid with $75,000 in cash at closing and 40,000 shares (pre-split) of Company stock with a fair market value of $50,000 with the remaining balance of $45,200 related to the assumption of capital leases. In connection with the acquisition, the Company incurred a $176,525 finder’s fee paid in cash at closing. The consideration paid was based on the Company’s analysis of the value of the acquired video equipment and related 3,000 video subscribers. The Company recorded $1,450,000 in equipment, $474,225 in intangible assets and $150,000 in goodwill. Substantially all of the Dinamo acquisition assets were sold March 1, 2007 to Consolidated Smart Broadband Systems, LLC (complete description provided later in this footnote).

Effective April 1, 2005, the Company purchased certain video assets (equipment and video subscribers) from Ultravision, Inc. (MCS segment) for $287,050 cash including a finder’s fee of $12,050.

Effective September 30, 2005, the Company sold certain video subscriber assets located in Ohio, Oklahoma and Texas to Satellite Broadcasting Corporation (SBC) (MCS segment). The Company sold 152 video subscribers for $167,000; $91,500 in cash and the balance in a three year note. Terms of this note include variable monthly payments at 7% with a balloon payment in October 2008. The Company recorded a gain on the sale of $94,277 for the year ended December 31, 2005. Effective the same date, the Company purchased approximately 550 video subscribers in Minnesota from SBC for a total purchase price of $420,125, paid as follows: $200,000 cash at closing; $105,000 in Company common stock valued at $1.50 per share (as negotiated by buyer and seller); and the assumption of a capital lease obligation of $105,000. Terms of this capital lease obligation include monthly payments of $3,223, including interest at 7% through November 2008, and is collateralized by assets purchased. Included in the purchase price is $10,125 related to a finder’s fee. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. The Company allocated the purchase price to intangibles of a right of entry contracts with a value of $315,125 and equipment of $105,000. The rights of entry contract will be amortized over its estimated useful life of 108 months.

Effective July 1, 2006, the Company acquired the video assets and rights of entry of Extreme Video Enterprise, LLC for a total purchase price of $578,125 which includes imputed interest of $95,066. The assets included 5,567 homes under rights of entry and 928 subscribers. The reason for the purchase is to continue to expand the Company’s services related to multi-users of voice, data and video services. 162,500 shares (pre-split) of restricted common stock valued at $1.00 per share (fair value at the date of the agreement) were issued to the Seller as part of the consideration for the purchase. The balance of the purchase of $415,625 is to be paid in 48 equal payments and is collateralized by the assets purchased. The first payment of $8,659 was paid at closing. The note bears an imputed interest rate of 14.0%. The agreement allows for a reduction of the purchase price if the annual cash flow generated is less than $94,000 in the first 3 years and less than $7,844 per month in the final year of the repayment of the note payable. Any shortfall will be deducted from the payment dollar for dollar. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. The rights of entry will be amortized over its estimated useful life of 36 months. The expected life of the cable systems will also be 36 months.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Effective September 20, 2006, the Company acquired the video assets and rights of entry of Rand’M for a total purchase price of $146,500 which includes imputed interest of $30,470. The assets included approximately 2,350 homes under rights of entry. The reason for the purchase is to continue to expand the Company’s services related to multi-users of voice, data, and video services. The purchase price of $146,500 was paid in 42 equal monthly payments of $3,250 and one payment of $10,000 on September 20, 2007, and was collateralized by the assets purchased. This note bears an imputed interest rate of 14.0%. The purchase price was allocated to the acquired assets based on the estimated fair values as of the acquisition date. The Company recorded $166,760 for equipment and $432,329 for the value of the rights of entry. The rights of entry were being amortized over its estimated useful life of 18 months. The expected life of the cable systems were also being amortized over 18 months. Substantially all of the Rand’M acquisition assets were sold March 1, 2007 to Consolidated Smart Broadband Systems, LLC (complete description provided later in this footnote).

Effective September 29, 2006, pursuant to the agreement referenced in Note 2, the Company sold five rights of entry agreements located in California to Consolidated Smart Broadband Systems, LLC. The Company sold the assets for $386,000 in cash subject to a $24,900 reserve related to a contingency. The Company recorded a gain on the sale of approximately $178,000.

Effective November 1, 2006, the Company sold the rights of entry agreements and related video assets of four properties located in Florida to HBL Communications for $200,000 in cash. The Company recorded a gain on the sale of approximately $14,000.

The Company had $1,244,236 of assets held for sale on December 31, 2006 related to video assets located in California. Effective March 1, 2007, the Company, pursuant to an asset purchase agreement entered into October 19, 2006 (the “agreement”), completed the sale of substantially all of its video assets located in California to Consolidated Smart Broadband Systems, LLC (CSBS). The purchase price paid by CSBS was $1,214,000 at closing plus an additional $100,000, paid on March 30, 2007 consisting of cash proceeds of $757,731 and direct payments to lenders of $556,269 (including $22,338 of imputed interest). The ultimate purchase price to be paid by the CSBS for the assets will be determined, in part, by an earnout formula detailed in the agreement tied to free subscriber cash flow and length of right of entry contracts. The ultimate price paid for the assets will not be known until sometime in 2008 due to the aforementioned contingencies.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company classified the assets as held for sale, and recorded an impairment charge for the year ended December 31, 2006, that was determined based upon the excess net book value of assets sold over the known proceeds from the sale. Any consideration received for the assets during future accounting periods based upon the earnout formula was recognized as a gain on sale of assets in that period. The results of the sale of the California assets resulted in a loss of $40,110, which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the year ended December 31, 2007.

Effective March 31, 2007, the Company completed the sale of substantially all of its video assets located in Ohio to Directech MDU (“Dtech”). The purchase price paid by Dtech was $745,790. The purchase price consisted of the assumption of a note payable for the gross value of $329,036 and $416,754 cash paid at closing on April 20, 2007. The sale of the Ohio assets resulted in a gain on sale in the amount of $324,626, which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the year ended December 31, 2007. The proceeds of $683,897, including assumed liabilities of $267,143, less the net book value of the MCS segment assets sold amounted to a gain on sale of $324,626.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

On October 16, 2007, the Company completed the sale to MDU Communications (MDUC) of approximately 9,800 subscriptions and the related assets located in 181 multi-family properties located throughout Florida, Illinois, New York, Colorado, New Jersey, and Texas. Total proceeds for MCS assets sold amounted to approximately $3,325,000, consisting of cash proceeds of $1,476,753, selling expenses paid by MDUC of $135,000 and the remainder on debt and liabilities paid directly by MDUC. The sale resulted in a loss of $461,687 which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the year ended December 31, 2007. The aforementioned loss primarily resulted from fewer multi-family properties being sold to MDUC than was originally intended in the party’s asset purchase agreement. Certain properties could not be sold due to the Company’s inability to obtain some property owners consent to assignment. The difference in the mix of properties ultimately transferred to MDUC increased the loss on sale compared to what the Company originally estimated upon execution of the asset purchase agreement in July 2007.

These sales were not reported as a discontinued operation because the assets sold did not constitute a segment or component of the Company’s business, and the Company retained assets and on-going service rights associated with the video subscribers.

NOTE 3 - Property and Equipment

Property and equipment consisted of the following at December 31:
	2007	2006
Leasehold improvements	$844,828	$816,692
Office equipment and furniture	3,239,315	2,808,707
Subscriber related equipment	2,916,796	4,040,259
Property and equipment under capital lease obligations	467,878	1,414,391

Total property and equipment	7,468,817	9,080,049
Less accumulated depreciation & amortization	(5,421,422)	(5,096,394)
Less accumulated depreciation & amortization capital leases	(278,134)	(623,813)

Total property and equipment, net	$1,769,261	$3,359,842

Depreciation and amortization expense on property and equipment for continuing operations was $1,286,300, $1,928,101, and $1,664,651 for the years ended December 31, 2007, 2006 and 2005, respectively.

Depreciation and amortization expense on property and equipment for the discontinued operations was $0, $0 and $56,188, for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 4 – Notes Receivable

Notes receivable consisted of the following at December 31:
	2007	2006
Notes receivable – SBC-OK/TX, variable monthly principal payments based on revenue generated plus interest of 7%, due October 2008. Note is collateralized by certain assets.	$40,235	$47,449
Notes receivable – SBC-Ohio, variable monthly principal payments based on revenue generated plus interest of 7%, due October 2008. Note is collateralized by certain assets.	19,626	22,407

Total notes receivable	59,861	69,856
Less: current portion	(59,861)	(6,116)

Long-term portion of notes receivable	$-	$63,740

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following at December 31:
	2007	2006
Payroll and related taxes	$512,960	$535,919
Accrued preferred stock dividends	642,395	810,249
Accrued liability – vendor chargeback	630,800	1,103,414
Other	745,456	527,774

	$2,531,611	$2,977,356

NOTE 6 - Long-term Debt

Long-term debt consisted of the following at December 31:
	2007	2006
Debenture payable - Convergent Partners I, L.P., see terms in note below.	$1,500,000	$2,500,000
Notes payable – group of accredited institutional investors, net of original issue discount and beneficial conversion of note payable into common stock of $0 and $30,413 at December 31, 2007 and 2006. Interest is 6% payable semi-annually in cash or common stock at the Company’s election, due November 2007, collateralized by certain assets of the Company and subordinated. This note payable is past due as of December 31, 2007 (see Note below).	66,666	492,258
Note payable – DeLage Landen Financial Services, monthly installments of $1,765 including interest at 10.40%, due July 2010.	46,460	-
Note payable – Lexstar Tower One, LP, monthly installments of $2,737 including interest at 4.00%, due August 2010.	82,818	-
Note payable – Vern Swedin, Note payable in 18 monthly installments, beginning January 30, 2005 with an interest rate of 6%, unsecured and due in July 2006. On January 18, 2008, the Company issued 7,500 shares of common stock at $2.60 per share in settlement of this debt resulting in a gain on extinguishment of debt of $29,965.	44,446	44,446
Notes payable, interest at 7%, the Company’s intent is to pay this note via reduction of life insurance proceeds, collateralized by life insurance policy owned by the Company.	36,876	38,208
Note payable - Lexus Tower I, Limited Partnership. This note was modified during 2007 (see Note 13 and Lexstar Tower One, LP note above)	-	239,750
Note payable - Laurus Master Fund LTD. This note was paid in full during 2007.	-	45,449
Note payable – Extreme Video. This note was paid in full during 2007.	-	280,888
Note payable – Rand’M. This note was paid in full during 2007.	-	108,311
Note payable – Dell Marketing C.P. This note was paid in full during 2007.	-	25,021
Notes payable – Dinamo Entertainment. This note was paid in full during 2007.	-	451,427

Total long-term debt	1,777,266	4,225,758
Less: current portion	(1,658,342)	(1,255,994)
Long-term debt, net	$118,924	$2,969,764

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Future maturities of long-term debt are as follows for the years ending December 31:

2008	$1,658,342
2009	50,329
2010	31,717
2011	-
Thereafter	36,878
Total future minimum payments	$1,777,266

In June 2005, the Company borrowed $2,000,000 from Convergent Capital Partners I, L.P. in connection with an amendment of an original debt agreement. The amendment extended the due date to May 2009 and the Company is required to comply with certain financial covenants. As of December 31, 2007, the Company failed to meet the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of three million dollars and positive EBITDA for the quarter ended December 31, 2007 of $150,000. Convergent Capital provided the Company with a waiver of both covenants for the year ended December 31, 2007. In accordance with EITF 86-30 “Classification of obligations when a violation is waived by the creditor”, the Company has classified the debt as current as of December 31, 2007, principally based on management’s assessment that the Company is unlikely to be in compliance with the covenants during 2008. The Company paid $1,000,000 on the note during 2007. The Company is required to pay monthly interest only payments through the due date. The outstanding balance of the debenture was $1,500,000 at December 31, 2007 and $2,500,000 at December 31, 2006. The interest rate varies from 11% to 14% dependent on the Company’s stock prices (14% at December 31, 2007 and 2006). The debenture agreement is collateralized by substantially all of the assets of the Company.

In November 2004, the Company borrowed $2,166,667 from a group of accredited institutional investors. The notes are convertible into shares of common stock at a conversion rate of $1.00 per share. The notes accrue interest at the rate of 6% per annum, which interest is payable semi-annually in cash or common stock at the Company's election. The notes were due to be paid in full November, 2007. The proceeds of $2,166,667 were allocated between the notes and the intrinsic value of the conversion option. The resulting original issue discount and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 was being amortized over the life of the notes using the straight-line method, which approximates the interest method. These notes are collateralized by certain assets and are subordinated. During the year ended December 31, 2006, the Company converted principal of $200,000 and accrued interest of $4,166 into 40,833 shares of common stock. During 2007, the Company paid $456,005 on the principal balance. The Company converted accrued interest of $17,680 into 3,536 shares of common stock during the year ended December 31, 2007. The outstanding balance as of December 31, 2006 was $492,258, net of original issue discount of $30,413. The outstanding balance as of December 31, 2007 was $66,666. This note payable is past due as of December 31, 2007.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 7 - Capital Lease Obligations

The Company has lease financing facilities for property, equipment and leasehold improvements. Leases outstanding under these agreements bear interest at an average rate of 13.87% and expire through June 2010. The obligations are collateralized by the property under lease excluding certain sold property items. Total cost and accumulated amortization of the leased equipment was $467,878 and $278,134 at December 31, 2007 and $1,414,391 and $623,813 at December 31, 2006. Amortization expense related to these obligations is included in depreciation expense.

Future minimum capital lease payments are as follows for the years ending December 31:

2008	$265,804
2009	197,755
2010	77,066
Less: amounts representing interest	(65,865)

Present value of future minimum lease payments	474,760
Less: current portion	(225,291)
Capital lease obligations, net of current portion	$249,469

NOTE 8 - Note Payable - Stockholder

On June 30, 2003, the Company borrowed $124,000 from a stockholder of the Company with monthly payments of $5,600 including interest at 7.85%, due in June 2005, and unsecured. The balance due at December 31, 2006 was $24,739. The note was paid in full during 2007. Interest expense related to this note payable was $464, $2,289, and $3,549 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 9 - Stockholders' Equity

Capital Stock Authorized

The articles of incorporation authorize the Company to issue 20,000,000 shares of no par capital stock. Authorization to individual classes of stock is determined by a Board of Directors resolution. All shares have been allocated to common stock except for 2,435,015 shares reserved for preferred stock as follows:
•	275,000 shares of Class A cumulative convertible preferred stock,
•	60,000 shares of Class B cumulative convertible preferred stock,
•	250,000 shares of Class C cumulative convertible preferred stock,
•	250,000 shares of Class D cumulative convertible preferred stock,
•	400,000 shares of Class E cumulative convertible preferred stock,
•	500,000 shares of Class F cumulative convertible preferred stock,
•	600,000 shares of Class G cumulative convertible preferred stock,
•	15 shares of Class H cumulative convertible preferred stock and
•	100,000 shares of Class I cumulative convertible preferred stock

On July 18, 2007, the Company’s Board of Directors authorized a 1 for 5 reverse stock split of the Company’s common stock, effective August 7, 2007. In conjunction therewith, the Company amended its articles of incorporation to reduce its authorized capital shares from 100 million to 20 million to conform to Minnesota statutory requirements. The Company, in accordance with FAS 128 “Earning per Share”, gave retroactive effect of the common shares for the reverse stock split transaction in the accompanying balance sheet and the statement of operations.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

Series I Convertible Preferred Stock

On February 3, 2005, Multiband Corporation completed a $10 million private placement of the Company’s Series I Convertible Preferred Stock. The offering was made by Special Situations Fund of New York, NY through its designated fund, Special Situations Fund III QP, L.P. Under the terms of the preferred stock offering, the Company issued 100,000 shares of its Series I Convertible Preferred Stock in the aggregate offering amount of $10 million. The shares of Series I Convertible Preferred Stock contain a monthly dividend that is payable at prime plus 10% through August 31, 2005, at prime rate from September 1, 2005 through August 31, 2006, and at prime rate plus 1% thereafter, (8.25% and 9.25% at December 31, 2007 and 2006, respectively). At December 31, 2007, $3,950,000 worth of preferred stock value remains to be converted into 526,667 shares of common stock at a rate of $1.50 per share ($7.50 per share as adjusted for August 2007 reverse stock split). In addition, the investors received three-year warrants to purchase shares of common stock at exercise prices of $1.57 and $1.73 per share. In February, 2008 these warrants have expired. The Company was also required to file a registration statement providing for the resale of shares issuable upon the conversion of the Series I Convertible Preferred Stock and upon exercise of the warrants which was declared effective in September 2005. On March 18, 2008, the remaining $3,950,000 worth of preferred stock value was converted into 526,667 shares of common stock.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Mandatory Redeemable Preferred Stock

In 2004, the Company issued 50,000 shares of mandatory redeemable preferred stock valued at $500,000 pursuant to the purchase of Rainbow and a put option given to the Rainbow sellers. The Rainbow sellers have exercised $279,745 value of the put option equal to 27,975 shares of preferred stock. The mandatory redeemable preferred stock had an outstanding balance of $220,256, and $280,000 as of December 31, 2007 and 2006, respectively.

Stock Dividend

As of May 1, 2006, certain Multiband shareholders of record and certain contingent rights holders became eligible for a distribution of URON common stock based on the holder’s ownership of Multiband shares or rights as of that date. The holders received .05 shares of URON common stock for each share or right to a share of Multiband common stock held on the record date. In July 2006, URON’s Form 10-SB was declared effective by the SEC. On August 10, 2006, the stock distribution occurred. In August 2006, Multiband sold its majority interest in URON to Lantern Advisors for $75,000 in cash. As of December 31, 2007, Multiband had the voting rights for and was holding in trust 58,161 common shares of URON for various contingent rights holders whose rights are tied to potential future warrant exercises or preferred stock conversions. As of February 4, 2008, the certain aforementioned contingent rights were not exercised by the various holders, therefore Multiband now owns 37,994 shares of URON (as adjusted for a 1 for 10 reverse stock split).

Stock Compensation Plans

The Company has a 1999 Stock Compensation Plan, which permits the issuance of restricted stock and stock options to key employees and agents. All outstanding incentive stock options granted under the prior 1997 Stock Options Plan continues until all agreements have expired. There are 860,000 shares of common stock reserved for issuance through restricted stock, non-qualified stock option awards and incentive stock option awards. The Plans also provide that the term of each award be determined by the Board of Directors. Under the Plans, the exercise price of incentive stock options may not be less than the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

The Company also has a 2000 Non-employee Director Stock Compensation Plan, which permits the issuance of stock options for 250,000 shares of common stock to non-employee directors. The exercise price of the stock options is the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan, which allows for the sale of 80,000 shares of Company common stock to qualified employees. At December 31, 2007 and 2006, no shares were issued under the Plan.

Stock Subscriptions Receivable

The Company has stock subscriptions receivable including interest receivable totaling $170,888 and $229,927 due to the Company at December 31, 2007 and 2006, respectively, from the issuance of common stock. The agreements require monthly interest only payments at interest ranging from 2% to 9% on the outstanding receivable balances. One stock subscription is due February 2008. The second stock subscription receivable agreement was amended in February 2007. Subsequent to year end, this subscription receivable was reduced $61,333 for the 60,000 common shares returned to the Company. At this time the due date of the remaining note balance of $122,667 was extended to February 2009. The receivables are collateralized by the common stock issued. At December 31, 2007 and 2006, the Company has reserved $160,761 and $100,761 related to stock subscriptions and interest receivable deemed to be uncollectible. The Company does not record interest receivable on the outstanding receivable balance once they have determined it to be uncollectible.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Restricted Stock

The Company awards restricted common shares to selected employees. Recipients are not required to provide any consideration other than services. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The fair value at the date of grant related to the shares awarded is generally amortized over three years, the vesting term of the awards. No compensation expense recorded during the years ended December 31, 2007, 2006 and 2005, respectively in connection with the amortization of the award cost.

Stock Options

Stock option activity is as follows for the years ended December 31:

	Options			Weighted-Average Exercise Price
	2007	2006	2005	2007	2006	2005
Outstanding, January 1	613,331	611,986	437,686	$7.55	$7.70	$8.55
Granted	57,600	41,300	302,755	2.75	5.45	7.15
Exercised	-	(6,000)	(400)	-	3.00	4.90
Forfeited	(11,099)	(33,955)	(128,055)	5.66	8.60	9.35
Outstanding, December 31	659,832	613,331	611,986	$7.15	$7.55	$7.70

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was $2.75, $5.45 and $7.15, respectively. Options exercisable at December 31, 2007, 2006, and 2005 were 521,931, 420,071 and 324,798, respectively. The weighted average price of exercisable options for the years ended December 31, 2007, 2006, and 2005 was $9.04, $11.00 and $14.50, respectively.

Options outstanding and exercisable as of December 31, 2007 are as follows:
			Outstanding			Exercisable
				Weighted - Average			Weighted-
Range of Exercise Prices			Options	Exercise Price	Remaining Contractual Life-Years	Options	Average Exercise Price
$2.20	to	$3.85	87,000	$2.84	4.00	55,200	$4.48
$4.25	to	$6.90	160,980	6.13	6.80	122,046	8.08
$7.00	to	$8.60	349,018	7.37	6.50	281,851	9.13
$9.25	to	$14.38	45,100	10.05	2.40	45,100	10.05
$21.57	to	$33.75	17,734	25.93	2.10	17,734	25.93
$2.20	to	$33.75	659,832	$7.15	5.80	521,931	$9.04

Using the closing stock price of $2.71 on December 31, 2007 there were no options outstanding or exercisable with an intrinsic value. The intrinsic value of options exercised in 2007, 2006 and 2005 amounted to $0, $16,500, and $580, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Stock Warrants

Stock warrants activity is as follows for the years ended December 31:

	Outstanding			Weighted - Average Exercise Price
	2007	2006	2005	2007	2006	2005
Outstanding, January 1	3,488,329	3,743,196	2,359,128	$8.05	$8.40	$8.20
Granted	24,202	3,134	1,808,105	2.96	5.25	8.55
Exercised	-	-	(99,793)	-	-	4.95
Forfeited	(423,658)	(258,001)	(324,244)	10.62	12.90	9.00
Outstanding, December 31	3,088,873	3,488,329	3,743,196	$7.64	$8.05	$8.40

The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2007, 2006, and 2005 was $0.96, $0.77, and $1.33, respectively.

Warrants outstanding and exercisable as of December 31, 2007, are as follows:

				Weighted - Average
Range of Exercise Prices			Warrants	Remaining contractual life	Exercise prices
$2.57	to	$5.50	337,805	1.12	$4.96
$6.00	to	$6.50	818,258	2.36	6.26
$7.00	to	$8.63	1,500,391	2.57	8.22
$10.00	to	$11.25	432,419	2.75	10.35
$2.57	to	$11.25	3,088,873	2.38	$7.64

Stock warrants issued for the years ended December 31 were awarded for:

	2007	2006	2005
Common stock	-	-	256,323
Services rendered	24,202	3,134	123,210
Preferred stock	-	-	1,428,572
	24,202	3,134	1,808,105

During the year ended December 31, 2007, the Company issued 13,800 four-year warrants for services related to investor relations with a weighted average exercise price of $3.00. These warrants were valued at $41,400 using the Black Scholes pricing model.

During the year ended December 31, 2007, the Company issued 10,000 three-year warrants for services related to consulting with a weighted average exercise price of $2.57. These warrants were valued at $25,240 using the Black Scholes pricing model.

During the year ended December 31, 2007, the Company issued 402 three-year warrants for services related to sales commissions with a weighted average exercise price of $11.00. These warrants were valued at $900 using the Black Scholes pricing model.

During the year ended December 31, 2006, the Company issued 3,000 four-year warrants for services related to investor relations with a weighted average exercise price of $5.00. These warrants were valued at $11,478 using the Black Scholes pricing model.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

During the year ended December 31, 2006, the Company issued 134 three-year warrants for services related to sales commissions with a weighted average exercise price of $11.00. These warrants were valued at $606 using the Black Scholes pricing model.

On August 10, 2006, 8,571 warrants originally issued to an investor on September 30, 2003, were reissued due to a related warrant agreement with the same investor dated November, 2004.

During the year ended December 31, 2005, the Company issued to common stock investors, 256,323 five-year warrants with a weighted average exercise price of $10.00.

During the year ended December 31, 2005, the Company issued 91,650 five-year warrants for services relating to equity financing with a weighted average exercise price of $9.60.

During the year ended December 31, 2005, the Company issued 1,560 three year warrants with a weighted-average exercise price of $11.00 for services related to investor relations. These warrants were valued at $9,829 using the Black Scholes pricing model.

During the year ended December 31, 2005, the Company issued five-year warrants to purchase 30,000 shares of the Company’s common stock to consultants with an exercise price $6.50 per share. Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will value and record an expense related to the options on the earlier of the date a performance commitment is met or the date the performance is complete. The Company recorded an expense of $147,401 for the year ended December 31, 2005 in accordance with EITF 96-18.

During the year ended December 31, 2005, the Company issued to preferred stock investors 1,428,572 three-year warrants with a weighted average exercise price of $8.25.

During the year ended December 31, 2005, 95,193 warrants were exercised with a weighted average exercise price of $4.95. Based on the warrant agreements, these warrants were exercised in lieu of cash with the warrant holder receiving 20,277 shares of common stock.

During the year ended December 31, 2005, 4,600 warrants were exercised for cash at an exercise price of $5.00.

The fair value of stock warrants is the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions:

	2007	2006	2005
Risk-free interest rate	4.58%	4.88%	3.52%
Expected life	3.00 years	3.50 years	4.28 years
Expected volatility	244%	216%	205%
Expected dividend rate	0%	0%	0%

NOTE 10 - Income Taxes

The Company has generated federal and state net operating losses of approximately $46,762,000 and $38,608,000, respectively, which, if not used, will begin to expire in 2008. Future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits. The change in the valuation allowance was $2,435,000, $1,823,800 and $(531,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Components of net deferred income taxes are as follows at December 31:

	2007	2006
Deferred income tax assets:
Net operating loss carryforwards	$18,705,000	$16,013,000
Depreciation of property and equipment	-	738,000
Amortization of intangibles and goodwill, including impairment	148,000	978,000
Stock-based compensation	613,000	329,000
Asset valuation reserves	182,000	164,000
Accrued liabilities	370,000	313,000
	20,018,000	18,535,000
Less valuation allowance	(18,320,000)	(15,885,000)
	1,698,000	2,650,000
Deferred income tax liabilities:
Value of intangible related to stock purchase of MDU	(1,477,000)	(2,112,000)
Depreciation	(221,000)	(538,000)

Net deferred income tax assets	$-	$-

The Company reclassed certain components of the deferred tax assets for the year ended December 31, 2006 to conform to the presentation used for the year ended December 31, 2007.  The net effect was an increase in deferred tax assets of $387,000, a decrease in the valuation allowance of $79,000 and an increase in the deferred tax liabilities of $466,000. These reclassifications had no effect on the Company’s consolidated net loss for the years ended December 31, 2007 or stockholders’ equity at December 31, 2007 and 2006.

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:
	2007	2006	2005
Federal statutory tax rate benefits	(34.0)%	(34.0)%	(34.0)%
State tax, net of federal benefit	(6.0)	(6.0)	(6.0)
Change in valuation allowance	40.0	40.0	37.7
Other	-	-	2.3
Effective tax rate	0.0%	0.0%	0.0%

The Company has the following net operating loss carryforwards at December 31, 2007, for income tax purposes:

Year of Expiration	Federal Net Operating Loss	State Net Operating Loss
2008	$59,000	$57,000
2009	22,000	22,000
2011	595,000	575,000
2012	25,000	501,000
2018	1,122,000	2,218,000
2019	1,585,000	2,723,000
2020	4,839,000	1,629,000
2021	4,726,000	4,003,000
2022	4,353,000	3,737,000
2023	4,275,000	4,311,000
2024	6,052,000	3,202,000
2025	7,181,000	4,589,000
2026	5,198,000	3,061,000
2027	6,730,000	7,980,000
	$46,762,000	$38,608,000

Under Internal Revenue Code Section 382, utilization of federal losses expiring prior to 2019 is limited to approximately $375,000 each year.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of selling, general and administrative expense in the consolidated statement of operations. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2004 through 2006.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 11 - Supplemental Cash Flows Information

	2007	2006	2005
Cash paid for interest	$473,601	$368,612	$579,449
Non-cash investing and financing transactions:
Note payable issued for prepaid lease	44,407	-	-
Common stock valued at $84,000, issued in lieu of cash for equipment, net of reduction in accounts payable of $19,665	64,335	-	-
Note receivable recorded for sale of discontinued operations	-	-	400,000
Note receivable recorded on sale of intangibles to Satellite Broadcasting Corporation	-	-	75,500
Issuance of common stock for purchase of Satellite Broadcasting Corporation intangibles	-	-	105,000
Common stock issued in relation to acquisition of Dinamo Entertainment, LLC	-	12,400	702,500
Common stock issued in lieu of cash for deferred financing costs	-	-	36,000
Common stock issued in lieu of cash for other current assets	-	-	218,000
Warrants issued for deferred compensation	-	-	213,120
Issuance of accrued liabilities for debt issuance costs	-	-	125,000
Conversion of notes payable and accrued interest to common and preferred stock	17,680	244,333	1,646,190
Conversion of preferred stock to common stock	1,822,400	3,151,500	1,898,001
Reduction of stock subscription receivable related to commission earned on equity transactions	-	-	15,400
Capital lease obligations related to property and equipment	-	539,529	-
Conversion of preferred stock dividends into common stock	637,209	473,001	1,278,625
Capital lease assumed in acquisition of equipment from SBC	-	-	105,000
Purchase of intangible assets	-	54,150	-
Property and equipment, intangibles and goodwill transferred to assets held for sale	-	1,244,236	-
Notes payable issued in relation to the acquisition of Rand’M	-	116,030	-
Notes payable issued in relation to the acquisition of Extreme Video	-	311,900	-
Common stock issued in relation to the acquisition of Extreme Video	-	162,500	-
Distribution of URON, Inc common stock as stock dividends	-	46,989	-
Deferred revenue related to service agreement with URON, Inc. in exchange for other current assets	-	116,500	-
Note payable issued in relation to acquisition of Dinamo Entertainment, LLC	-	-	600,000
Capital lease assumed in acquisition of equipment from Dinamo Entertainment, LLC	-	-	45,200
Property and equipment acquired through capital lease obligation	-	-	16,185
Reduction of notes payable, net of imputed interest in connection with the sale of intangible assets and related equipment	532,015	-	-

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 12 - Retirement Savings Plan

The Company has 401(k) profit sharing plan covering substantially all full-time employees. Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code. The Company made no discretionary contributions for any of the years presented.

NOTE 13 - Commitments and Contingencies

Operating leases

The Company has various other operating leases for its corporate office space, vehicles and equipment with lease terms expiring at various dates through August, 2017. The monthly base rents range from approximately $26,000 to $35,000, net of payments received from subleases. The leases contain provisions for payments of real estate taxes, insurance and common area costs. In July 2003, the Company entered into an agreement to sublease a portion of their office space through August 2008 for approximately $5,000 per month. In March 2006, the sublessee executed the early out option in the lease. An amount of approximately $57,000 was paid by the sublessee for the early release.

Total rent expense for the years ended December 31, 2007, 2006 and 2005 including common area costs and real estate taxes was approximately $448,000, $368,000 and $622,000, respectively.

Future minimum rental payments, net of payments for subleases, are as follows for the years ending December 31:

Year	Amount
2008	365,000
2009	385,000
2010	357,000
2011	313,000
2012	313,000
Thereafter	605,000
$2,338,000

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease. The Company remains obligated to provide free rent to CTLLC through March 31, 2007 as defined in the purchase agreement of MBS (see Note 15). This guaranty has no effect on the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $348,881 in rent payments plus any associated charges such as property taxes and common area maintenance. The Company has evaluated the accounting guidance of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees” and has determined that it does not apply to this guaranty.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Significant Relationship

The Company is master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August 2005. The initial term of the agreement expires in August 2008 and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Termination of the Company’s DirecTV agreement would have a material adverse impact on the Company’s on-going operations. As of December 31, 2007, the Company believes that its system operator network has been activating new subscribers at a pace sufficient to achieve an automatic renewal of the aforementioned Master System Operator agreement when it expires. However, there is no guarantee that said agreement will be renewed. Revenues generated from DirecTV amounted to 65.94% and 58.04% of total revenue in 2007 and 2006, respectively. Accounts receivable from this customer was 56.30% and 61.74% of total accounts receivable as of December 31, 2007 and 2006, respectively.

Bulk Subsidy Reserve

Subsequent to year end, DTV informed the Company’s management that the Company must review and update the subscriber counts associated with bulk properties. The Company estimates that the result of this analysis will be a reduction to the subscriber count of approximately 750 active bulk subscribers. Bulk subsidy revenue is generated when bulk subscriber counts are greater than the benchmark set by DTV. The Company has recorded a bulk subsidy reserve of $150,000 at December 31, 2007 to reflect the anticipated impact of the decrease in subscriber count on the bulk subsidy revenue dollars received in 2008 related to 2007 and earlier subscribers. This reserve is netted against DTV estimated receivables on the consolidated balance sheet at December 31, 2007 and netted against revenues in the consolidated statement of operations for the year ended December 31, 2007.

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

Gain on Extinguishment of Debt

Effective June 30, 2007, the Company revised its debt agreement with Lexus Tower I, L.P. to pay for certain leasehold improvements at its Fargo, ND location, resulting in a reduction of the outstanding principal in the amount of $118,040. The note is payable in 37 monthly installments of $2,737 including interest at 4%. This modification was accounted for as a gain on extinguishment of debt in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The gain of $118,040 for the year ended December 31, 2007 was included in other income in the consolidated statement of operations.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 14– Business Segments

The Company has the following business segments. Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. The MDU segment represents results as the master service operator for DirecTV. The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers. The discontinued operations segment includes the Multiband Business Services segment (see Note 15).

Segment disclosures are as follows:

Year Ended December 31, 2007	Multiband Corp	MDU	MCS	Discontinued Operations	Total
Revenues	$-	$9,947,848	$5,137,756	$-	$15,085,604
Income (loss) from operations	(4,320,701)	2,953,736	(4,399,150)	-	(5,766,115)
Identifiable assets	1,272,271	4,652,909	2,968,249	-	8,893,429
Depreciation and amortization	239,411	1,604,905	1,779,587	-	3,623,903
Capital expenditures	4,554	5,153	374,127	-	383,834

Year Ended December 31, 2006	Multiband Corp	MDU	MCS	Discontinued Operations	Total
Revenues	$-	$10,477,802	$7,573,799	$-	$18,051,601
Income (loss) from operations	(4,713,896)	4,066,850	(8,492,405)	-	(9,139,451)
Identifiable assets	2,478,638	6,443,625	9,063,793	-	17,986,056
Depreciation and amortization	232,211	1,604,313	3,331,685	-	5,168,209
Capital expenditures	42,150	-	950,958	-	993,108

Year Ended December 31, 2005	Multiband Corp	MDU	MCS	Discontinued Operations	Total
Revenues	$-	$8,572,160	$7,943,266	$-	$16,515,426
Income (loss) from operations	(3,071,040)	2,691,921	(5,458,620)	-	(5,837,739)
Identifiable assets	4,273,913	7,984,082	14,013,410	-	26,271,405
Depreciation and amortization	221,885	1,604,316	2,954,235	-	4,780,436
Capital expenditures	29,021	-	904,616	42,840	976,477

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system. Depreciation and amortization above does not include depreciation and amortization related to discontinued operations. The cash flow statements presentation of depreciation and amortization includes the depreciation and amortization from discontinued operations.

NOTE 15– Sale of Business Segment

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
December 31, 2007, 2006 and 2005

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
Sale Price
Cash proceeds	$1,682,184
Note receivable	400,000
Assumed liabilities	438,868
Total sale price	2,521,052
Assets sold
Inventory, net of reserve	1,045,110
Property and equipment	52,351
Net assets sold	1,097,461
Less costs and expenses
Broker’s fee	122,500
Other selling expense	10,135
Sublease for one year at no charge	500,000
Additional free rent related to inventory adjustment	500,000
Legal and accounting costs	37,600
Total costs	1,170,235
Net gain on sale	$253,356

The following are condensed statements of operations of the discontinued operations:

Statement of Operations	2007	2006	2005
Revenues	$-	$-	$3,699,983
Cost of sales	-	-	2,701,664
Selling, general and administrative	-	(2,200)	1,122,220
Depreciation and amortization	-	-	56,188
Income (loss) from operations	-	2,200	(180,089)
Impairment of goodwill	-	-	-
Other income (expense)	-	-	(55,440)

Net Income (loss)	$-	$2,200	$(235,529)

During the year ended December 31, 2005, the Company recorded a gain on the sale of CTU of $253,356. This gain was included in discontinued operations for the year ended December 31, 2005 resulting in a gain on discontinued operation on the consolidated income statement of $17,827.

The Company has recorded $1 million in deferred rent liability in relation to the sale of the MBS business segment. This liability is amortized over the 24 month term of the sublease. Amortization has been netted with rent expense and the resulting income of $32,266, $64,400 and $87,587 is included in other income (expense) for the years ended December 31, 2007, 2006 and 2005, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 16 – Subsequent Event

On February 6, 2008, the Company purchased, pursuant to a Supplemental Agreement and Plan of Share Exchange, 51% of the outstanding shares of Michigan Microtech, Inc. (MMT), previously a wholly owned subsidiary of DirecTECH Holding Company, Inc. which equaled 1,020,000 MMT common shares. The consideration paid for the shares was 1,490,000 shares of restricted Multiband common stock and a promissory note, due in February 2013, for $2,246,000. The Multiband shares via negotiation and mutual agreement between buyer and seller were valued at $2.60 per share. The seller received certain piggyback registration rights with regards to the Multiband shares. The Company has not yet finalized the purchase price allocation as it is waiting for financial reports from the seller. The Company purchased MMT to enter the market of installing video services in single family homes. Also, all signing parties to the October 31, 2007 Plan of Merger Agreement involving Multiband Corporation and DirecTECH Holding Company, Inc. have agreed to extend the time to reach a definitive agreement in the matter from March 31, 2008 to December 31, 2008.

In February 2008, the Company signed an asset purchase agreement with US Install LLC. to acquire 100% of its assets in exchange for $95,000 in cash plus 37,879 shares of restricted Multiband common stock to be issued in August, 2008. In addition, the parties executed employment agreements with US Install’s two principals. The parties also executed noncompetition and nonsolicitation agreements with each principal in exchange for cash consideration of $2,500 per agreement. The Company has not yet finalized the purchase price allocation. Funding for the acquisition was secured under a promissory note in the amount of $100,000 between Multiband and Bas Mattingly Master, LLC. The note carries an interest rate of 7% per annum and is due August 20, 2009. The effective date of this transaction is March 1, 2008. The Company purchased US Install LLC to diversify revenue sources.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY
INFORMATION

To Stockholders, Board of Directors and Audit Committee
Multiband Corporation and subsidiaries
New Hope, Minnesota

Under date of March 31, 2008, we reported on the consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005 as contained in the annual report on Form 10-K for the year ended December 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
March 31, 2008

MULTIBAND CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
2007	$229,400	$-	$154,400	(A)	$75,000
2006	386,000	-	156,600	(A)	229,400
2005	225,000	161,000	-		386,000

Stock subscriptions and interest receivable
2007	100,761	60,000	-		160,761
2006	98,000	70,000	67,239	(A)	100,761
2005	71,000	27,009	9		98,000

(A)	Write-off uncollectible receivables