Form 10-Q
period 2008-03-31
MULTIBAND CORP
filed 2008-05-15
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________
FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE PERIOD ENDING MARCH 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer“ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒(do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On May 9, 2008 there were 9,489,826 shares outstanding of the registrant's common stock, no par value, and 312,145 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2008 (unaudited)	March 31, 2007 (unaudited)

REVENUES	$5,714,229	$4,384,955

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	3,820,198	2,178,046
Selling, general and administrative	1,855,283	2,389,256
Depreciation and amortization	737,707	1,049,698
Impairment of assets	58,046	-

Total costs and expenses	6,471,234	5,617,000

LOSS FROM OPERATIONS	(757,005)	(1,232,045)
OTHER EXPENSE
Interest expense	(100,659)	(153,407)
Other income	40,183	23,057
Total other expense	(60,476)	(130,350)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	(817,481)	(1,362,395)

PROVISION FOR INCOME TAXES	28,500	-

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY	18,417	-

NET LOSS	(864,398)	(1,362,395)
Preferred stock dividends	3,881,020	239,927

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,745,418)	$(1,602,322)

BASIC AND DILUTED LOSS PER COMMON SHARE:
NET LOSS	$(.56)	$(.23)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(.56)	$(.23)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	8,497,734	7,087,561

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31, 2008 (unaudited)	March 31, 2007 (unaudited)

NET LOSS	$(864,398)	$(1,362,395)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities:
Unrealized holding gains arising during period	208,969	-

COMPREHENSIVE LOSS	$(655,429)	$(1,362,395)

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2008 (unaudited)	December 31, 2007 (audited)
CURRENT ASSETS
Cash and cash equivalents	$7,303,397	$944,456
Accounts receivable, net	3,867,868	1,560,123
Securities available for sale	208,969	-
Inventories	1,318,586	132,992
Prepaid expenses and other	229,159	135,589
Current portion of notes receivable	62,954	59,861
Total Current Assets	12,990,933	2,833,021
PROPERTY AND EQUIPMENT, NET	1,683,423	1,769,261
OTHER ASSETS
Goodwill	116,757	16,757
Intangible assets, net	6,598,691	4,072,076
Notes receivable - long-term, net	41,921	-
Other assets	604,064	202,314
Total Other Assets	7,361,433	4,291,147

TOTAL ASSETS	$22,035,789	$8,893,429

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Mandatory redeemable preferred stock, 20,526 and 22,026 Class F preferred shares	$205,256	$220,256
Current portion of long-term debt	1,555,542	1,658,342
Current portion of capital lease obligations	221,325	225,291
Accounts payable	6,658,711	2,950,596
Accrued liabilities	3,523,272	2,531,611
Customer deposits	60,582	60,582
Deferred service obligations and revenue	611,989	204,520
Total Current Liabilities	12,836,677	7,851,198
LONG-TERM LIABILITIES
Long-term debt, net	2,208,255	118,924
Capital lease obligations, net of current portion	227,565	249,469
Total Liabilities	15,272,497	8,219,591
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,692,880	-

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (24,728 shares issued and outstanding, $259,644 liquidation preference)	371,708	371,708
10% Class B (3,470 and 3,770 shares issued and outstanding, $36,435 and $39,585 liquidation preference)	34,700	37,700
10% Class C (118,650 and 120,250 shares issued and outstanding, $1,186,500 and $1,202,500 liquidation preference)	1,531,188	1,548,352
10% Class F (150,000 shares issues and outstanding, $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (16,595 and 26,595 shares issued and outstanding, $165,950 and $265,950 liquidation preference)	68,407	111,468
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Variable rate % Class I (0 and 39,500 shares issued and outstanding, $0 and $3,950,000 liquidation preference)	-	-
Common stock, no par value (9,489,826 and 7,451,891 shares issued and outstanding)	37,317,676	29,574,673
Stock subscriptions receivable	(129,221)	(170,888)
Options and warrants	46,083,542	45,871,964
Accumulated comprehensive income - unrealized gain in securities	208,969	-
Accumulated deficit	(82,916,557)	(78,171,139)
Total Stockholders' Equity	4,070,412	673,838
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,035,789	$8,893,429

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2008	2007
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(864,398)	$(1,362,395)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	737,707	1,053,691
Minority interest in net income of consolidated subsidiary	18,417	-
Impairment of intangibles	58,046	-
Amortization of original issue discount	-	8,294
Amortization of imputed interest discount	9,656	-
Loss(gain) on sale of property and equipment and intangible assets	-	(284,516)
Warrants issued for services	-	900
Gain on debt extinguishment	(29,965)	-
Stock based compensation expense	211,578	233,748
Change in allowance for doubtful accounts on accounts receivable	(15,000)	-
Change in reserve for stock subscriptions and interest receivable	(20,053)	15,000
Changes in operating assets and liabilities:
Accounts receivable	293,771	342,086
Inventories	696,949	165,609
Prepaid expenses and other	(84,528)	55,565
Other assets	(20,676)	(21,638)
Accounts payable and accrued liabilities	(1,711,313)	45,656
Deferred service obligations and revenue	407,469	(352,440)
Liabilities of discontinued operations	-	(125,000)
Customer deposits	-	(375)
Net cash flows used by operating activities	(312,340)	(225,815)

INVESTING ACTIVITIES
Purchases of property and equipment	(42,047)	(120,196)
Cash acquired via purchase of MMT	4,043,942	-
Cash collected on other receivables - related parties acquired via the purchase of MMT	2,815,488	-
Purchase of US Installs	(101,000)	-
Proceeds from sale of property and equipment and intangible assets	-	757,732
Net cash flows from investing activities	6,716,383	637,536
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	-	(319,244)
Payments on long-term debt	(10,144)	(129,080)
Payments on capital lease obligations	(63,134)	(56,255)
Payments on note payable to stockholder	-	(24,739)
Payments on mandatory redeemable preferred stock	(15,000)	(21,244)
Payments received on stock subscriptions receivable	387	62
Proceeds from issuance of long term debt	100,000	-
Redemption of preferred stock	(19,000)	(20,500)
Preferred stock dividends	(38,211)	(9,892)
Net cash flows used by financing activities	(45,102)	(580,892)
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	6,358,941	(169,171)
CASH AND CASH EQUIVALENTS
Beginning of period	944,456	1,020,975
End of period	$7,303,397	$851,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amortization of original issue discount	$67,183	$135,509
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Class I preferred stock into common stock	3,744,600	-
Conversion of Class G preferred stock into common stock	100,000	-
Conversion of accrued dividends into common stock	86,236	367,092
Intrinsic value of preferred dividends	1,164	11,336
Purchase of property and equipment via increase of capital lease obligations	12,500	-
Purchase of US Installs via increase in accrued expenses	102,516	-
Acquisition of securities available for sale upon expiration of contingent rights	208,969	-
Reduction of stock subscription receivable via cancellation of common stock	61,333	-
Debt and accrued interest paid with issuance of common stock	19,500	-
Purchase of 51% of MMT via issuance of notes payable and common stock, net of discount for imputed interest	5,782,690	-
Sale of property, equipment and intangible to DirecTECH for other current asset	-	416,754
Debt and interest assumed by DirecTECH as part of asset sale	-	267,143

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Note 1 - Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission.

NOTE 2 - Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to multi-dwelling unit customers and provides video services to single family home customers. The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2008 and 2007, the Company incurred net losses of $864,398 and $1,362,395, respectively. At March 31, 2008, the Company had an accumulated deficit of $82,916,557. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to sell certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's future operations through 2008:

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
6.
Delivery of video services to residents of single family homes. Effective March 1, 2008 the Company purchased 51% of the outstanding stock of Michigan Microtech, Inc. (MMT), formerly a wholly owned subsidiary of DirecTECH Holding Company Inc. (DTHC) (see Note 4). MMT installs DirecTV video services in single family homes. Historically MMT has been profitable. The Company anticipates that by combining MMT operations with Multiband operations that it will achieve a beneficial impact to its consolidated cash flows and operating results. However, there is no guarantee that these combined results will ultimately be favorable to the Company.

7.	Expansion of call center support via sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Principles of Consolidation

The consolidated financial statements include the accounts of Multiband Corporation (MB) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MDU), Rainbow Satellite Group, LLC (Rainbow), Multiband Subscriber Services, Inc. (MBSS), and Multiband USA, Inc. (MBUSA). Effective March 1, 2008, the Company acquired 51% of the outstanding shares of Michigan Microtech, Inc. (MMT) (see Note 4). The minority interest on the consolidated balance sheet and statement of operations represents the 49% of activity for the period which the Company does not own. The consolidated financial statements include the accounts of MMT. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company earns revenues from five sources: 1) Voice, video and data communications products which are sold and installed, 2) Multiband user charges to multiple dwelling units, 3) MBUSA user charges to timeshares, 4) MDU earns revenue primarily through the activation of and residual fees on video programming services provided to residents of multiple dwelling units; and 5) MMT earns revenue primarily through the installation and service of DirecTV (DTV) video programming for residents of single family houses.

Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products. Revenue is recognized when the products are delivered and installed and the customer has accepted and has the ability to fulfill the terms.

Revenue generated from activation of video programming services is earned in the month of activation. According to Multiband's Master System Operator agreement with DirecTV, in the event that a customer cancels within the first 12 months of service, DirecTV has the right to chargeback the Company for a portion of the activation fees received. In accordance with Securities Exchange Commission SAB 104, the Company has estimated the potential charge back of commissions received on activation fees during the past 12 months based on historical percentages of customer cancellations and has included that amount as a reduction of revenue. Residual income is earned as services are provided by DirecTV through its system operators. As a master system operator for DirecTV, the Company earns a fixed percentage based on net cash received by DirecTV for recurring monthly services and a variable amount depending on the number of activations in a given month. The Company’s master system operator contract with DirecTV also permits the Company to earn revenues through its control of other system operators who are unable to provide DirecTV video programming services without the Company’s performance.

MMT has a home services provider (HSP) agreement with DirecTV which allows MMT to install and activate DTV video programming services for residents of single family homes. As a DirecTV HSP, MMT earns revenue for installing and servicing DTV video customers pursuant to predetermined rates set by DirecTV which may vary from time to time. Revenue is recognized upon completion of the delivery and installation of equipment.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

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

Multiband, Rainbow, MDU and MBUSA user charges are recognized as revenues in the period the related services are provided in accordance with SAB 104. Any amounts billed prior to services being provided are reported as deferred service obligations and revenues. MMT installation and services revenues are recognized in the period the related services are provided in accordance with SAB 104.

Goodwill and Other Intangible Assets

We periodically evaluate goodwill and other intangible and long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our business segments. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible and long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill was $116,757 and $16,757 at March 31, 2008 and December 31, 2007, respectively, and is recorded as part of our Multiband Corp. and MCS segments. The increase in goodwill during 2008 is due to the purchase US Install (see Note 4).

Pursuant to the planned future abandonment of a right of entry intangible asset, the Company recorded an impairment charge of $58,046 for the three months ended March 31, 2008. This charge was determined based upon the net book value of assets to be abandoned.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Components of intangible assets are as follows:

	March 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$930,739	$588,675	$993,393	$618,027
Contracts with DirecTV	12,696,944	6,476,244	9,697,879	6,001,169
Customer contracts	102,516	8,543	-	-
Total	13,730,199	7,073,462	10,691,272	6,619,196

Impairment of intangibles	-	58,046	-	-

Total including impairment	$13,730,199	$7,131,508	$10,691,272	$6,619,196

Amortization of intangible assets was $516,920 and $673,069 for the three months ended March 31, 2008 and 2007, respectively. Amortization of debt issuance costs of $0 and $3,993 for the three months ended March 31, 2008 and 2007, respectively, is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2008, 2009, 2010, 2011, 2012 and thereafter is $2,045,243, $2,588,376, $1,513,475, $351,830, $36,139, $63,628, respectively. The weighted average remaining life of the intangibles is 2.67 years with right of entry average life of 5.77 years, contracts with DirecTV of 2.55 years and customer contracts of .92 years as of March 31, 2008.

Share-Based Compensation

The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2008 and 2007, total share-based compensation expense of $211,578 ($.02 per share) and $233,748 ($.03 per share) was included in selling, general and administrative expenses, respectively. Estimated share based compensation expense for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is $712,376, $94,431, $13,897, $112 and $0, respectively. This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

In determining the compensation cost of the options granted during the three months ended March 31, 2008 and 2007, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended March 31, 2008	Three months ended March 30, 2007
Risk-free interest rate	2.50%	4.50%
Expected life of options granted	10 Years	10 Years
Expected volatility range	261%	231%
Expected dividend yield	0%	0%

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three months ended March 31, 2008 and 2007 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Management believes that the Company has three operating segments, MCS, where the Company bills voice, data and video subscribers as a principal; MDU where the Company as a master service operator for DirecTV receives net cash payments for managing video subscribers through its network of system operators and HSP (Home Service Provider), where the Company receives net cash payments for the installation and service of DirecTV (DTV) video programming for residents of single family houses. These video subscribers are billed by DirecTV.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 3 - Sales Transactions

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

Effective March 31, 2007, the Company completed the sale of substantially all of its video assets located in Ohio to DirecTECH MDU (Dtech). The purchase price paid by Dtech was $745,790. The purchase price consisted of the assumption of a note payable for the gross value of $329,036 and $416,754 cash paid at closing on April 20, 2007. The sale of the Ohio assets resulted in a gain on sale in the amount of $324,626, which is included in the selling, general and administrative expenses during the three months ended March 31, 2007. The proceeds of $683,897, including assumed liabilities of $267,143, less the net book value of the MCS segment assets sold amounted to a gain on sale of $324,626.

On October 16, 2007, the Company completed the sale to MDU Communications (MDUC) of approximately 9,800 subscriptions and the related assets located in 181 multi-family properties located throughout Florida, Illinois, New York, Colorado, New Jersey, and Texas. Total proceeds for MCS assets sold amounted to approximately $3,325,000, consisting of cash proceeds of $1,476,753, selling expenses paid by MDUC of $135,000 and the remainder on debt and liabilities paid directly by MDUC. The sale resulted in a loss of $461,687 which is included in the selling, general and administrative expenses of the consolidated statements of operations for the year ended December 31, 2007. The aforementioned loss primarily resulted from fewer multi-family properties being sold to MDUC than was originally intended in the party’s asset purchase agreement. Certain properties could not be sold due to the Company’s inability to obtain some property owners consent to assignment. The difference in the mix of properties ultimately transferred to MDUC increased the loss on sale compared to what the Company originally estimated upon execution of the asset purchase agreement in July 2007.

These sales were not reported as a discontinued operation because the assets sold did not constitute a segment or component of the Company’s business, and the Company retained assets and on-going service rights associated with the video subscribers.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 4 - Business Acquisitions

Effective March 1, 2008, the Company purchased, pursuant to a Supplemental Agreement and Plan of Share Exchange, 51% of the outstanding shares of Michigan Microtech, Inc. (MMT), previously a wholly owned subsidiary of DirecTECH Holding Company, Inc. (DTHC) which equaled 1,020,000 MMT common shares. The consideration paid for the shares was 1,490,000 shares of restricted Multiband common stock valued at $3,854,000 and a promissory note for $2,246,000. The note is secured by the aforementioned MMT common shares, which carries a stated interest rate of 5% per annum and is due February 2013. The Multiband shares, via negotiation and mutual agreement between buyer and seller, were valued at $2.59 per share. The seller received certain piggyback registration rights with regards to the Multiband shares. The note payable was recorded net of a discount for imputed interest of 3% which amortizes monthly as part of interest expense. The total discount for imputed interest amounted to $317,310. The Company purchased MMT to enter the market of installing video services in single family homes. The Company, on a preliminary and unaudited basis, allocated the purchase price to the fair values of MMT assets and liabilities. As part of the acquisition, the Company recognized an intangible asset of $2,999,065 related to MMT’s HSP agreement with DirecTV. The Company will amortize this intangible over the remaining 38 month term of MMT’s home services provided contract with DirecTV. The term of the contract will automatically renew as of April 30, 2011 for additional one year periods unless either MMT or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term. Also, all signing parties to the October 31, 2007 Plan of Merger Agreement involving Multiband Corporation and DirecTECH Holding Company, Inc. have agreed to extend the time to reach a definitive agreement in the matter from March 31, 2008 to December 31, 2008. Due to a number of conditions precedent to completion of the merger including, but not limited to, shareholder approval from both parties, Multiband cannot deem it likely as of this date that the merger as originally structured in the 4th quarter of 2007 will be completed.

Effective March 1, 2008, the Company purchased 100% of the assets of US Install LLC. in exchange for $95,000 in cash plus 37,879 shares of restricted Multiband common stock valued at $102,516 which is included in accrued liabilities on the consolidated balance sheet and to be issued in August, 2008. The Company also incurred acquisition expense of $1,000 related to this purchase. In addition, the parties executed employment agreements with US Install’s two principals. The parties also executed noncompetition and nonsolicitation agreements with each principal in exchange for cash consideration of $2,500 per agreement. The Company allocated the purchase price as follows:

Intangible assets	$102,516
Goodwill	100,000
Total assets acquired	202,516

Proceeds for the acquisition were obtained via an unsecured promissory note in the amount of $100,000 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Bas Mattingly, chairman of DTHC, with DTHC as a 49% owner of MMT. The note carries an interest rate of 7% per annum and is due August 20, 2009. The Company purchased US Install LLC to diversify its revenue sources.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

	2008	2008	2007	2007
	Consolidated as reported	Pro Forma Disclosed	Consolidated as reported	Pro Forma Disclosed
Three months ended March 31, 2008 and 2007
Revenues	$5,714,229	$10,114,109	$4,384,955	$9,824,084

Loss from operations	(757,005)	(524,450)	(1,232,045)	(1,930,905)

Net loss	(864,398)	(721,075)	(1,362,395)	(1,861,413)
Preferred dividends	3,881,020	3,881,020	239,927	239,927
Loss attributable to common shareholders	(4,745,418)	(4,602,095)	(1,602,322)	(2,101,340)

Basic and diluted loss per share:
Loss attributable to common shareholders	$(.56)	$(.54)	$(.23)	$(.24)

Weighted average shares outstanding - basic and diluted	8,497,734	8,497,734	7,087,561	8,577,561

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 5 - Inventories

Inventories consisted of the following:	March 31, 2008	December 31, 2007
DirecTV - serialized	$507,078	$-
DirecTV - nonserialized	352,135	-
Other	459,373	132,992
Total	$1,318,586	$132,992

The Company’s inventories are segregated into three major categories. Serialized DirecTV inventories consists primarily of satellite receivers and similar devices. Non-serialized DirecTV inventories consists primarily of satellite dishes, poles and similar devices which are supplied by DirecTV. Other inventory consists primarily of cable, switches and various small parts used in the installation of DirecTV satellite dishes.

NOTE 6 - Securities Available for Sale

As of December 31, 2007, Multiband had the voting rights for and was holding in trust 58,161 common shares of URON for various contingent rights holders whose rights were tied to potential future warrant exercises or preferred stock conversions. As of February 4, 2008, certain aforementioned contingent rights were not exercised by the various holders, therefore Multiband now owns 37,994 shares of URON. As a result, Multiband recorded the fair value of URON shares based on quoted market prices as an unrealized gain.

Unrealized Gains on Securities
Balance, December 31, 2007	$-
Current-period change	208,969
Balance, March 31, 2008	$208,969

NOTE 7 - Stock Transactions

Stock warrants activity is as follows for the three months ended March 31, 2008:

	Number of Warrants	Weighted - Average Exercise Price
Outstanding, December 31, 2007	3,088,873	$7.64
Granted	-	-
Exercised	-	-
Cancelled	(1,522,672)	(8.03)
Outstanding, March 31, 2008	1,566,201	$7.27

During the quarter ended March 31, 2008, all remaining shares of Class I Preferred Stock (39,500 shares) were converted into 526,667 shares of Multiband common stock. This conversion event created a non-cash dividend expense of $3,744,600 which is reflected in the Company’s consolidated statement of operations.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 8 - Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2008	December 31, 2007
Payroll and related taxes	$1,297,293	$512,960
Accrued preferred stock dividends	598,593	642,395
Accrued liability - vendor chargebacks	630,800	630,800
Accrued income taxes	72,889	-
Other	923,697	745,456
Total	$3,523,272	$2,531,611

NOTE 9 - Business Segments

The Company has four reporting segments. Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. The MDU segment represents results as the master service operator for DirecTV. The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers. The HSP segment provides the installation and service of DirecTV (DTV) video programming for residents of single family houses.

Segment disclosures are as follows:

	Multiband Corp.	MDU	MCS	HSP	Total
Three months ended March 31, 2008:
Revenues	$-	$2,885,711	$848,562	$1,979,956	$5,714,229
Income (loss) from operations	(828,224)	554,825	(544,172)	60,566	(757,005)
Identifiable assets	4,518,567	4,672,884	2,572,873	10,271,465	22,035,789
Depreciation and amortization	136,855	396,365	201,700	2,787	737,707
Capital expenditures	20,678	-	21,369	-	42,047

	Multiband Corp.	MDU	MCS	HSP	Total
Three months ended March 31, 2007:
Revenues	$-	$2,532,875	$1,852,080	$-	$4,384,955
Income (loss) from operations	(1,108,925)	866,434	(989,554)	-	(1,232,045)
Identifiable assets	2,214,571	6,023,746	6,907,969	-	15,146,286
Depreciation and amortization	49,863	406,271	593,564	-	1,049,698
Capital expenditures	-	-	120,196	-	120,196

Segment disclosures are provided by entity to the extent practicable under the Company's accounting system.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 10 - Commitments and Contingencies

Legal proceedings

The Company is involved in legal actions in the ordinary course of its business. As of March 31, 2008, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows.

In early May 2008, MB Financial Bank, N.A (MB Bank) filed a lawsuit in the U.S. District Court for the Northern District of Illinois, Eastern Division, against DirecTECH Holding Co, Inc. (DTHC), certain of its non-ESOT shareholders and its subsidiaries (collectively, the “Defendants”), alleging breach of contract and fraudulent conveyances. The Company, not named in the suit, owns 51% of the common stock of one of the aforementioned subsidiaries, MMT. At the time of Multiband’s purchase of the MMT stock in February 2008, Multiband received a release of the MB Bank’s lien against the MMT stock. (see Note 10).

The MB Bank appears to have filed the suit because the statute of limitations on one of its technical claims was about to expire and it may have believed that it could not obtain an appropriate tolling agreement (an agreement that extends the statute of limitations) to extend the statute prior to the end of the statute of limitations.

Subsequent to the initial filing of the lawsuit, the District Court dismissed the claim sua sponte (on its own action) in favor of the defendants for want of the proper establishment in the complaint of subject matter jurisdiction.

Significant relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August 2005. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. The Company, via MMT, also has a separate home service provider agreement with DirecTV ending April 30, 2011.  The term of the MMT contract with DirecTV will automatically renew as of May 1, 2011 for additional one year periods unless either MMT or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term. Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations. Revenues generated from DirecTV were 85.2% and 57.8% of total revenue for the three months ended March 31, 2008 and 2007, respectively.

Gain on extinguishment of debt

In January 2008, the Company negotiated payment of the remaining balance of the note payable to Vern Swedin by issuing 7,500 shares of common stock at $2.60 per share in settlement of this debt resulting in a gain on extinguishment of debt of $29,965. This modification was accounted for as a gain on extinguishment of debt in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. This amount is included in other income on the consolidated statement of operations for the three months ended March 31, 2008.

Current portion of long-term debt

As of March 31, 2008, the Company failed to meet one of the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of five million dollars at March 31, 2008. Convergent Capital provided the Company with a waiver for the covenant for the three months ended March 31, 2008. The Company’s management believes it is probable that the violation will not be cured at measurement dates that are within the next twelve months. In accordance with EITF 86-30 “Classification of obligations when a violation is waived by the creditor”, the Company has classified the debt as current as of March 31, 2008 and December 31, 2007.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

DirecTECH Holding Company Bank Loan

In May 2007 (as subsequently amended in June 2007 and December 2007), DirecTECH Holding Company (DTHC) and its subsidiaries, including Michigan Microtech, Inc. (MMT) which was then 100% owned by DTHC, entered into a loan and security agreement with MB Financial Bank, N.A. (MB Bank). Multiband Corporation effective March 1, 2008, owns 51% of the common stock of one of the aforementioned subsidiary MMT. At the time of Multiband’s purchase of the MMT stock in February 2008, Multiband received a release of the MB Bank’s lien against the MMT stock. However, MMT remains an obligor on the overall MB Bank loan. The loan, as amended, has two term loans and a five million dollar line of credit component. As of March 31, 2008, DTHC has borrowed $11,840,000 under the term loans and $3,500,000 under the line of credit. Term loan payments are made to MB Bank on a quarterly basis. These quarterly payments total $710,000 plus interest (a principal payment of $550,000 plus current interest at 5.99% and a principal payment of $160,000 plus current interest of 5.45%). The line of credit has a current interest rate of 5.74%. The term loans mature in May and December 2012, respectively. The line of credit matures in May 2008 and has not been renewed as of the date of this filing. To date, MMT has not utilized any of the loan proceeds. Based on the Company’s interpretation of Securities Exchange Commission’s Staff Accounting Bulletin No. 5J (SAB 5J), none of the DTHC bank loan debt is reflected in MMT’s financial statements which have been consolidated with Multiband Corporation’s consolidated financial statements for the one month ended March 31, 2008.

Auto leases

The Company leases substantially all of its fleet vehicles under operating leases from one lessor. Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year. After one year, the Company has the option to renew the open ended lease for one year renewal periods or surrender the leased vehicle to the lessor to be sold. If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess. If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor. The Company has entered this agreement jointly and severally with various subsidiaries of DTHC. For the one month ended March 31, 2008, the Company’s operating lease expense under the lease totaled approximately $88,000.

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease. The Company remains obligated to provide free rent to CTLLC through March 31, 2007 as defined in the purchase agreement of MBS (see Note 15 to the Company’s Form 10-K filing for the year ended December 31, 2007). This guaranty has no effect on the Company’s consolidated financial statements for the quarters ended March 31, 2008 and 2007. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $348,881 in rent payments plus any associated charges such as property taxes and common area maintenance. The Company has evaluated the accounting guidance of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees” and has determined that it does not apply to this guaranty.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

NOTE 11 - Income Taxes

At March 31, 2008, the Company’s federal and state net operating loss carryforwards were estimated to be approximately $46,962,000 and $38,773,100, respectively.

Due to Multiband’s purchase of 51% of MMT’s stock, effective March 1, 2008, MMT will no longer file consolidated tax returns with its former parent DTHC but will file as a single entity as it no longer meets the 80% ownership required for tax consolidation. Therefore, MMT will not be able to utilize the tax loss carryforwards of Multiband Corporation. As of and for the one month ended March 31, 2008, MMT has recorded income taxes payable and expense of $28,500.

The Company has adopted FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. There was no impact on the consolidated financial statements for the three months ended March 31, 2008 related to FIN 48. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2004-2006.

NOTE 12 - Related Party Transactions

Proceeds for the acquisition of US Install Inc. by the Company completed in February, 2008 were obtained via an unsecured promissory note in the amount of $100,000 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Bas Mattingly, chairman of DTHC, which is a 49% owner of MMT. The note carries an interest rate of 7% per annum and is due August 20, 2009.

MMT leases office space from two individuals that have ownership via related trusts in DTHC. DTHC owns 49% of MMT as a minority interest shareholder (see Note 4). Lease payments amount to $3,300 per month plus expenses, expiring in April 2009.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OUR COMPANY

Multiband Corporation (the Company), is a Minnesota corporation formed in September 1975. The Company has three operating segments: 1) Multiband Consumer Services (MCS, legally known as Multiband Subscriber Services, Inc.), which encompasses the subsidiary corporations, Multiband USA, Inc., and Rainbow Satellite Group, LLC; and 2) Multi-Dwelling Unit (legally know as Minnesota Digital Universe, Inc. (MDU)); and 3) Home Service Provider (HSP, legally known as Michigan Microtech, Inc (MMT)).

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective April 1, 2005. The Company’s MCS segment began in February 2000. MCS, the Company’s continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc., (MDU segment) which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States. Effective March 1, 2008, the Company purchased 51% of the outstanding stock of MMT. MMT installs DTV video services in single family homes. At April 25, 2008, the Company had approximately 93,766 owned and managed subscriptions with an additional 19,210 subscribers supported by the call center.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED

	March 31, 2008 (unaudited)	March 31, 2007 (unaudited)
REVENUES	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	66.9%	49.7%

SELLING, GENERAL & ADMINISTRATIVE	32.5%	54.5%
DEPRECIATION & AMORTIZATION	12.9%	23.9%
IMPAIRMENT OF ASSETS	1.0%	-

LOSS FROM OPERATIONS	-13.3%	-28.1%
INTEREST EXPENSE & OTHER, NET	-1.0%	-3.0%
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	-14.3%	-31.1%
PROVISION FOR INCOME TAXES	.5%	-
MINORITY INTEREST IN NET INCOME OF SUBSIDIARY	.3%	-
NET LOSS	-15.1%	-31.1%

RESULTS OF OPERATIONS

Revenues

Total revenues increased 30.3% to $5,714,229 for the quarter ended March 31, 2008 as compared to $4,384,955 for the quarter ended March 31, 2007. This overall increase in revenues is primarily due to the purchase of MMT in March, 2008 with revenues of $1,980,000 offset by sales of approximately 23,000 owned subscriptions which occurred throughout 2007 in efforts to strategically sell unprofitable owned assets as prudent and redeploy the proceeds from those assets into facilitating growth in the Company’s managed subscriber services including our support center and our master system operator program.

Revenues in the first quarter of 2008, for the MCS segment, decreased 54.2% to $848,562 as compared to $1,852,080 in the first quarter of 2007 due to the aforementioned sales of owned subscriptions offset by an increase in call center revenue. In 2008, the Company expects MCS revenues to stabilize due to the addition of US Installs revenues, increased activity in the call center and improved marketability with installation of high definition (HD) upgrades in its owned subscriber base.

Revenues for the three month period ended March 31, 2008, for the MDU segment, increased 13.9% to $2,885,711 from $2,532,875 for the same period in 2007. This overall increase of approximately $350,000 in the MDU segment is primarily due to the DTV subsidies for property equipment upgrades and increased activity from a large system operator. The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network. Due to demand for high definition television services and the aforementioned DTV subsidies for high definition upgrades MDU revenues are expected to remain above 2007 levels for the balance of 2008.

Revenues for the one month period ended March 31, 2008 for the HSP segment, were $1,979,956 in comparison to $0 for the same period in 2007. This increase is due to the purchase of MMT (see Note 4).

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, increased by 75.4% to $3,820,198 for the quarter ended March 31, 2008 as compared to $2,178,046 for the similar quarter last year. Overall costs of products and services as a percentage of revenue did increased due to the purchase of MMT with costs of $1,437,581 and specific vendor price increases without a corresponding increase in price to customers, certain commission payments, and allocation of certain support center costs to cost of products and services offset by a decrease in costs related to a decrease in programming and circuit charges due to a decreased subscriber number.

Costs of products and services for the MCS segment for the quarter were $604,309 compared to $1,032,389 in the same quarter last year, a 41.5% decrease. In 2008, the decrease in costs of products and services in the MCS segment is directly related to a decrease in programming and circuit charges between the comparable periods due to a decreased subscriber number.

Costs of products and services for the MDU segment for the quarter were $1,778,308 compared to $1,145,657 in the same quarter last year, a 55.2% increase. The increase in costs of products and services in the MDU segment is primarily related to an increase in revenue generated by the system operators. The Company expects costs of products and services as a percentage of revenue to increase slightly in future periods due to the change in revenue mix.

Costs of products and services for the HSP segment for the quarter were $1,437,581 compared to $0 in the same quarter last year. This increase is due to the purchase of MMT (see Note 4). Gross margin on the HSP business is 27.4% which the Company expects to continue through the end of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 22.3% to $1,855,283 in the quarter ended March 31, 2008, compared to $2,389,256 in the prior year’s quarter. Selling, general and administrative expenses were, as a percentage of revenues, 32.5% for the quarter ended March 31, 2008 and 54.5% for the similar period a year ago. This decrease is primarily due to decreases in payroll and employee expenses, property maintenance expenses, and outside service expenses between the comparable periods. The Company anticipates that selling, general and administrative expenses, will in subsequent quarters increase over 50% from first quarter 2008 levels due to the acquisition of MMT.

Depreciation and Amortization

Depreciation and amortization expense decreased 29.7% to $737,707 for the quarter ended March 31, 2008 compared to $1,049,698 in the prior year’s quarter. This decrease in depreciation and amortization is due to the sale of tangible and intangible assets in various states (Note 3). Depreciation and amortization expense is expected to increase throughout the balance of 2008 due to ongoing amortization of the DTV dealer contract purchased with the MMT acquisition.

Loss from Operations

The Company, in the first quarter of 2008, incurred a loss from operations for its combined operating business segments of $757,005 versus a loss of $1,232,045 during the prior year’s period. The MDU segment showed a profit from operations of $554,825 during the first quarter of 2008 compared to profits of $866,434 for the three months ended March 31, 2007. For the first quarter of 2008, the MCS segment showed a loss from operations of $544,172 compared to a loss of $989,554 for the same quarter last year. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $828,224 for the three months ended March 31, 2008 compared to losses of $1,108,925 for the same period last year. For the first quarter of 2008, the HSP segment showed a profit from operations of $60,566. This segment did not exist in 2007 so there is no comparable (Note 4). The Multiband Corporation loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels. The Company expects the MDU segment profitability in future periods to stabilize as the year to date reduction in profits for this segment has been significantly impacted by agent fees paid for owned subscriber sales. These sales have now been completed. In addition to the sale of subscribers, the Company hopes that it can continue to mitigate its loss in the MCS segment by reducing related payroll expenses. At the same time, the Company will look to add subscribers in its MDU division since the on-going selling, general and administrative expenses to service those subscribers can be more variable than fixed.

Interest Expense

Interest expense was $100,659 for the quarter ended March 31, 2008, versus $153,407 for the similar period a year ago, primarily reflecting a decrease in the Company’s debt and original issue discount expense. Amortization of original issue discount was $0 and $8,294 for the three months ended March 31, 2008 and 2007.

Minority Interest

Effective March 1, 2008, the Company purchased 51% of the stock of MMT. The minority interest of $18,417 on the statement of operations represents 49% of the activity in MMT not owned by the Company. MMT currently makes up 100% of the HSP segment.

Income taxes

Due to Multiband’s purchase of 51% of MMT’s stock, effective March 1, 2008, MMT will no longer file consolidated tax returns with its former parent DTHC but will file as a single entity as it no longer meets the 80% ownership required for tax consolidation. Therefore, MMT will not be able to utilize the tax loss carryforwards of Multiband Corporation.  As of and for the one month ended March 31, 2008, MMT has recorded income taxes payable and expense of $28,500. MMT currently makes up 100% of the HSP segment.

Net Loss

In the first quarter of fiscal 2008, the Company incurred a net loss of $864,398 compared to a net loss of $1,362,395 for the first fiscal quarter of 2007.

Liquidity and Capital Resources

During the three months ended March 31, 2008 and 2007, the Company recorded a net loss of $817,481 and $1,362,395 respectively. Net cash used by operations during the three months ended March 31, 2008 was $312,340 as compared to the three months ended March 31, 2007 of $225,815. Principal payments on current long-term debt over the next 12 months are expected to total $1,555,542. As of March 31, 2008, the Company failed to meet one the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of five million dollars as of the quarter ended March 31, 2008. Convergent Capital provided the Company with a waiver for the said covenant as of the quarter ended March 31, 2008. The Company’s management believes it is probable that the violation will not be cured at measurement dates that are within the next twelve months. In accordance with EITF 86-30 “Classification of obligations when a violation is waived by the creditor”, the Company has classified the debt as current as of March 31, 2008.

Cash and cash equivalents totaled $7,303,397 at March 31, 2008 versus $944,456 at December 31, 2007. Working capital at March 31, 2008 was $154,256 as compared to a working capital deficit of $5,018,177 at December 31, 2007, primarily due to the acquisition of MMT. Total debt and capital lease obligations increased by $1,960,661 in the three months ended March 31, 2008 due to the addition of notes payable in order to purchase MMT and US Installs. The Company had a material increase in accounts receivable, accounts payable and accrued liabilities for the period ended March 31, 2008 verses the period ended December 31, 2007 due to the acquisition of MMT. Net cash from investing activities totaled $6,716,383 for the period ended March 31, 2008, compared to $637,536 for the period ended December 31, 2007, due to the acquisition of MMT. MMT is an obligor in loans entered into by DTHC and subsidiaries in May 2007 (as subsequently amended in June 2007 and December 2007) with MB Financial, N.A. (MB Bank) (see Note 10). In the event that DTHC and its various subsidiaries other than MMT could not retire the loan then MMT’s cash or other assets may have to be utilized to retire the loan which would adversely affect MMT’s working capital.

The Company experienced a material increase in revenues between the quarter ended March 31, 2008 and the quarter ended March 31, 2007. The revenue increase, as stated previously, is a result of the additional revenue obtained from the purchase of MMT offset by the reduction of revenue resulting from the sale of unprofitable assets. In 2008, the Company intends to focus on facilitating growth of its HSP business segment and its managed subscriber services including its support center and its master system operator program. The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $42,047 for capital expenditures during the three months ended March 31, 2008, as compared to $120,196 in the similar period last year. Capital expenditures consisted of project build-outs and equipment acquired for internal use. This decrease was related to a reduction of company funded video and internet service build outs to MDU properties made during 2008. Capital expenditures in 2008 are expected to be below the 2007 levels.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, equipment and leasehold improvement. At March 31, 2008, the Company had net property and equipment of $1,683,423, which represents approximately 7.6% of the Company’s total assets. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge, which may be material. During the three months ended March 31, 2008 and 2007, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

At year end, we test goodwill for impairment. If indicators of impairment are determined to exist, we test goodwill for impairment quarterly. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our operating segments. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our operating segments which amounts to $116,757 as of March 31, 2008, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three months ended March 31, 2008 and 2007, the Company did not record any impairment losses related to goodwill.

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, contracts with DirecTV, customer cable lists, debt issuance costs, domain name, access contracts and customer contracts. These intangibles are being amortized over their estimated useful lives ranging from 12 to 120 months. If significant changes would occur to the estimated future cash flows associated with these intangibles, the Company would determine if there is impairment and reduce the value of intangibles based on the discounted present value of such cash flows. At March 31, 2008, the Company had net intangibles of $6,598,691 which represented approximately 29.9% of the Company’s total assets. During the three months ended March 31, 2008 and 2007, the Company recorded an impairment charge to intangible assets of $58,046 and $0 (see Note 2).

Inventories

We value our inventories at the lower of the actual cost or the current estimated market value of the inventories. We regularly review inventories quantities on hand and record a provision for excess and obsolete inventories. Rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand characterize our industry.

Share-Based Payments

The Company accounts for its stock options in compliance with the Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values. The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures. The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.

The Company earns revenues from five sources: 1) Voice, video and data communications products which are sold and installed, 2) Multiband user charges to multiple dwelling units, 3) MBUSA user charges to timeshares, 4) MDU earns revenue primarily through the activation of and residual fees on video programming services provided to residents of multiple dwelling units; and 5) MMT earns revenue primarily through the installation and service of DirecTV (DTV) video programming services for residents of single family houses.

Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products. Revenue is recognized when the products are delivered and installed and the customer has accepted and has the ability to fulfill the terms.

Revenue generated from activation of video programming services is earned in the month of activation. According to Multiband's Master System Operator agreement with DirecTV, in the event that a customer cancels within the first 12 months of service, DirecTV has the right to chargeback the Company for a portion of the activation fees received. In accordance with Securities Exchange Commission SAB 104, the Company has estimated the potential charge back of commissions received on activation fees during the past 12 months based on historical percentages of customer cancellations and has included that amount as a reduction of revenue. Residual income is earned as services are provided by DirecTV through its system operators. As a master system operator for DirecTV, the Company earns a fixed percentage based on net cash received by DirecTV for recurring monthly services and a variable amount depending on the number of activations in a given month. The Company’s master system operator contract with DirecTV also permits the Company to earn revenues through its control of other system operators who are unable to provide DirecTV video programming services without the Company’s performance.

MMT has a home services provider (HSP) agreement with DirecTV which allows MMT to install and service DTV video programming for residents of single family homes. As a DirecTV HSP, MMT earns revenue for installing and servicing DTV video customers pursuant to predetermined rates set by DirecTV which may vary from time to time.

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

Multiband, Rainbow, MDU and MBUSA user charges are recognized as revenues in the period the related services are provided in accordance with SAB 104. Any amounts billed prior to services being provided are reported as deferred service obligations and revenues. MMT installation and services revenues are recognized in the period the related services are provided in accordance with SAB 104.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. An exception to the aforementioned conclusions is hereby made specifically with regards to the Company’s home service provider business segment. As of March 31, 2008, the Company has not tested the effectiveness of any controls or procedures with regards to MMT due to the recent acquisition of 51% of MMT. The Company does intend to perform such testing prior to December 31, 2008.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in legal actions in the ordinary course of its business. As of March 31, 2008, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company’s consolidated financial position, results of operations, or cash flows.

In early May, 2008, MB Financial Bank, N.A (MB Bank) filed a lawsuit in the U.S. District Court for the Northern District of Illinois, Eastern Division, against DirecTECH Holding Co, Inc. (“DTHC”), certain of its non-ESOT shareholders and its subsidiaries (collectively, the “Defendants”), alleging breach of contract and fraudulent conveyances. Multiband Corporation (“Multiband”), not named in the suit, owns 51% of the common stock of one of the aforementioned subsidiaries, Michigan Microtech, Inc. (“MMT”). At the time of Multiband’s purchase of the MMT stock in February 2008, Multiband received a release of the MB Bank’s lien against the MMT stock. (see Note 10).

The MB Bank appears to have filed the suit because the statute of limitations on one of its technical claims was about to expire and it may have believed that it could not obtain an appropriate tolling agreement (an agreement that extends the statute of limitations) to extend the statute prior to the end of the statute of limitations.

Subsequent to the initial filing of the lawsuit, the District Court dismissed the claim sua sponte (on its own action) in favor of the defendants for want of the proper establishment of subject matter jurisdiction.

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

Net Losses

The Company had net losses of $864,398 for the three months ended March 31, 2008, $6,088,353 for the year ended December 31, 2007, and $10,183,723 for the year ended December 31, 2006. The Company may never be profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve profitability from operating activities, we may not be able to meet:
o     our capital expenditure objectives;
o     our debt service obligations; or
o     our working capital needs.

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to an annual test of "impairment" for fiscal years beginning after December 15, 2001. As of March 31, 2008, the Company had goodwill of $116,757 primarily related to the purchase of US Installs. At March 31, 2008 the Company did not note any indications of impairment related to goodwill.

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

Uncertain Effects Of The Merger

During the fourth quarter of 2007, the Company announced its intent to merge with DirecTECH Holding Company, Inc. (DTHC) pursuant to a signed merger agreement. The announcement of the merger may produce an uncertain effect on Multiband’s and DTHC’s business relationships, operating results and business generally, including their ability to retain key employees, suppliers and customers. Even if the Merger is consummated, the DTHC business as merged into the Multiband business may not achieve the operating results and growth anticipated by management in structuring the transaction. As of this date, the merger has not been completed. Due to a number of conditions precedent to completion of the merger including, but not limited to, shareholder approval from both parties, Multiband cannot deem it likely as of this date that the merger as originally structured in the 4th quarter of 2007 will be completed.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-15e and 15d-15e of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-15e and 15d-15e of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION Registrant

Date: May 15, 2008	By:	/s/ James L. Mandel James L. Mandel Chief Executive Officer

Date: May 15, 2008	By:	/s/ Steven M. Bell Steven M. Bell Chief Financial Officer (Principal Financial and Accounting Officer)