Form 10-Q
period 2008-06-30
MULTIBAND CORP
filed 2008-08-14
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING JUNE 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________
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

Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☒ (do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On August 7, 2008 there were 9,519,425 shares outstanding of the registrant's common stock, no par value, and 302,775 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$10,805,707	$3,921,726	$16,519,936	$8,306,681

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	6,393,571	1,871,238	10,213,769	4,049,284
Selling, general and administrative	2,560,755	2,308,426	4,416,038	4,697,682
Depreciation and amortization	879,055	995,068	1,616,762	2,044,766
Impairment of assets	7,406	-	65,452	-

Total costs and expenses	9,840,787	5,174,732	16,312,021	10,791,732

INCOME (LOSS) FROM OPERATIONS	964,920	(1,253,006)	207,915	(2,485,051)
OTHER EXPENSE
Interest expense	(113,000)	(168,010)	(213,659)	(321,417)
Other income	32,407	141,037	72,590	164,094
Total other expense	(80,593)	(26,973)	(141,069)	(157,323)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	884,327	(1,279,979)	66,846	(2,642,374)

PROVISION FOR INCOME TAXES	434,300	-	462,800	-

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY	393,586	-	412,003	-

NET INCOME (LOSS)	56,441	(1,279,979)	(807,957)	(2,642,374)
Preferred stock dividends	103,662	120,474	3,984,682	360,401

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(47,221)	$(1,400,453)	$(4,792,639)	$(3,002,775)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
NET INCOME (LOSS)	$.00	$(.20)	$(.53)	$(.42)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(.00)	$(.20)	$(.53)	$(.42)

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	9,499,469	7,093,071	8,998,601	7,086,462

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET INCOME (LOSS)	$56,441	$(1,279,979)	$(807,957)	$(2,642,374)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during period	(56,991)	-	151,978	-

COMPREHENSIVE LOSS	$(550)	$(1,279,979)	$(655,979)	$(2,642,374)

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,350,877	$944,456
Accounts receivable, net	4,268,381	1,560,123
Securities available for sale	151,978	-
Inventories	1,431,919	132,992
Prepaid expenses and other	736,956	135,589
Current portion of notes receivable	63,766	59,861
Total Current Assets	15,003,877	2,833,021
PROPERTY AND EQUIPMENT, NET	1,444,117	1,769,261
OTHER ASSETS
Goodwill	116,757	16,757
Intangible assets, net	5,775,699	4,072,076
Notes receivable – long-term, net	40,443	-
Other assets	587,468	202,314
Total Other Assets	6,520,367	4,291,147

TOTAL ASSETS	$22,968,361	$8,893,429
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Mandatory redeemable preferred stock, 18,200 and 22,026 Class F preferred shares	$182,000	$220,256
Current portion of long-term debt	1,543,361	1,658,342
Current portion of capital lease obligations	235,983	225,291
Accounts payable	6,968,045	2,950,596
Accrued liabilities	3,157,218	2,531,611
Customer deposits	60,582	60,582
Deferred service obligations and revenue	941,008	204,520
Total Current Liabilities	13,088,197	7,851,198
LONG-TERM LIABILITIES
Long-term debt, net	2,210,833	118,924
Capital lease obligations, net of current portion	185,411	249,469
Total Liabilities	15,484,441	8,219,591
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	3,250,163	-

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (23,928 and 24,728 shares issued and outstanding, $251,244 and $259,644 liquidation preference)	359,708	371,708
10% Class B (3,170 and 3,770 shares issued and outstanding, $33,285 and $39,585 liquidation preference)	31,700	37,700
10% Class C (116,580 and 120,250 shares issued and outstanding, $1,165,800 and $1,202,500 liquidation preference)	1,509,246	1,548,352
10% Class F (150,000 shares issues and outstanding, $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (11,595 and 26,595 shares issued and outstanding, $115,950 and $265,950 liquidation preference)	47,970	111,468
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Variable rate % Class I (0 and 39,500 shares issued and outstanding, $0 and $3,950,000 liquidation preference)	-	-
Common stock, no par value (9,528,294 and 7,451,891 shares issued and outstanding)	37,457,098	29,574,673
Stock subscriptions receivable	(114,834)	(170,888)
Options and warrants	46,234,091	45,871,964
Accumulated comprehensive income - unrealized gain on securities available for sale	151,978	-
Accumulated deficit	(82,943,200)	(78,171,139)
Total Stockholders' Equity	4,233,757	673,838
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,968,361	$8,893,429

See notes to condensed consolidated financial statement

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(807,957)	$(2,642,374)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	1,616,762	2,052,752
Minority interest in net income of consolidated subsidiary	412,003	-
Impairment of intangibles	65,452	-
Amortization of original issue discount	-	16,589
Amortization of imputed interest discount	24,230	-
Loss(gain) on sale of property and equipment and intangible assets	58,855	(284,516)
Warrants issued for services	-	42,300
Gain on debt extinguishment	(29,965)	(118,040)
Stock based compensation expense	362,127	391,433
Compensation expense of restricted stock awards	23,625	-
Change in allowance for doubtful accounts on accounts receivable	(15,000)	(40,000)
Change in reserve for stock subscriptions and interest receivable	(6,279)	30,000
Changes in operating assets and liabilities:
Accounts receivable	(66,392)	488,075
Inventories	917,140	188,229
Prepaid expenses and other	(592,076)	138,403
Other assets	(4,080)	(21,638)
Accounts payable and accrued liabilities	(1,765,701)	(324,974)
Customer deposits	-	(625)
Deferred service obligations and revenue	736,488	(414,289)
Liabilities of discontinued operations	-	(125,000)
Net cash flows from (used by) operating activities	929,232	(623,675)

INVESTING ACTIVITIES
Purchases of property and equipment	(65,976)	(240,881)
Cash acquired via purchase of MMT	4,043,942	-
Cash collected on other receivables - related parties acquired via the purchase of MMT	2,815,239	-
Purchase of US Installs	(101,000)	-
Proceeds from sale of property and equipment and intangible assets	5,695	1,174,486
Collections on notes receivable	666	4,802
Net cash flows from investing activities	6,698,566	938,407
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	-	(319,244)
Payments on long-term debt	(34,321)	(142,569)
Payments on capital lease obligations	(111,717)	(121,838)
Payments on note payable to stockholder	-	(24,739)
Payments on mandatory redeemable preferred stock	(38,256)	(38,744)
Payments for stock issuance costs	(25,379)	(11,707)
Payments received on stock subscriptions receivable	1,000	62
Proceeds from issuance of long term debt	100,000	-
Redemption of preferred stock	(50,700)	(45,200)
Preferred stock dividends	(62,004)	(13,578)
Net cash flows used by financing activities	(221,377)	(717,557)
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	7,406,421	(402,825)
CASH AND CASH EQUIVALENTS
Beginning of period	944,456	1,020,975
End of period	$8,350,877	$618,150

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amortization of original issue discount	$136,231	$258,504
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Class I preferred stock into common stock	3,744,600	-
Conversion of Class G preferred stock into common stock	150,000	-
Conversion of accrued interest into common stock	2,000	15,680
Conversion of accrued dividends into common stock	175,412	474,291
Intrinsic value of preferred dividends	69,904	21,624
Purchase of property and equipment via increase of capital lease obligations	33,587	-
Purchase of US Installs via increase in accrued expenses	102,516	-
Acquisition of securities available for sale upon expiration of contingent rights	208,969	-
Reduction of stock subscription receivable via cancellation of common stock	61,333	-
Debt and accrued interest paid with issuance of common stock	19,500	-
Purchase of 51% of MMT via issuance of notes payable and common stock, net of discount for imputed interest	5,782,690	-
Sale of property, equipment and intangible to DirecTECH for other current asset	-	416,754
Debt and interest assumed by DirecTECH as part of asset sale	-	267,143
Common stock issued for prepaid expense/service	-	112,500
Note payable executed for prepaid expense/service	-	44,407

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Note 1 – Unaudited Consolidated Financial Statements

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

NOTE 2 – Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975. The Company provides voice, data and video services to multi-dwelling unit customers and provides video services to single family home customers. The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2008 and 2007, the Company incurred net losses of $807,957 and $2,642,374, respectively. At June 30, 2008, the Company had an accumulated deficit of $82,943,200. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to sell certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's future operations through 2008:

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

6.
Delivery of video services to residents of single family homes. Effective March 1, 2008, the Company purchased 51% of the outstanding stock of Michigan Microtech, Inc. (MMT), formerly a wholly owned subsidiary of DirecTECH Holding Company Inc. (DTHC) (see Note 4). MMT installs DirecTV video services in single family homes. Historically MMT has been profitable. The Company anticipates that by combining MMT operations with Multiband operations that it will achieve a beneficial impact to its consolidated cash flows and operating results. However, there is no guarantee that these combined results will ultimately be favorable to the Company.

7.	Expansion of call center support via sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

The Company earns revenues from four sources: 1) Voice, video and data communications products which are sold and installed, 2) Multiband user charges to multiple dwelling units, 3) MDU earns revenue primarily through the activation of and residual fees on video programming services provided to residents of multiple dwelling units; and 4) MMT earns revenue primarily through the installation and service of DirecTV (DTV) video programming for residents of single family houses.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

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

We offer some products and services that are provided by third party vendors. We review the relationship between us, the vendor and the end customer on an individual basis to assess whether revenue should be reported on a gross or net basis. As an example, our resold satellite digital television revenue is reported on a net basis.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Goodwill and Other Intangible Assets

We periodically evaluate goodwill and other intangible and long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our business segments. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible and long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill was $116,757 and $16,757 at June 30, 2008 and December 31, 2007, respectively, and is recorded as part of our Multiband Corp. and MCS segments. The increase in goodwill during 2008 is due to the purchase US Install (see Note 4).

Due to the abandonment of a right of entry intangible asset, the Company recorded an impairment charge of $7,406 and $65,452 for the three and six months ended June 30, 2008. This charge was determined based upon the net book value of assets to be abandoned.

Components of intangible assets are as follows:

	June 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$800,741	$481,836	$993,393	$618,027
Contracts with DirecTV	12,547,145	7,093,243	9,697,879	6,001,169
Customer contracts	102,516	34,172	-	-
Total	13,450,402	7,609,251	10,691,272	6,619,196

Impairment of intangibles	-	65,452	-	-

Total including impairment	$13,450,402	$7,674,703	$10,691,272	$6,619,196

Amortization of intangible assets was $665,786 and $636,684 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, amortization of intangible assets was $1,182,706 and $1,309,753, respectively. Amortization of debt issuance costs of $0 and $7,986 for the six months ended June 30, 2008 and 2007, respectively, is included in interest expense. Estimated amortization expense of intangible assets for the years ending December 31, 2008, 2009, 2010, 2011, 2012 and thereafter is $1,337,581, $2,537,421, $1,464,137, $336,190, $36,267, $64,103, respectively. The weighted average remaining life of the intangibles is 2.44 years with right of entry average life of 5.81 years, contracts with DirecTV of 2.30 years and customer contracts of .67 years as of June 30, 2008.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

Share-Based Compensation

The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended June 30, 2008 and 2007, total share-based compensation expense of $150,548 ($.02 per share) and $157,685 ($.02 per share) was included in selling, general and administrative expenses, respectively. For the six months ended June 30, 2008 and 2007, total share-based compensation expense of $362,126 ($.04 per share) and $391,433 ($.06 per share) was included in selling, general and administrative expenses, respectively. Estimated share based compensation expense for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is $713,026, $95,473, $14,939, $503 and $0, respectively. This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

In determining the compensation cost of the options granted during the three and six months ended June 30, 2008 and 2007, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007
Risk-free interest rate	2.88%	4.50%	2.69%	4.63%
Expected life of options granted	10 Years	10 Years	10 Years	10 Years
Expected volatility range	260%	240%	260.5%	236%
Expected dividend yield	0%	0%	0%	0%

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.

The Company issued 22,500 shares of restricted stock in the amount of $23,625 to two officers of the Company. The value of the restricted stock was established by the market price on the date of grant. These restricted shares are immediately vesting and were issued as performance bonuses pursuant to the Company’s Employee Stock Compensation Plan.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the three and six months ended June 30, 2008 and 2007 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 3 – Sales Transactions

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 4 – Business Acquisitions

Effective March 1, 2008, the Company purchased, pursuant to a Supplemental Agreement and Plan of Share Exchange, 51% of the outstanding shares of Michigan Microtech, Inc. (MMT), previously a wholly owned subsidiary of DirecTECH Holding Company, Inc. (DTHC) which equaled 1,020,000 MMT common shares. The consideration paid for the shares was 1,490,000 shares of restricted Multiband common stock valued at $3,854,000 and a promissory note for $2,246,000. The note is secured by the aforementioned MMT common shares, which carries a stated interest rate of 5% per annum and is due February 2013. The Multiband shares, via negotiation and mutual agreement between buyer and seller, were valued at $2.59 per share. The seller received certain piggyback registration rights with regards to the Multiband shares. The note payable was recorded net of a discount for imputed interest of 3% which amortizes monthly as part of interest expense. The total discount for imputed interest amounted to $317,310. The Company purchased MMT to enter the market of installing video services in single family homes. The Company, on a preliminary and unaudited basis, allocated the purchase price to the fair values of MMT assets and liabilities. As part of the acquisition, the Company recognized an intangible asset of $2,849,266 related to MMT’s HSP agreement with DirecTV. The Company will amortize this intangible over the remaining 38 month term of MMT’s home services provided contract with DirecTV. The term of the contract will automatically renew as of April 30, 2011 for additional one year periods unless either MMT or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term. Also, all signing parties to the October 31, 2007 Plan of Merger Agreement involving Multiband Corporation and DirecTECH Holding Company, Inc. have agreed to extend the time to reach a definitive agreement in the matter from March 31, 2008 to December 31, 2008. Due to a number of conditions precedent to completion of the merger including, but not limited to, shareholder approval from both parties, Multiband cannot deem it likely as of this date that the merger as originally structured in the 4th quarter of 2007 will be completed.

Effective March 1, 2008, the Company purchased 100% of the assets of US Install LLC in exchange for $95,000 in cash plus 37,879 shares of restricted Multiband common stock valued at $102,516, which is included in accrued liabilities on the consolidated balance sheet and is to be issued in August, 2008. The Company also incurred acquisition expense of $1,000 related to this purchase. In addition, the parties executed employment agreements with US Install’s two principals. The parties also executed noncompetition and nonsolicitation agreements with each principal in exchange for cash consideration of $2,500 per agreement. The Company allocated the purchase price as follows:

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
JUNE 30, 2008 AND 2007

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

	2007	2007
	Consolidated as reported	Pro Forma Disclosed
Three months ended June 30, 2007
Revenues	$3,921,726	$9,789,698

Income (loss) from operations	(1,253,006)	(1,875,378)

Net income (loss)	(1,279,979)	(1,718,119)
Preferred dividends	120,474	120,474
Loss attributable to common shareholders	(1,400,453)	(1,838,593)

Basic and diluted loss per share:
Loss attributable to common shareholders	$(.20)	$(.21)

Weighted average shares outstanding - basic and diluted	7,093,071	8,583,071

	2008	2008	2007	2007
	Consolidated as reported	Pro Forma Disclosed	Consolidated as reported	Pro Forma Disclosed
Six months ended June 30, 2008 and 2007
Revenues	$16,519,936	$20,919,816	$8,306,681	$19,613,782

Income (loss) from operations	207,915	411,450	(2,485,051)	(3,806,283)

Net loss	(807,957)	(664,634)	(2,642,374)	(3,579,532)
Preferred dividends	3,984,682	3,984,682	360,401	360,401
Loss attributable to common shareholders	(4,792,639)	(4,649,316)	(3,002,775)	(3,939,933)

Basic and diluted loss per share:
Loss attributable to common shareholders	$ (.53)	$ (.52)	$ (.42)	$ (.46)

Weighted average shares outstanding - basic and diluted	8,998,601	8,998,601	7,086,462	8,576,462

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 5 – Inventories

	June 30, 2008	December 31, 2007
Inventories consisted of the following:

DirecTV – serialized	$581,663	$-
DirecTV – nonserialized	458,241	-
Other	392,015	132,992
Total	$1,431,919	$132,992

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

NOTE 6 – Securities Available for Sale

As of December 31, 2007, Multiband had the voting rights for and was holding in trust 58,161 common shares of URON for various contingent rights holders whose rights were tied to potential future warrant exercises or preferred stock conversions. As of February 4, 2008, certain aforementioned contingent rights were not exercised by the various holders; therefore Multiband now owns 37,994 shares of URON. As a result, Multiband recorded the fair value of URON shares based on quoted market prices as an unrealized gain.

Unrealized Gains on Securities
Balance, December 31, 2007	$-
Initial investment	121,582
Increase in value, for the three months ended	87,387
Balance, March 31, 2008	208,969
Decrease in value, for the three months ended	(56,991)
Balance, June 30, 2008	$151,978

NOTE 7 – Stock Transactions

Stock warrants activity is as follows for the six months ended June 30, 2008:

	Number of Warrants	Weighted – Average Exercise Price
Outstanding, December 31, 2007	3,088,873	$7.64
Granted	-	-
Exercised	-	-
Cancelled	(1,599,854)	(7.90)
Outstanding, June 30, 2008	1,489,019	$7.32

In February 2008, all remaining shares of Class I Preferred Stock (39,500 shares) were converted into 526,667 shares of Multiband common stock. This conversion event created a non-cash dividend expense of $3,744,600 which is reflected in the Company’s consolidated statement of operations.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 8 – Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2008	December 31, 2007
Payroll and related taxes	$1,262,250	$512,960
Accrued preferred stock dividends	564,964	642,395
Accrued liability - vendor chargebacks	-	630,800
Accrued income taxes	420,489	-
Other	909,515	745,456
Total	$3,157,218	$2,531,611

NOTE 9 – Business Segments

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

Segment disclosures are as follows:

	Multiband Corp.	MDU	MCS	HSP	Total
Three months ended June 30, 2008:
Revenues	$-	$3,360,696	$840,466	$6,604,545	$10,805,707
Income (loss) from operations	(914,961)	1,308,043	(656,619)	1,228,457	964,920
Identifiable assets	3,987,966	4,788,667	2,564,558	11,627,170	22,968,361
Depreciation and amortization	279,403	396,365	195,032	8,255	879,055
Capital expenditures	987	-	22,942	-	23,929

	Multiband Corp.	MDU	MCS	HSP	Total
Three months ended June 30, 2007:
Revenues	$-	$2,517,328	$1,404,398	$-	$3,921,726
Income (loss) from operations	(1,072,823)	1,180,906	(1,361,089)	-	(1,253,006)
Identifiable assets	1,827,449	5,645,281	6,085,316	-	13,558,046
Depreciation and amortization	49,864	404,471	540,733	-	995,068
Capital expenditures	-	-	120,196	-	120,196

	Multiband Corp.	MDU	MCS	HSP	Total
Six months ended June 30, 2008:
Revenues	$-	$6,246,407	$1,689,028	$8,584,501	$16,519,936
Income (loss) from operations	(1,743,185)	1,862,868	(1,200,791)	1,289,023	207,915
Identifiable assets	3,987,966	4,788,667	2,564,558	11,627,170	22,968,361
Depreciation and amortization	416,258	792,730	396,732	11,042	1,616,762
Capital expenditures	21,665	-	44,311	-	65,976

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

	Multiband Corp.	MDU	MCS	HSP	Total
Six months ended June 30, 2007:
Revenues	$-	$5,050,203	$3,256,478	$-	$8,306,681
Income (loss) from operations	(2,181,748)	2,047,340	(2,350,643)	-	(2,485,051)
Identifiable assets	1,827,449	5,645,281	6,085,316	-	13,558,046
Depreciation and amortization	99,727	810,742	1,134,297	-	2,044,766
Capital expenditures	-	-	240,881	-	240,881

Segment disclosures by entity are provided to the extent practicable under the Company's accounting system.

NOTE 10 – Commitments and Contingencies

Legal proceedings

The Company is subject to legal actions that arise in the ordinary course of its business. The Company accrues for such litigation when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated.

In July 2008, the Company received a complaint dated May 2008 filed by various individuals against MMT and DTHC alleging violations of state and federal statutory payroll overtime law. The Company believes it pays overtime properly when earned and intends to vigorously defend the allegations. At this time, the Company could not reliably estimate a range of loss, if any, with regards to the matter.

Significant relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August 2005. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. As of August 2008, the Company believes it has met the requirements for automatic renewal. The Company, via MMT, also has a separate home service provider agreement with DirecTV ending April 30, 2011.  The term of the MMT contract with DirecTV will automatically renew as of May 1, 2011 for additional one year periods unless either MMT or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term. Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations. Revenues generated from DirecTV were 92.2% and 89.8% of total revenue for the three and six months ended June 30, 2008, respectively. Revenues generated from DirecTV for the three and six months ended June 30, 2007 were 64.2% and 60.8% of total revenue, respectively.

Gain on extinguishment of debt

In January 2008, the Company negotiated payment of the remaining balance of the note payable to Vern Swedin by issuing 7,500 shares of common stock at $2.60 per share in settlement of this debt resulting in a gain on extinguishment of debt of $29,965. This modification was accounted for as a gain on extinguishment of debt in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. This amount is included in other income on the consolidated statement of operations for the six months ended June 30, 2008.

Current portion of long-term debt

As of June 30, 2008, the Company failed to meet one of the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of five million dollars at June 30, 2008. Convergent Capital provided the Company with a waiver for the covenant for the six months ended June 30, 2008. The Company’s management believes it is probable that the violation will not be cured at measurement dates that are within the next twelve months. In accordance with EITF 86-30 “Classification of obligations when a violation is waived by the creditor”, the Company has classified the debt as current as of June 30, 2008 and December 31, 2007.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

DirecTECH Holding Company Bank Loan

In May 2007 (as subsequently amended in June 2007, December 2007 and June 2008), DirecTECH Holding Company (DTHC) and its subsidiaries, including Michigan Microtech, Inc. (MMT) which, prior to March 1, 2008, was 100% owned by DTHC, entered into a loan and security agreement with MB Financial Bank, N.A. (MB Bank). Multiband Corporation, effective March 1, 2008, owns 51% of the common stock of MMT. At the time of Multiband’s purchase of the MMT stock in February 2008, Multiband received a release of the MB Bank’s lien against the MMT stock. However, MMT remains an obligor on the overall MB Bank loan. To date, MMT has not utilized any of the loan proceeds. Based on the Company’s interpretation of Securities Exchange Commission’s Staff Accounting Bulletin No. 5J (SAB 5J), none of the DTHC bank loan debt is reflected in MMT’s financial statements which have been consolidated with Multiband Corporation’s financial statements for the four months ended June 30, 2008.

On May 2, 2008, MB Bank filed a complaint against DTHC and various affiliates in the United States District Court for the Northern District of Illinois, Eastern Division seeking, amongst other things, to recover the amounts due under the notes. At the time of the filing of the complaint, balances due under all facilities totaled $15,340,000, which included a balance due on a revolving loan of $3,500,000. On June 18, 2008, MB Bank and DTHC and various affiliates including MMT, entered into a Forbearance Agreement, which expires on October 10, 2008, which sets forth revised terms and conditions, including the dismissal of the court action without prejudice. Under this Forbearance Agreement, MMT remains an obligor on the overall MB Bank loan. Revised terms include monthly principal payments of $236,667 beginning July 15, 2008. In addition, commencing April 21, 2008, interest on all loans will be calculated using the default rate in the loan agreements (ranges from 9.37-9.62% as of June 18, 2008) and will be payable on a monthly basis beginning on July 15, 2008. The agreement also contains certain reporting requirements and financial covenants that DTHC must adhere to during the period of the agreement. As of June 30, 2008, the total loan balance equals $12,669,564.

Auto leases

The Company leases substantially all of its fleet vehicles under operating leases from one lessor. Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year. After one year, the Company has the option to renew the open ended lease for one year renewal periods or surrender the leased vehicle to the lessor to be sold. If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess. If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor. The Company has entered this agreement jointly and severally with various subsidiaries of DTHC. For the four months ended June 30, 2008, the Company’s operating lease expense under the lease totaled approximately $367,000.

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease. This guaranty has no effect on the Company’s consolidated financial statements for the three and six months ended June 30, 2008 and 2007. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $348,881 in rent payments plus any associated charges such as property taxes and common area maintenance. The Company has evaluated the accounting guidance of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees” and has determined that it does not apply to this guaranty.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

NOTE 11 – Income Taxes

At June 30, 2008, the Company’s federal and state net operating loss carryforwards were estimated to be approximately $46,662,000 and $38,525,000, respectively.

Due to Multiband’s purchase of 51% of MMT’s stock, effective March 1, 2008, MMT will no longer file consolidated tax returns with its former parent DTHC but will file as a single entity as it no longer meets the 80% ownership required for tax consolidation. Therefore, MMT will not be able to utilize the tax loss carryforwards of Multiband Corporation. As of and for the three and six months ended June 30, 2008, MMT has recorded income tax expense of $434,300 and $462,800, respectively.

The Company has adopted FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. There was no impact on the consolidated financial statements for the three and six months ended June 30, 2008 and 2007 related to FIN 48. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2004-2006. The Company has no significant unrecognized tax benefits as of June 30, 2008 that would reasonably be expected to affect our effective tax rate during the next twelve months.

NOTE 12 – Related Party Transactions

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

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013. The Fargo base rate ranges from $7,621 to $8,466 per month. The Fargo property is owned in part by David Ekman, Chief Information Officer, Multiband.

Bernard Schafer is a director of both DTHC and Multiband. DTHC is the minority shareholder of MMT (see Note 4).

Multiband and DTHC perform certain management and information systems functions for one another pursuant to management and employee leasing agreements. DTHC is the minority shareholder of MMT (see Note 4).

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

The risks and uncertainties that may affect the operations, performance, developments and results of the Company's business include the following: national and regional economic conditions; pending and future legislation affecting IT and telecommunications industries; market acceptance of the Company's products and services; the Company's products and services; the Company's continued ability to provide integrated communication solutions for customers in a dynamic industry; the Company’s ability to successfully integrate and operate recently acquired operations, and other competitive factors.

Because these and other factors could affect the Company's operating results, past financial performance should not necessarily be considered as a reliable indicator of future performance and anticipated future period results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OUR COMPANY

Multiband Corporation (the Company), is a Minnesota corporation formed in September 1975. The Company has three operating segments: 1) Multiband Consumer Services (MCS, legally known as Multiband Subscriber Services, Inc.), which encompasses the subsidiary corporations, Multiband USA, Inc., and Rainbow Satellite Group, LLC, 2) Multi-Dwelling Unit (MDU, legally known as Minnesota Digital Universe, Inc.); and 3) Home Service Provider (HSP, legally known as Michigan Microtech, Inc (MMT)).

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective April 1, 2005. The Company’s MCS segment began in February 2000. MCS, the Company’s continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc., (MDU segment) which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States. Effective March 1, 2008, the Company purchased 51% of the outstanding stock of MMT. MMT installs DTV video services in single family homes. At July 25, 2008, the Company had approximately 96,569 owned and managed subscriptions with an additional 20,220 subscribers supported by the call center.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES		DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	59.2%	47.7%	61.8%	48.8%

SELLING, GENERAL & ADMINISTRATIVE	23.7%	58.8%	26.7%	56.5%
DEPRECIATION & AMORTIZATION	8.1%	25.4%	9.8%	24.6%
IMPAIRMENT OF ASSETS	0.1%	-	0.4%	-

INCOME (LOSS) FROM OPERATIONS	8.9%	-31.9%	1.3%	-29.9%
INTEREST EXPENSE & OTHER, NET	-0.7%	-0.7%	-0.9%	-1.9%
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	8.2%	-32.6%	0.4%	-31.8%
PROVISION FOR INCOME TAXES	4.0%	-	2.8%	-
MINORITY INTEREST IN NET INCOME OF SUBSIDIARY	3.7%	-	2.5%	-
NET INCOME (LOSS)	0.5%	-32.6%	-4.9%	-31.8%

RESULTS OF OPERATIONS

Revenues

Total revenues increased 175.5% to $10,805,707 for the quarter ended June 30, 2008 as compared to $3,921,726 for the quarter ended June 30, 2007. Revenues for the six month period ended June 30, 2008 increased 98.9% to $16,519,936 from $8,306,681 for the same period in 2007. This overall increase in revenues is primarily due to the purchase of MMT in March 2008, with revenues for the three and four month periods ended June 30, 2008 of $6,604,545 and $8,584,501, respectively, offset by sales of approximately 13,000 owned subscriptions which occurred throughout the first six months of 2007 in efforts to strategically sell unprofitable owned assets as prudent and redeploy the proceeds from those assets into facilitating growth in the Company’s managed subscriber services including our support center and our master system operator program.

Revenues in the second quarter of 2008, for the MCS segment, decreased 40.2% to $840,466 as compared to $1,404,398 in the second quarter of 2007. Revenues for the six month period ended June 30, 2008, for the MCS segment, decreased 48.1% to $1,689,028 from $3,256,478 for the same period in 2007. These decreases were primarily due to the aforementioned sales of owned subscriptions offset by an increase in call center revenue. In 2008, the Company expects MCS revenues to remain relatively constant throughout the balance of the year.

Revenues in the second quarter of 2008 for the MDU segment increased 33.5% to $3,360,696 as compared to $2,517,328 in the second quarter of 2007. Revenues for the six month period ended June 30, 2008, for the MDU segment, increased 23.7% to $6,246,407 from $5,050,203 for the same period in 2007. These increases are primarily due to the DTV subsidies for property equipment upgrades and increased activity from a large system operator. The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network. Due to demand for high definition television services and the aforementioned DTV subsidies for high definition upgrades MDU revenues are expected to remain above 2007 levels for the balance of 2008.

Revenues for the three month period ended June 30, 2008 for the HSP segment, was $6,604,545 in comparison to $0 for the same period in 2007. Revenues for the six month period ended June 30, 2008, for the HSP segment (acquired March 1, 2008), were $8,584,501 from $0 for the same period in 2007. This increase is due to the purchase of MMT (see Note 4). The Company expects that revenues in the HSP segment will continue at a rate consistent with the three months ended June 30, 2008 throughout the balance of 2008.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, increased by 241.7% to $6,393,571 for the quarter ended June 30, 2008, as compared to $1,871,238 for the similar quarter last year. For the six months ended June 30, 2008, cost of products and services were $10,213,769 compared to $4,049,284 in the prior year, a 152.2% increase. Overall cost of products and services as a percentage of revenue did increase due, in part, to the purchase of MMT with costs for the three and six month periods ended June 30, 2008 of $4,299,560 and $5,737,141, respectively. Other factors affecting costs included specific vendor price increases without a corresponding increase in price to customers, certain commission payments, and allocation of certain support center costs to cost of products and services. These increases were offset by a decrease in costs related to a decrease in programming and circuit charges due to a decreased subscriber number.

Cost of products and services for the MCS segment for the quarter were $591,570 compared to $1,059,799 in the same quarter last year, a 44.2% decrease. For the six months ended June 30, 2008, cost of products and services were $1,195,879 for the MCS segment, compared to $2,092,188 in the prior year, a 42.8% decrease. In 2008, the decrease in cost of products and services in the MCS segment is directly related to a decrease in programming and circuit charges between the comparable periods due to sales of approximately 13,000 owned subscriptions which occurred throughout the first six months of 2007.

Cost of products and services for the MDU segment for the quarter were $1,502,441 compared to $811,439 in the same quarter last year, an 85.2% increase. For the six months ended June 30, 2008, cost of products and services were $3,280,749 for the MDU segment, compared to $1,957,096 in the prior year, a 67.6% increase. The increase in cost of products and services in the MDU segment is primarily related to an increase in revenue generated by the system operators along with a change in revenue mix and certain commission payments offset by a reduction in accrued liabilities for vendor chargebacks of $630,800 during the quarter ended June 30, 2008 versus a reduction of $472,614 in the same quarter last year. In 2008, the Company expects MDU cost of products and services to increase slightly throughout the balance of the year due to certain commission payments.

Cost of products and services for the HSP segment for the quarter were $4,299,560 compared to $0 in the same quarter last year. For the six months ended June 30, 2008, cost of products and services were $5,737,141 for the HSP segment (acquired March 1, 2008), compared to the $0 in the prior year. This increase is due to the purchase of MMT (see Note 4). Gross margin on the HSP business is 33.2% which the Company expects to continue through the end of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.9% to $2,560,755 in the quarter ended June 30, 2008, compared to $2,308,426 in the prior year’s quarter due primarily to the addition of the HSP segment which did not operate during the comparable period in 2007. Selling, general and administrative expenses were, as a percentage of revenues, 23.7% for the quarter ended June 30, 2008 and 58.8% for the similar period a year ago. This percentage decrease is primarily due to decreases in payroll and employee expenses, property maintenance expenses, and outside service expenses between the comparable periods due to the sale of subscribers. The Company anticipates that for the remainder of 2008, selling, general and administrative expenses will remain consistent with second quarter levels.

For the six months ended June 30, 2008, selling, general and administrative expenses decreased 6.0% to $4,416,038 compared to $4,697,682 for the six months ended June 30, 2007. This decrease is due to the reduction in payroll and employee expenses, property maintenance expenses, and outside service expenses offset by the additional four months of the newly acquired HSP segment. As a percentage of revenue, selling general and administrative expenses were 26.7% for the six months ended June 30, 2008, compared to 56.5% for the same period in 2007. This percentage decrease is primarily due to the decreases in payroll and employee expenses, property maintenance expenses and outside service expenses between the comparable periods.

Depreciation and Amortization

Depreciation and amortization expense decreased 11.7% to $879,055 for the quarter ended June 30, 2008 compared to $995,068 in the prior year’s quarter. For the six months ended June 30, 2008, depreciation and amortization expense decreased 20.9% to $1,616,762 compared to $2,044,766 for the six months ended June 30, 2007. This decrease in depreciation and amortization is due to the sale of tangible and intangible assets in various states (Note 3). Depreciation and amortization expense is expected to remain comparable to second quarter through the remainder 2008.

Loss from Operations

The Company, in the second quarter of 2008, earned income from operations for its combined operating business segments of $964,920 versus a loss of $1,253,006 during the prior year’s period. Income from operations from said segments was $207,915 during the first six months of 2008, compared to a loss of $2,485,051 during the first half of 2007. The MDU segment showed a profit from operations of $1,308,043 and $1,862,868 for the three and six months ended June 30, 2008 compared to profits of $1,180,906 and $2,047,340 for the three and six months ended June 30, 2007. For the second quarter of 2008, the MCS segment showed a loss from operations of $656,619 compared to a loss of $1,361,089 for the same quarter last year. For the six months ended June 30, 2008, the MCS segment showed a loss from operations of $1,200,791 compared to a loss of $2,350,643 for the same period in 2007. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $914,961 for the three months ended June 30, 2008 and $1,743,185 for the six months ended June 30, 2008 compared to losses of $1,072,823 and $2,181,748 for the same periods last year. For the second quarter of 2008, the HSP segment showed a profit from operations of $1,228,457, compared to $0 in the same period last year. For the six months ended June 30, 2008, profit was $1,289,023 for the HSP segment, compared to the $0 in the prior year. The HSP segment did not exist in 2007 so there is no comparable (Note 4). The Multiband Corporation loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels. The Company expects the MDU segment profitability in future periods to stabilize as the year to date reduction in profits for this segment has been significantly impacted by agent fees paid for owned subscriber sales. These sales have now been completed. In addition to the sale of subscribers, the Company hopes that it can continue to mitigate its loss in the MCS segment by reducing related payroll expenses. At the same time, the Company will look to add subscribers in its MDU division since the on-going selling, general and administrative expenses to service those subscribers is more variable than fixed.

Interest Expense

Interest expense was $113,000 for the quarter ended June 30, 2008, versus $168,010 for the similar period a year ago. Amortization of original issue discount was $0 and $8,295 for the three months ended June 30, 2008 and 2007. Interest expense was $213,659 for the six months ended June 30, 2008 and $321,417 for the same period last year, primarily reflecting a decrease in the Company’s average interest rate and original issue discount expense. Amortization of original issue discount was $0 for the six months ended June 30, 2008 and $16,589 for the same period last year.

Minority Interest

Effective March 1, 2008, the Company purchased 51% of the stock of MMT. The minority interest on the statement of operations for the three and six month periods ended June 30, 2008 of $393,586 and $412,003, respectively, represents 49% of the activity in MMT not owned by the Company. MMT currently makes up 100% of the HSP segment.

Income taxes

Due to Multiband’s purchase of 51% of MMT’s stock, effective March 1, 2008, MMT will no longer file consolidated tax returns with its former parent DTHC but will file as a single entity as it no longer meets the 80% ownership required for tax consolidation. Therefore, MMT will not be able to utilize the tax loss carryforwards of Multiband Corporation since Multiband owns less than 80% of MMT. As of and for the three and four month periods ended June 30, 2008, MMT has recorded income tax expense of $434,300 and $462,800, respectively. MMT currently makes up 100% of the HSP segment.

Net Loss

In the second quarter of fiscal 2008, the Company reported a net income of $56,441 compared to a net loss of $1,279,979 for the second fiscal quarter of 2007. For the six months ended June 30, 2008, the Company recorded a net loss of $807,957 compared to $2,642,374 for the six months ended June 30, 2007.

Liquidity and Capital Resources

During the six months ended June 30, 2008 and 2007, the Company recorded a net loss of $807,957 and $2,642,374 respectively. Net cash from operations during the six months ended June 30, 2008 was $929,232 as compared to the net cash used by operations during the six months ended June 30, 2007 of $623,675. Principal payments on current long-term debt over the next 12 months are expected to total $1,543,361. As of June 30, 2008, the Company failed to meet one the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of five million dollars as of the quarter ended June 30, 2008. Convergent Capital provided the Company with a waiver for the said covenant as of the quarter ended June 30, 2008. The Company’s management believes it is probable that the violation will not be cured at measurement dates that are within the next twelve months. In accordance with EITF 86-30 “Classification of obligations when a violation is waived by the creditor”, the Company has classified the debt as current as of June 30, 2008.

Cash and cash equivalents totaled $8,350,877 at June 30, 2008 versus $944,456 at December 31, 2007. Working capital at June 30, 2008 was $1,915,680 as compared to a working capital deficit of $5,018,177 at December 31, 2007, primarily due to the acquisition of MMT. Total debt and capital lease obligations increased by $1,923,562 in the six months ended June 30, 2008 due to the addition of notes payable in order to purchase MMT and US Installs. The Company had a material increase in accounts receivable, accounts payable and accrued liabilities for the period ended June 30, 2008 verses the period ended December 31, 2007 due to the acquisition of MMT. Net cash from investing activities totaled $6,698,566 for the period ended June 30, 2008, compared to $637,536 for the period ended December 31, 2007, due to the acquisition of MMT. MMT is an obligor in loans entered into by DTHC and subsidiaries in May 2007 (as subsequently amended in June 2007, December 2007 and June 2008) with MB Financial, N.A. (MB Bank) (see Note 10). In the event that DTHC and its various subsidiaries other than MMT could not retire the loan then MMT’s cash or other assets may have to be utilized to retire the loan which would adversely affect MMT’s working capital.

The Company experienced a material increase in revenues between the quarter ended June 30, 2008 and the quarter ended June 30, 2007. The revenue increase, as stated previously, is a result of the additional revenue obtained from the purchase of MMT offset by the reduction of revenue resulting from the sale of unprofitable assets. In 2008, the Company intends to focus on facilitating growth of its HSP business segment and its managed subscriber services including its support center and its master system operator program. The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $65,976 for capital expenditures during the six months ended June 30, 2008, as compared to $240,881 in the similar period last year. Capital expenditures consisted of project build-outs and equipment acquired for internal use. This decrease was related to a reduction of company funded video and internet service build outs to MDU properties made during 2008. Capital expenditures in 2008 are expected to be below the 2007 levels.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, equipment and leasehold improvement. At June 30, 2008, the Company had net property and equipment of $1,444,117, which represents approximately 6.3% of the Company’s total assets. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge, which may be material. During the three and six months ended June 30, 2008 and 2007, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

At year end, we test goodwill for impairment. If indicators of impairment are determined to exist, we test goodwill for impairment quarterly. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our operating segments. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our operating segments which amounts to $116,757 as of June 30, 2008, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three and six months ended June 30, 2008 and 2007, the Company did not record any impairment losses related to goodwill.

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, contracts with DirecTV, customer cable lists, debt issuance costs, domain name, access contracts and customer contracts. These intangibles are being amortized over their estimated useful lives ranging from 12 to 108 months. If significant changes would occur to the estimated future cash flows associated with these intangibles, the Company would determine if there is impairment and reduce the value of intangibles based on the discounted present value of such cash flows. At June 30, 2008, the Company had net intangibles of $5,775,699 which represented approximately 25.1% of the Company’s total assets. During the three and six months ended June 30, 2008, the Company recorded an impairment charge to intangible assets of $7,406 and $65,452, respectively (see Note 2). The Company did not record any impairment losses related to intangible assets during the three and six months ended June 30, 2007.

Inventories

We value our inventories at the lower of the actual cost or the current estimated market value of the inventories. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventories. Rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand characterize our industry.

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

The Company earns revenues from four sources: 1) Voice, video and data communications products which are sold and installed, 2) Multiband user charges to multiple dwelling units, 3) MDU earns revenue primarily through the activation of and residual fees on video programming services provided to residents of multiple dwelling units; and 4) MMT earns revenue primarily through the installation and service of DirecTV (DTV) video programming services for residents of single family houses.

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

We offer some products and services that are provided by third party vendors. We review the relationship between us, the vendor and the end customer on an individual basis to assess whether revenue should be reported on a gross or net basis. As an example, our resold satellite digital television revenue is reported on a net basis.

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

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

The Company is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the Convergent Capital note of $1,487,500, which varies from 11% to 14%, dependent on the Company’s common stock price. Each 1% change in interest impacts the statement of operations by approximately $15,000 annually.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. An exception to the aforementioned conclusions is hereby made specifically with regards to the Company’s home service provider business segment. As of June 30, 2008, the Company has not tested the effectiveness of any controls or procedures with regards to MMT due to the recent acquisition of 51% of MMT. The Company does intend to perform such testing prior to December 31, 2008.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal actions that arise in the ordinary course of its business. The Company accrues for such litigation when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated.

The Company, in July 2008, received a complaint dated May 2008 filed by various individuals against MMT and DTHC alleging violations of state and federal statutory payroll overtime law. The Company believes it pays overtime properly when earned and intends to vigorously defend the allegations. At this time, the Company could not reliably estimate a range of loss, if any, with regards to the matter.

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

Net Losses

The Company had net losses of $807,957 for the six months ended June 30, 2008, $6,088,353 for the year ended December 31, 2007, and $10,183,723 for the year ended December 31, 2006. The Company may never be profitable.

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

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to an annual test of "impairment" for fiscal years beginning after December 15, 2001. As of June 30, 2008, the Company had goodwill of $116,757 primarily related to the purchase of US Installs. At June 30, 2008 the Company did not note any indications of impairment related to goodwill.

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

Dependence on Strategic Alliances

Several suppliers or potential suppliers of Multiband, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years. While the financial distress of its suppliers or potential suppliers could have a material adverse effect on Multiband's business, Multiband believes that enough alternate suppliers exist to allow the Company to execute its business plans. The Company is also highly dependent on its Master System Operator agreement with DirecTV. The initial term of the agreement expires in August 2008, and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. Although an alternate provider of satellite television services, Echostar, exists, the termination of its agreements with DirecTV could have a material adverse effect on Multiband's business.

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

MULTIBAND CORPORATION Registrant

Date: August 14, 2008	By:	/s/ James L. Mandel Chief Executive Officer

Date: August 14, 2008	By:	/s/ Steven M. Bell Chief Financial Officer (Principal Financial and Accounting Officer)