Form 10-Q
period 2008-09-30
MULTIBAND CORP
filed 2008-11-14
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING SEPTEMBER 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________
COMMISSION FILE NUMBER 0 – 1325

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

Yes ☐ No ☒

On November 10, 2008 there were 9,632,305 shares outstanding of the registrant's common stock, no par value, and 297,375 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$12,340,659	$3,653,600	$28,860,595	$11,960,281

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	8,556,168	2,345,895	18,769,937	6,395,179
Selling, general and administrative	2,757,319	2,360,254	7,173,357	7,057,936
Depreciation and amortization	846,317	770,215	2,463,079	2,814,981
Impairment of assets	-	-	65,452	-

Total costs and expenses	12,159,804	5,476,364	28,471,825	16,268,096

INCOME (LOSS) FROM OPERATIONS	180,855	(1,822,764)	388,770	(4,307,815)

OTHER INCOME (EXPENSE)
Interest expense	(300,826)	(108,847)	(514,485)	(430,264)
Management consulting income	1,446,938	-	1,446,938	-
Other income	8,109	13,267	80,699	177,361
Total other income (expense)	1,154,221	(95,580)	1,013,152	(252,903)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	1,335,076	(1,918,344)	1,401,922	(4,560,718)

PROVISION FOR INCOME TAXES	286,658	-	749,458	-

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY	137,755	-	549,758	-

NET INCOME (LOSS)	910,663	(1,918,344)	102,706	(4,560,718)
Preferred stock dividends	64,014	1,793,297	4,048,696	2,153,698

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$846,649	$(3,711,641)	$(3,945,990)	$(6,714,416)

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE - BASIC	$.09	$(.50)	$(.43)	$(.94)

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER COMMON SHARE - DILUTED	$.09	$(.50)	$(.43)	$(.94)

Weighted average shares outstanding – basic	9,561,718	7,356,413	9,184,475	7,177,435
Weighted average shares outstanding – diluted	9,796,685	7,356,413	9,184,475	7,177,435

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET INCOME (LOSS)	$910,663	$(1,918,344)	$102,706	$(4,560,718)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains(losses) on securities:
Unrealized holding gains(losses) arising during period	-	-	151,978	-

COMPREHENSIVE INCOME (LOSS)	$910,663	$(1,918,344)	$254,684	$(4,560,718)

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,092,373	$944,456
Accounts receivable, net	3,340,501	1,560,123
Securities available for sale	151,978	-
Inventories	2,128,393	132,992
Prepaid expenses and other	343,280	135,589
Current portion of notes receivable	61,418	59,861
Total Current Assets	17,117,943	2,833,021
PROPERTY AND EQUIPMENT, NET	1,306,054	1,769,261
OTHER ASSETS
Goodwill	116,757	16,757
Intangible assets, net	5,107,154	4,072,076
Notes receivable – long-term, net	38,856	-
Other assets	455,432	202,314
Total Other Assets	5,718,199	4,291,147

TOTAL ASSETS	$24,142,196	$8,893,429
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Mandatory redeemable preferred stock, 16,200 and 22,026 Class F preferred shares	$162,000	$220,256
Current portion of long-term debt	1,644,633	1,658,342
Current portion of capital lease obligations	244,354	225,291
Accounts payable	8,466,643	2,950,596
Accrued liabilities – short term	3,179,204	2,531,611
Customer deposits	60,582	60,582
Deferred service obligations and revenue	985,232	204,520
Total Current Liabilities	14,742,648	7,851,198
LONG-TERM LIABILITIES
Long-term debt, net	807,943	118,924
Capital lease obligations, net of current portion	149,796	249,469
Accrued liabilities – long term	74,243	-
Total Liabilities	15,774,630	8,219,591

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	3,387,917	-

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (21,328 and 24,728 shares issued and outstanding, $223,944 and $259,644 liquidation preference)	320,708	371,708
10% Class B (2,870 and 3,770 shares issued and outstanding, $30,135 and $39,585 liquidation preference)	28,700	37,700
10% Class C (114,380 and 120,250 shares issued and outstanding, $1,143,800 and $1,202,500 liquidation preference)	1,486,082	1,548,352
10% Class F (150,000 shares issues and outstanding, $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (11,595 and 26,595 shares issued and outstanding, $115,950 and $265,950 liquidation preference)	47,970	111,468
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Variable rate % Class I (0 and 39,500 shares issued and outstanding, $0 and $3,950,000 liquidation preference)	-	-
Common stock, no par value (9,603,294 and 7,451,891 shares issued and outstanding)	37,614,598	29,574,673
Stock subscriptions receivable	(98,453)	(170,888)
Options and warrants	46,024,617	45,871,964
Accumulated comprehensive income – unrealized gain on securities available for sale	151,978	-
Accumulated deficit	(82,096,551)	(78,171,139)
Total Stockholders' Equity	4,979,649	__ _673,838
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,142,196	$8,893,429

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$102,706	$(4,560,718)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation and amortization	2,463,079	2,829,277
Minority interest in net income of consolidated subsidiary	549,758	-
Impairment of intangibles	65,452	-
Amortization of original issue discount	-	29,746
Amortization of imputed interest discount	218,912	-
Loss on sale of property and equipment and intangible assets	51,807	150,582
Warrants issued for services	-	42,300
Gain on debt extinguishment	(29,965)	(118,040)
Stock based compensation expense for future services	152,653	549,434
Stock based compensation expense for services	18,555	-
Compensation expense of restricted stock awards	23,625	-
Management consulting income from DirecTECH	(1,446,938)	-
Change in allowance for doubtful accounts on accounts receivable	(15,000)	(97,500)
Change in reserve for stock subscriptions and interest receivable	8,102	45,000
Changes in operating assets and liabilities:
Accounts receivable	887,553	373,588
Inventories	220,666	191,933
Prepaid expenses and other	(52,275)	182,272
Other assets	120,527	(13,051)
Accounts payable and accrued liabilities	(228,829)	(320,485)
Customer deposits	-	(750)
Deferred service obligations and revenue	780,712	(591,000)
Liabilities of discontinued operations	-	(125,000)
Net cash flows from (used by) operating activities	3,891,100	(1,432,412)

INVESTING ACTIVITIES
Purchases of property and equipment	(112,253)	(271,588)
Cash acquired via purchase of Michigan Microtech, Inc.	4,043,942	-
Cash collected on other receivables – related parties acquired via the purchase of Michigan Microtech, Inc.	2,815,488	-
Purchase of US Install	(101,000)	-
Proceeds from sale of property and equipment and intangible assets	5,695	2,639,869
Collections on notes receivable	4,601	4,802
Net cash flows from investing activities	6,656,473	2,373,083
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	-	(319,244)
Payments on long-term debt	(83,683)	(146,405)
Payments on capital lease obligations	(152,241)	(191,405)
Payments on note payable to stockholder	-	(24,739)
Payments on mandatory redeemable preferred stock	(58,256)	(52,744)
Payments for stock issuance costs	(25,379)	(25,916)
Payments received on stock subscriptions receivable	3,000	62
Proceeds from issuance of long term debt	100,000	-
Redemption of preferred stock	(101,700)	(77,099)
Preferred stock dividends	(81,397)	(40,217)
Net cash flows used by financing activities	(399,656)	(877,707)
INCREASE IN CASH AND CASH EQUIVALENTS	10,147,917	62,964
CASH AND CASH EQUIVALENTS
Beginning of period	944,456	1,020,975
End of period	$11,092,373	$1,083,939

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amortization of original issue discount and imputed interest discount	$198,749	$411,477
Cash paid for federal and state income taxes	681,500	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Class I preferred stock into common stock	3,744,600	-
Conversion of Class G preferred stock into common stock	150,000	-
Conversion of accrued interest into common stock	2,000	15,680
Conversion of accrued dividends into common stock	175,412	534,879
Intrinsic value of preferred dividends	84,068	13,884
Purchase of property and equipment via increase of capital lease obligations	46,867	-
Purchase of US Install via increase in accrued expenses	102,516	-
Acquisition of securities available for sale upon expiration of contingent rights	208,969	-
Reduction of stock subscription receivable via cancellation of common stock	61,333	-
Debt and accrued interest paid with issuance of common stock	19,500	-
Purchase of 51% of Michigan Microtech, Inc. via issuance of notes payable and common stock, net of discount for imputed interest	5,782,690	-
Sale of property, equipment and intangible to DirecTECH for other current asset	-
Debt reduced by reduction in other receivable from DirecTECH	1,446,938	-
Conversion of preferred stock into common stock	-	1,706,400
Notes payable and other liens paid by MDUC as part of asset sale	-	1,713,785
Debt and interest assumed by DirecTECH as part of asset sale	-	267,143
Common stock issued for services to be rendered	157,500	164,337
Note payable issued for services to be rendered	-	44,407

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2008, the Company earned net income of $102,706 versus the nine months ended September 30, 2007 in which the Company incurred a net loss of $4,560,718. At September 30, 2008, the Company had an accumulated deficit of $82,096,551. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to sell certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's future operations for the next twelve months:
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

6.
Delivery of video services to residents of single family homes. Effective March 1, 2008, the Company purchased 51% of the outstanding stock of Michigan Microtech, Inc. (MMT), formerly a wholly owned subsidiary of DirecTECH Holding Company Inc. (DTHC) (see Note 4 and Note 13). MMT installs DirecTV video services in single family homes. Historically MMT has been profitable. The Company anticipates that by combining MMT operations with Multiband operations that it will achieve a beneficial impact to its consolidated cash flows and operating results. However, there is no guarantee that these combined results will ultimately be favorable to the Company.

7.	Expansion of call center support via sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Principles of Consolidation

The consolidated financial statements include the accounts of Multiband Corporation (MB) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MDU), Rainbow Satellite Group, LLC (Rainbow), Multiband Subscriber Services, Inc. (MBSS), and Multiband USA, Inc. (MBUSA). Effective March 1, 2008, the Company acquired 51% of the outstanding shares of Michigan Microtech, Inc. (MMT) (see Note 4). The minority interest on the consolidated balance sheet and statement of operations represents DTHC’s 49% ownership of MMT. The consolidated financial statements include the accounts of MMT. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company earns revenues from four sources: 1) Voice, video and data communications products which are sold and installed, 2) MBSS user charges to multiple dwelling units, 3) MDU earns revenue primarily through the activation of, enhancement of, and residual fees on video programming services provided to residents of multiple dwelling units; and 4) MMT earns revenue primarily through the installation and service of DirecTV (DTV) video programming for residents of single family homes.

Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products. Revenue is recognized when the products are delivered and installed and the customer has accepted and has the ability to fulfill the terms of the contract.

Revenue generated from activation of video programming services is earned in the month of activation. According to Multiband's Master System Operator agreement with DirecTV, in the event that a customer cancels within the first 12 months of service, DirecTV has the right to chargeback the Company for a portion of the activation fees received. In accordance with Securities Exchange Commission SAB 104, the Company has estimated the potential charge back of commissions received on activation fees during the past 12 months based on historical percentages of customer cancellations and has included that amount as a reduction of revenue. Residual income is earned as services are provided by DirecTV through its system operators. As a master system operator for DirecTV, the Company earns a fixed percentage based on net cash received by DirecTV for recurring monthly services, a variable amount depending on the number of activations in a given month, and a variable amount for coordinating improvements of systems used to deliver enhanced programming services. The Company’s master system operator contract with DirecTV also permits the Company to earn revenues through its control of other system operators who are unable to provide DirecTV video programming services without the Company’s performance.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

MBSS, Rainbow, MDU and MBUSA user charges are recognized as revenues in the period the related services are provided in accordance with SAB 104. Any amounts billed prior to services being provided are reported as deferred service obligations and revenues. MMT installation and services revenues are recognized in the period the related services are provided in accordance with SAB 104.

Goodwill and Other Intangible Assets

We periodically evaluate goodwill and other intangible and long-lived assets for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our business segments. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible and long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Goodwill was $116,757 and $16,757 at September 30, 2008 and December 31, 2007, respectively, and is recorded as part of our Multiband Corp. and MCS segments. The increase in goodwill during 2008 is due to the purchase US Install (see Note 4).

Due to the abandonment of a right of entry intangible asset, the Company recorded an impairment charge of $0 and $65,452 for the three and nine months ended September 30, 2008. This charge was determined based upon the net book value of assets to be abandoned.

Components of intangible assets are as follows:
	September 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$800,741	$503,735	$993,393	$618,027
Contracts with DirecTV	12,547,145	7,714,260	9,697,879	6,001,169
Customer contracts	102,516	59,801	-	-

Total	13,450,402	8,277,796	10,691,272	6,619,196

Impairment of intangibles	-	65,452	-	-

Total including impairment	$13,450,402	$8,343,248	$10,691,272	$6,619,196

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Amortization of intangible assets was $668,544 and $519,519 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, amortization of intangible assets was $1,851,250 and $1,829,272, respectively. Amortization of debt issuance costs of $0 and $7,986 for the nine months ended September 30, 2008 and 2007, respectively, is included in interest expense. Estimated amortization expense of intangible assets for the remainder of the year ending December 31, 2008 and for the years ending December 31, 2009, 2010, 2011, 2012 and thereafter is $669,036, $2,537,421, $1,464,137, $336,190, $36,267, $64,102, respectively. The weighted average remaining life of the intangibles is 2.22 years with right of entry average life of 5.77 years, contracts with DirecTV of 2.06 years and customer contracts of .42 years as of September 30, 2008.

Share-Based Compensation

The Company recognizes share-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended September 30, 2008 total share-based compensation expense of ($209,474) (($.02) per share) was recorded as a reduction to selling, general and administrative expenses due to a change in accounting estimates related to black scholes assumptions. For the three months ended September 30, 2007, total share-based compensation expense of $158,001 ($.02 per share) was included in selling, general and administrative expenses, respectively. For the nine months ended September 30, 2008 and 2007, total share-based compensation expense of $152,652 ($.02 per share) and $549,434 ($.08 per share) was included in selling, general and administrative expenses, respectively.

As of September 30, 2008, there was $68,773 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.66 years. This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2008 and 2007, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Risk-free interest rate	3.15%	4.50%	3.15%	4.58%
Expected life of options granted	6.5 Years	10 Years	6.5 Years	10 Years
Expected volatility range	95%	236%	94%	236%
Expected dividend yield	0%	0%	0%	0%

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures. During the quarter ended September 30, 2008, the Company evaluated the variables used in calculating its option values. The Company has recorded a change in accounting estimate based on this assessment.

In May 2008, the Company issued 22,500 shares of restricted stock in the amount of $23,625 to two officers of the Company. The value of the restricted stock was established by the market price on the date of grant. These restricted shares were immediately vested and were issued as performance bonuses pursuant to the Company’s Employee Stock Compensation Plan.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted income (loss) per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants, convertible preferred shares, and restricted stock outstanding during the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods. The three months ended September 30, 2008 accounted for dilutive options, warrants, preferred shares, and restricted stock. There were 2,138,244 shares of anti-dilutive shares related to options and warrants that were not included in the denominator for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Numerator: Income (loss) attributable to common stockholders	$846,649	$(3,711,641)	$(3,945,990)	$(6,714,416)

Denominator:
Weighted-average shares outstanding	9,561,718	7,356,413	9,184,475	7,177,435
Effect of dilutive securities	234,967	-	-	-
Denominator for diluted earnings per share	9,796,685	7,356,413	9,184,475	7,177,435

Basic earnings (loss) per share	$.09	$(.50)	$(.43)	$(.94)
Diluted earnings (loss) per share	$.09	$(.50)	$(.43)	$(.94)

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Management believes that the Company has three operating segments, MCS, where the Company bills voice, data and video subscribers as a principal; MDU where the Company, as a master service operator for DirecTV, receives net cash payments for managing video subscribers through its network of system operators and HSP (Home Service Provider), where the Company receives net cash payments for the installation and service of DirecTV (DTV) video programming for residents of single family homes. These video subscribers are billed by DirecTV.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

NOTE 4 – Business Acquisitions

Effective March 1, 2008, the Company purchased, pursuant to a Supplemental Agreement and Plan of Share Exchange, 51% of the outstanding shares of Michigan Microtech, Inc. (MMT), previously a wholly owned subsidiary of DirecTECH Holding Company, Inc. (DTHC) which equaled 1,020,000 MMT common shares. The consideration paid for the shares was 1,490,000 shares of restricted Multiband common stock valued at $3,854,000 and a promissory note for $2,246,000. The note is secured by the aforementioned MMT common shares, which carries a stated interest rate of 5% per annum and is due February 2013. The Multiband shares, via negotiation and mutual agreement between buyer and seller, were valued at $2.59 per share. The seller received certain piggyback registration rights with regards to the Multiband shares. The note payable was recorded net of a discount for imputed interest of 3% which amortizes monthly as part of interest expense. The total discount for imputed interest amounted to $317,310. The Company purchased MMT to enter the market of installing video services in single family homes. The Company, on a preliminary and unaudited basis, allocated the purchase price to the fair values of MMT assets and liabilities. As part of the acquisition, the Company recognized an intangible asset of $2,849,266 related to MMT’s HSP agreement with DirecTV. The Company will amortize this intangible over the remaining 38 month term of MMT’s home services provided contract with DirecTV. The term of the contract will automatically renew as of April 30, 2011 for additional one year periods unless either MMT or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term. Also, all signing parties to the October 31, 2007 Plan of Merger Agreement involving Multiband Corporation and DirecTECH Holding Company, Inc. have agreed to extend the time to reach a definitive agreement in the matter from March 31, 2008 to December 31, 2008. Subsequently, in November, 2008, Multiband and DTHC entered into a stock purchase agreement (SPA) which superceded the aforementioned Plan of Merger Agreement. (See Note 13)

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Effective March 1, 2008, the Company purchased 100% of the assets of US Install LLC in exchange for $95,000 in cash plus 37,879 shares of restricted Multiband common stock valued at $102,516, which is included in accrued liabilities on the consolidated balance sheet and was subsequently issued in October, 2008. The Company also incurred acquisition expense of $1,000 related to this purchase. In addition, the parties executed employment agreements with US Install’s two principals. The parties also executed noncompetition and nonsolicitation agreements with each principal in exchange for cash consideration of $2,500 per agreement. The Company allocated the purchase price as follows:

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

	2007 Consolidated as reported	2007 Pro Forma Disclosed
Three months ended September 30, 2007
Revenues	$3,653,600	$10,622,338

Loss from operations	(1,822,764)	(1,511,477)

Net Loss	(1,918,344)	(1,732,972)
Preferred dividends	1,793,297	1,793,297
Loss attributable to common shareholders	$(3,711,641)	$(3,526,269)

Loss attributable to common shareholders per common share– basic and diluted	$(.50)	$(.40)

Weighted average shares outstanding - basic and diluted	7,356,413	8,846,413

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

	2008 Consolidated as reported	2008 Pro Forma Disclosed	2007 Consolidated as reported	2007 Pro Forma Disclosed

Nine months ended September 30, 2008 and 2007
Revenues	$28,860,595	$33,260,475	$11,960,281	$30,236,120

Income (loss) from operations	388,770	592,305	(4,307,815)	(5,317,760)

Net income (loss)	102,706	246,029	(4,560,718)	(5,312,504)
Preferred stock dividends	4,048,696	4,048,696	2,153,698	2,153,698
Loss attributable to common shareholders	$(3,945,990)	$(3,802,667)	$(6,714,416)	$(7,466,202)

Loss attributable to common shareholders per common share – basic and diluted	$(.43)	$(.41)	$(.94)	$(.86)

Weighted average shares outstanding – basic and diluted	9,184,475	9,353,051	7,177,435	8,667,435

NOTE 5 – Inventories

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
DirecTV – serialized	$1,028,154	$-
DirecTV – nonserialized	667,435	-
Other	432,804	132,992
Total	$2,128,393	$132,992

The Company’s inventories are segregated into three major categories. Serialized DirecTV inventories consists primarily of satellite receivers and similar devices. Non-serialized DirecTV inventories consist primarily of satellite dishes, poles and similar devices which are supplied by DirecTV. Other inventory consists primarily of cable, switches and various small parts used in the installation of DirecTV satellite dishes.

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

Unrealized Gains on Securities
Balance, December 31, 2007	$-
Initial investment	121,582
Increase in value, for the nine months ended	30,396
Balance, September 30, 2008	$151,978

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 7 – Stock Transactions

Stock warrants activity is as follows for the nine months ended September 30, 2008:

	Number of Warrants	Weighted – Average Exercise Price
Outstanding, December 31, 2007	3,088,873	$7.64
Granted	-	-
Exercised	-	-
Cancelled	(1,605,310)	(7.90)
Outstanding, September 30, 2008	1,483,563	$7.26

In February 2008, all remaining shares of Class I Preferred Stock (39,500 shares) were converted into 526,667 shares of Multiband common stock. This conversion event created a non-cash dividend expense of $3,744,600 which is reflected in the Company’s consolidated statement of operations for the nine months ended September 30, 2008.

NOTE 8 – Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2008	December 31, 2007
Payroll and related taxes	$1,571,249	$512,960
Accrued preferred stock dividends	623,750	642,395
Accrued liability - vendor chargebacks	-	630,800
Accrued income taxes	145,647	-
Accrued interest payable – short term	31,724	27,363
Other	806,834	718,093
Total accrued liabilities – short term	3,179,204	2,531,611
Accrued interest payable – long term	74,243	-
Total Accrued Liabilities	$3,253,447	$2,531,611

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 9 - Business Segments

The Company has four reporting segments. Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. The MDU segment represents results as the master service operator for DirecTV. The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers. The HSP segment provides the installation and service of DirecTV (DTV) video programming for residents of single family homes. Segment disclosures by entity are provided to the extent practicable under the Company's accounting system.

Segment disclosures are as follows:

	Multiband Corp.	MDU	MCS	HSP	Total
Three months ended September 30, 2008:
Revenues	$-	$4,148,786	$799,445	$7,392,428	$12,340,659
Income (loss) from operations	(546,911)	838,401	(674,349)	563,714	180,855
Identifiable assets	4,675,491	4,261,614	2,328,163	12,876,928	24,142,196
Depreciation and amortization	276,907	396,650	163,782	8,978	846,317
Capital expenditures	21,497	-	14,205	10,575	46,277

	Multiband Corp.	MDU	MCS	HSP	Total
Three months ended September 30, 2007:
Revenues	$-	$2,569,486	$1,084,114	$-	$3,653,600
Income (loss) from operations	(1,038,768)	461,068	(1,245,064)	-	(1,822,764)
Identifiable assets	1,897,511	5,392,234	2,885,771	-	10,175,516
Depreciation and amortization	39,846	397,850	332,519	-	770,215
Capital expenditures	1,987	-	28,720	-	30,707

	Multiband Corp.	MDU	MCS	HSP	Total
Nine months ended September 30, 2008:
Revenues	$-	$10,395,193	$2,488,473	$15,976,929	$28,860,595
Income (loss) from operations	(2,290,096)	2,701,269	(1,875,140)	1,852,737	388,770
Identifiable assets	4,675,491	4,261,614	2,328,163	12,876,928	24,142,196
Depreciation and amortization	693,165	1,189,380	560,514	20,020	2,463,079
Capital expenditures	43,162	-	58,516	10,575	112,253

	Multiband Corp.	MDU	MCS	HSP	Total
Nine months ended September 30, 2007:
Revenues	$-	$7,619,689	$4,340,592	$-	$11,960,281
Income (loss) from operations	(3,220,516)	2,508,408	(3,595,707)	-	(4,307,815)
Identifiable assets	1,897,511	5,392,234	2,885,771	-	10,175,516
Depreciation and amortization	139,573	1,208,592	1,466,816	-	2,814,981
Capital expenditures	1,987	-	269,601	-	271,588

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

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

Significant relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August 2005. Under that agreement the Company is required to ensure that its system operators meet minimum technical DTV system standards so that the system operator subscribers may properly receive DTV programming services. The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. The Company has met the requirements and has entered into the first two year automatic renewal period. The Company, via MMT, also has a separate home service provider agreement with DirecTV ending April 30, 2011.  The term of the MMT contract with DirecTV will automatically renew as of May 1, 2011 for additional one year periods unless either MMT or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term. Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations. Revenues generated from DirecTV were 93.5% and 91.4% of total revenue for the three and nine months ended September 30, 2008, respectively. Revenues generated from DirecTV for the three and nine months ended September 30, 2007 were 70.3% and 63.7% of total revenue, respectively.

Gain on extinguishment of debt

In January 2008, the Company negotiated payment of the remaining balance of the note payable to Vern Swedin by issuing 7,500 shares of common stock at $2.60 per share in settlement of this debt resulting in a gain on extinguishment of debt of $29,965. This modification was accounted for as a gain on extinguishment of debt in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. This amount is included in other income on the consolidated statement of operations for the nine months ended September 30, 2008.

Current portion of long-term debt

As of September 30, 2008, the Company failed to meet one of the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of five million dollars at September 30, 2008. Convergent Capital provided the Company with a waiver for the covenant for the nine months ended September 30, 2008. The Company’s management believes it is probable that the violation will not be cured at measurement dates that are within the next twelve months. In accordance with EITF 86-30 “Classification of obligations when a violation is waived by the creditor”, the Company has classified the debt as current as of September 30, 2008 and December 31, 2007.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

DirecTECH Holding Company Bank Loan

In May 2007 (as subsequently amended in June 2007, December 2007 and June 2008), DirecTECH Holding Company (DTHC) and its subsidiaries, including Michigan Microtech, Inc. (MMT) which, prior to March 1, 2008, was 100% owned by DTHC, entered into a loan and security agreement with MB Financial Bank, N.A. (MB Bank). Multiband Corporation, effective March 1, 2008, owns 51% of the common stock of MMT. At the time of Multiband’s purchase of the MMT stock in February 2008, Multiband received a release of the MB Bank’s lien against the MMT stock. However, MMT remains an obligor on the overall MB Bank loan. To date, MMT has not utilized any of the loan proceeds. Based on the Company’s interpretation of Securities Exchange Commission’s Staff Accounting Bulletin No. 5J (SAB 5J), none of the DTHC bank loan debt is reflected in MMT’s financial statements which have been consolidated with Multiband Corporation’s financial statements for the seven months ended September 30, 2008.

On May 2, 2008, MB Bank filed a complaint against DTHC and various affiliates in the United States District Court for the Northern District of Illinois, Eastern Division seeking, amongst other things, to recover the amounts due under the notes. At the time of the filing of the complaint, balances due under all facilities totaled $15,340,000, which included a balance due on a revolving loan of $3,500,000. On June 18, 2008, MB Bank and DTHC and various affiliates including MMT, entered into an initial Forbearance Agreement, which expired on October 10, 2008, which sets forth revised terms and conditions, including the dismissal of the court action without prejudice. The initial Forbearance Agreement was extended until January 9, 2009. Under this Forbearance Agreement, MMT remains an obligor on the overall MB Bank loan. Revised terms include monthly principal payments of $236,667 beginning July 15, 2008. Effective November 15, 2008, the monthly principal payments increase to $240,914. In addition, commencing April 21, 2008, interest on all loans will be calculated using the default rate in the loan agreements (ranges from 9.37-9.62% as of June 18, 2008) and will be payable on a monthly basis beginning on July 15, 2008. The agreement also contains certain reporting requirements and financial covenants that DTHC must adhere to during the period of the agreement. As of September 30, 2008, the total loan balance equals $11,909,564.

Auto leases

The Company leases substantially all of its fleet vehicles under operating leases from one lessor. Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year. After one year, the Company has the option to renew the open ended lease for one year renewal periods or surrender the leased vehicle to the lessor to be sold. If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess. If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor. The Company has entered this agreement jointly and severally with various subsidiaries of DTHC. For the three and seven months ended September 30, 2008, the Company’s operating lease expense under the lease totaled approximately $381,000 and $748,000, respectively.

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease. This guaranty has no effect on the Company’s consolidated financial statements for the three and nine months ended September 30, 2008 and 2007. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $348,881 in rent payments plus any associated charges such as property taxes and common area maintenance. The Company has evaluated the accounting guidance of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees” and has determined that it does not apply to this guaranty.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

NOTE 11 – Income Taxes

At September 30, 2008, the Company’s federal and state net operating loss carryforwards were estimated to be approximately $45,000,000 and $39,000,000, respectively. Under Internal Revenue Code Section 382, utilization of federal losses expiring prior to 2019 is limited to approximately $375,000 each year.

Due to Multiband’s purchase of 51% of MMT’s stock, effective March 1, 2008, MMT will no longer file consolidated tax returns with its former parent DTHC but will file as a single entity as it no longer meets the 80% ownership required for tax consolidation. Therefore, MMT will not be able to utilize the tax loss carryforwards of Multiband Corporation. As of and for the three and nine months ended September 30, 2008, MMT has recorded income tax expense of $286,658 and $749,458, respectively.

The Company has adopted FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations. There was no impact on the consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 related to FIN 48. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2005-2007. The Company has no significant unrecognized tax benefits as of September 30, 2008 that would reasonably be expected to affect our effective tax rate during the next twelve months.

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

MMT leases warehouse space from two individuals that have ownership via related trusts in DTHC. DTHC owns 49% of MMT as a minority interest shareholder (see Note 4). Lease payments amount to $3,200 per month plus expenses, expiring in April 2009.

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013. The Fargo base rate ranges from $7,621 to $8,466 per month. The Fargo property is owned in part by David Ekman, Chief Information Officer, Multiband.

Bernard Schafer is a director of both DTHC and Multiband. DTHC is the minority shareholder of MMT (see Note 4).

Multiband and DTHC perform certain management and information systems functions for one another pursuant to management consulting and employee leasing agreements. DTHC is the minority shareholder of MMT (see Note 4). During the three and nine months ended September 30, 2008, the Company has reduced selling, general and administrative expenses by $330,000 and $960,000 as a reimbursement of direct expenses in relation to this management consulting agreement.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007

Multiband earned a performance bonus as part of the aforementioned management consulting agreement with DTHC of $1,446,938 which was paid via reduction of the debt incurred in the acquisition of MMT (see Note 4). The Company recorded this consulting income as part of other income and expense on the statement of operations because the income does not constitute the entity’s ongoing major or central operations. The consulting income was not a reimbursement of direct expenses.

Jim Mandel, CEO of Multiband, borrowed DTHC $100,000 in a short-term note paying simple interest monthly at 10%. This note is subordinated to MB Bank debt.

Note 13 - Subsequent Event

On November 3, 2008, the Company and DTHC, entered into a comprehensive Stock Purchase Agreement (“SPA”) which superseded the parties’ original Plan of Merger Agreement dated October 2007. Pursuant to the SPA, the Company will purchase 80% of the issued and outstanding shares of common stock of all DTHC operating subsidiaries for $40 million and certain other consideration, of which $6,100,000 has already been paid due to the Company’s prior purchase effective March 1, 2008 of 51% of the issued and outstanding common stock of Michigan Microtech, Inc., a Michigan corporation (“MMT”), a former 100% owned DTHC subsidiary (see Note 4). The remaining $33,900,000 will be paid as follows: $1,000,000 in cash at closing and a secured promissory note for $32,900,000 which is due four years from the date of the parties’ initial closing of the SPA. The promissory note carries an interest rate of 8.25% per annum, subject to adjustment in the event of a default. Multiband shall have until December 31, 2009, to purchase the remaining 20% of the issued and outstanding shares of common stock of all DTHC operating subsidiaries. The consideration for the 20% purchase will be $10 million worth of Multiband Series J Preferred Stock, whose issuance will require Multiband shareholder approval. The closing on the 80% stock transaction is expected to occur on or about January 1, 2009, and the closing on the 20% stock transaction is anticipated to occur on or before December 31, 2009. The Company will apply FASB 141R and evaluate the purchase price allocation based on the guidance and fair value of the assets acquired and liabilities assumed. The Company has retained an independent outside expert to complete a fairness opinion for the Company’s shareholders concerning the consideration expected to be paid by Multiband in the transaction.

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS). MBS provided voice, data and video systems and services to business and government. The MBS business segment was sold effective April 1, 2005. The Company’s MCS segment began in February 2000. MCS, the Company’s continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc., (MDU segment) which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States. Effective March 1, 2008, the Company purchased 51% of the outstanding stock of MMT. MMT installs DTV video services in single family homes. At October 25, 2008, the Company had approximately 109,000 owned and managed subscriptions with an additional 24,000 subscriptions supported by the call center.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES		DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2008 (unaudited)	September 30, 2007 (unaudited)	September 30, 2008 (unaudited)	September 30, 2007 (unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	69.3%	64.2%	65.0%	53.5%

SELLING, GENERAL & ADMINISTRATIVE	22.3%	64.6%	24.9%	59.0%
DEPRECIATION & AMORTIZATION	6.9%	21.1%	8.5%	23.5%
IMPAIRMENT OF ASSETS	-	-	0.2%	-

INCOME (LOSS) FROM OPERATIONS	1.5%	-49.9%	1.4%	-36.0%
INTEREST EXPENSE & OTHER, NET	9.3%	-2.6%	3.5%	-2.1%
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	10.8%	-52.5%	4.9%	-38.1%
PROVISION FOR INCOME TAXES	2.3%	-	2.6%	-
MINORITY INTEREST IN NET INCOME OF SUBSIDIARY	1.1%	-	1.9%	-
NET INCOME (LOSS)	7.4%	-52.5%	0.4%	-38.1%

RESULTS OF OPERATIONS

Revenues

Total revenues increased 237.8% to $12,340,659 for the quarter ended September 30, 2008 as compared to $3,653,600 for the quarter ended September 30, 2007. Revenues for the nine month period ended September 30, 2008 increased 141.3% to $28,860,595 from $11,960,281 for the same period in 2007. This overall increase in revenues is primarily due to the purchase of MMT in March 2008, with revenues for the three and seven month periods ended September 30, 2008 of $7,392,428 and $15,976,929, respectively, offset by sales of approximately 13,000 owned subscriptions which occurred throughout the first nine months of 2007 in efforts to strategically sell unprofitable owned assets, utilizing the proceeds from those assets into facilitating growth in the Company’s managed subscriber services including our support center and our master system operator program.

Revenues in the third quarter of 2008, for the MCS segment, decreased 26.3% to $799,445 as compared to $1,084,114 in the third quarter of 2007. Revenues for the nine month period ended September 30, 2008, for the MCS segment, decreased 42.7% to $2,488,473 from $4,340,592 for the same period in 2007. These decreases were primarily due to the aforementioned sales of owned subscriptions offset by an increase in call center revenue. In 2008, the Company expects MCS revenues to remain relatively consistent throughout the balance of the year.

Revenues in the third quarter of 2008 for the MDU segment increased 61.5% to $4,148,786 as compared to $2,569,486 in the third quarter of 2007. Revenues for the nine month period ended September 30, 2008, for the MDU segment, increased 36.4% to $10,395,193 from $7,619,689 for the same period in 2007. These increases are primarily due to the revenue recognized for coordinating improvements of systems used to deliver enhanced programming services, and increased activity from a large system operator. The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network. Due to demand for high definition television services and the aforementioned revenue generated from coordinating system improvements to provide enhanced programming services, MDU revenues are expected to remain above 2007 levels for the balance of 2008.

Revenues for the three month period ended September 30, 2008 for the HSP segment, was $7,392,428 in comparison to $0 for the same period in 2007. Revenues for the seven month period ended September 30, 2008, for the HSP segment (acquired March 1, 2008), were $15,976,929 from $0 for the same period in 2007. This increase is due to the purchase of MMT (see Note 4). The Company expects that revenues in the HSP segment will continue at a rate consistent with the three months ended September 30, 2008 throughout the balance of 2008.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, increased by 264.7% to $8,556,168 for the quarter ended September 30, 2008, as compared to $2,345,895 for the similar quarter last year. For the nine months ended September 30, 2008, cost of products and services were $18,769,937 compared to $6,395,179 in the prior year, a 193.5% increase. Overall cost of products and services as a percentage of revenue did increase due, in part, to the purchase of MMT with costs for the three and seven month periods ended September 30, 2008 of $5,252,332 and $10,989,473, respectively. Other factors affecting costs included specific vendor price increases without a corresponding increase in price to customers, certain commission payments, and allocation of certain support center costs to cost of products and services. These increases were offset by a decrease in costs related to a decrease in programming and circuit charges due to a decreased subscriber number.

Cost of products and services for the MCS segment for the quarter were $571,202 compared to $772,985 in the same quarter last year, a 26.1% decrease. For the nine months ended September 30, 2008, cost of products and services were $1,767,081 for the MCS segment, compared to $2,865,173 in the prior year, a 38.3% decrease. In 2008, the decrease in cost of products and services in the MCS segment is directly related to a decrease in programming and circuit charges between the comparable periods due to sales of approximately 13,000 owned subscriptions which occurred throughout the first nine months of 2007.

Cost of products and services for the MDU segment for the quarter were $2,732,634 compared to $1,572,910 in the same quarter last year, an 73.7% increase. For the nine months ended September 30, 2008, cost of products and services were $6,013,383 for the MDU segment, compared to $3,530,006 in the prior year, a 70.4% increase. The increase in cost of products and services in the MDU segment is primarily related to an increase in revenue generated by the system operators along with a change in revenue mix and certain commission payments. In 2008, the Company expects MDU cost of products and services to increase slightly throughout the balance of the year due to certain commission payments.

Cost of products and services for the HSP segment for the quarter were $5,252,332 compared to $0 in the same quarter last year. For the seven months ended September 30, 2008, cost of products and services were $10,989,473 for the HSP segment (acquired March 1, 2008), compared to the $0 in the prior year. This increase is due to the purchase of MMT (see Note 4). In 2008, the Company expects HSP cost of products and services to remain consistent throughout the remainder of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16.8% to $2,757,319 in the quarter ended September 30, 2008, compared to $2,360,254 in the prior year’s quarter due primarily to the addition of the HSP segment resulting from the acquisition of MMT in 2008. Selling, general and administrative expenses were, as a percentage of revenues, 22.3% for the quarter ended September 30, 2008 and 64.6% for the similar period a year ago. This percentage decrease is primarily due to decreases in payroll and employee expenses, property maintenance expenses, and outside service expenses between the comparable periods due to the sale of subscribers. The Company revised an accounting estimate for option expense during the quarter. Multiband Corp segment selling, general and administrative expense for the quarter was reduced by approximately $209,000 for this revised estimate. Multiband Corp segment also recorded $330,000 of reimbursed payroll expenses for management consulting to DTHC per its management consulting agreement (see Note 12). The Company anticipates that for the remainder of 2008, selling, general and administrative expenses will remain consistent with third quarter levels.

For the nine months ended September 30, 2008, selling, general and administrative expenses increased 1.6% to $7,173,357 compared to $7,057,936 for the nine months ended September 30, 2007. This increase is due to the additional seven months of the newly acquired HSP segment offset by a reduction in payroll and employee expenses, property maintenance expenses, and outside service expenses. As a percentage of revenue, selling general and administrative expenses were 24.9% for the nine months ended September 30, 2008, compared to 59.0% for the same period in 2007. This percentage decrease is primarily due to the decreases in payroll, employee expenses, property maintenance expenses and outside service expenses between the comparable periods for subscribers sold in the MCS segment. For the nine months ended September 30, 2008, the Multiband Corp. segment has recorded $960,000 of reimbursed payroll expenses for management consulting to DTHC per its management consulting agreement entered into with DTHC in November 2007. (see Note 12).

Depreciation and Amortization

Depreciation and amortization expense increased 9.9% to $846,317 for the quarter ended September 30, 2008 compared to $770,215 in the prior year’s quarter, largely due to amortization of intangibles related to the MMT purchase (see Note 4), partly offset by the sale of tangible and intangible assets in various states most of which occurred in 2007 (see Note 3). For the nine months ended September 30, 2008, depreciation and amortization expense decreased 12.5% to $2,463,079 compared to $2,814,981 for the nine months ended September 30, 2007. This decrease in depreciation and amortization through nine months is due to the sale of tangible and intangible assets in various states most of which occurred in 2007 (see Note 3) offset by the increase in amortization of intangible related to the MMT purchase (see Note 4). Depreciation and amortization expense is expected to remain comparable to third quarter through the remainder 2008.

Income (Loss) from Operations

The Company, in the third quarter of 2008, earned income from operations of $180,855 versus a loss of $1,822,764 during the prior year’s comparable period. Income from operations was $388,770 during the first nine months of 2008, compared to a loss of $4,307,815 during the first nine months of 2007. The MDU segment showed a profit from operations of $838,401 and $2,701,269 for the three and nine months ended September 30, 2008 compared to profits of $461,068 and $2,508,408 for the three and nine months ended September 30, 2007. For the third quarter of 2008, the MCS segment showed a loss from operations of $674,349 compared to a loss of $1,245,064 for the same quarter last year. For the nine months ended September 30, 2008, the MCS segment showed a loss from operations of $1,875,140 compared to a loss of $3,595,707 for the same period in 2007. The Multiband Corporation segment, which has no revenues, showed a loss from operations of $546,911 for the three months ended September 30, 2008 and $2,290,096 for the nine months ended September 30, 2008 compared to losses of $1,038,768 and $3,220,516 for the same periods last year. For the third quarter of 2008, the HSP segment showed a profit from operations of $563,714, compared to $0 in the same period last year. For the nine months ended September 30, 2008, profit was $1,852,737 for the HSP segment, compared to the $0 in the prior year. The HSP segment did not exist in 2007 so there are no comparable results to report (see Note 4). The Multiband Corporation loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels. The Company expects the MDU segment profitability in future periods to stabilize at current levels as the year to date reduction in profits for this segment has been impacted by increased payments to dealers. The Company plans to continue to mitigate its loss in the MCS segment by increasing the subscribers managed by the support center. At the same time, the Company will look to add subscribers in its MDU division since the on-going selling, general and administrative expenses to service those subscribers is more variable than fixed.

Interest Expense

Interest expense was $300,826 for the quarter ended September 30, 2008, versus $108,847 for the similar period a year ago. Amortization of an original issue discount was $0 and $13,157 for the three months ended September 30, 2008 and 2007. Interest expense was $514,485 for the nine months ended September 30, 2008 and $430,264 for the same period last year, primarily reflecting an increase due to interest expense incurred on the debt issued for the purchase of 51% of MMT (see Note 4). Amortization of original issue discount was $0 for the nine months ended September 30, 2008 and $29,746 for the same period last year.

Management consulting income

During the three months ended September 30, 2008, Multiband recorded a performance bonus as part of the management consulting agreement with DTHC of $1,446,938 which was paid via reduction of the debt incurred in the acquisition of MMT (see Note 4 and Note 12). The Company recorded this consulting income as part of other income and expense on the statement of operations because the income does not constitute the entity’s ongoing major or central operations. The consulting income was not a reimbursement of direct expenses. No income was earned during the comparable period ended September 30, 2007. This income is part of the Multiband Corp. business segment.

Minority Interest

Effective March 1, 2008, the Company purchased 51% of the stock of MMT. The minority interest on the statement of operations for the three and seven month periods ended September 30, 2008 was $137,755 and $549,758, respectively. The minority interest represents DTHC’s 49% ownership of MMT. MMT currently makes up 100% of the HSP segment.

Income taxes

Due to the Company’s purchase of 51% of MMT’s stock, effective March 1, 2008, MMT will no longer file consolidated tax returns with its former parent DTHC but will file as a single entity as it no longer meets the 80% ownership required for tax consolidation. Therefore, MMT will not be able to utilize the tax loss carryforwards of Multiband Corporation since Multiband owns less than 80% of MMT. As of and for the three and seven month periods ended September 30, 2008, MMT has recorded a provision for income tax of $286,658 and $749,458, respectively. MMT currently makes up 100% of the HSP segment.

Net Income (Loss)

In the third quarter of fiscal 2008, the Company generated net income of $910,663 and incurred a net loss of $1,918,344 for the third fiscal quarter of 2007. For the nine months ended September 30, 2008, the Company generated a net income of $102,706 and incurred a net loss of $4,560,718 for the nine months ended September 30, 2007. The net income for the three and nine months ended September 30, 2008 is largely due to the addition of the HSP segment via the acquisition of MMT, the sale of unprofitable subscribers in the MCS segment, the increase in managed subscribers in the MDU segment, and the management consulting income in Multiband Corp. segment.

Liquidity and Capital Resources

During the nine months ended September 30, 2008 and 2007, the Company generated a net income of $102,706 and incurred a net loss of $4,560,718, respectively. Net cash from operations during the nine months ended September 30, 2008 was $3,891,100 as compared to the net cash used by operations during the nine months ended September 30, 2007 of $1,432,412. Principal payments on current long-term debt over the next 12 months are expected to total $1,644,633. As of September 30, 2008, the Company failed to meet one the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of five million dollars as of the quarter ended September 30, 2008. Convergent Capital provided the Company with a waiver for the said covenant as of the quarter ended September 30, 2008. The Company’s management believes it is probable that the violation will not be cured at measurement dates that are within the next twelve months. In accordance with EITF 86-30 “Classification of obligations when a violation is waived by the creditor”, the Company has classified the debt as current as of September 30, 2008.

Cash and cash equivalents totaled $11,092,373 at September 30, 2008 versus $944,456 at December 31, 2007. Working capital at September 30, 2008 was $2,375,295 as compared to a working capital deficit of $5,018,177 at December 31, 2007, primarily due to the acquisition of MMT. Total debt and capital lease obligations increased by $594,700 in the nine months ended September 30, 2008 due mainly to the addition of notes payable in order to purchase MMT and US Install. The Company had a material increase in accounts receivable, accounts payable and accrued liabilities for the period ended September 30, 2008 verses the period ended December 31, 2007 due to the acquisition of MMT. Net cash from investing activities totaled $6,656,473 for the period ended September 30, 2008, compared to $2,277,400 for the period ended December 31, 2007, due to the acquisition of MMT. MMT is an obligor on loans entered into by DTHC and subsidiaries with MB Financial, N.A. (MB Bank) (see Note 10). In the event that DTHC and its various subsidiaries other than MMT could not retire the loan then MMT’s cash or other assets may have to be utilized to retire the loan which would adversely affect MMT’s working capital.

The Company experienced a material increase in revenues between the quarter ended September 30, 2008 and the quarter ended September 30, 2007 as a result of the additional revenue obtained from the purchase of MMT offset by the reduction of revenue resulting from the sale of unprofitable assets. For the balance of 2008, the Company intends to focus on facilitating growth of its HSP business segment and its managed subscriber services including its support center and its master system operator program. The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $112,253 for capital expenditures during the nine months ended September 30, 2008, as compared to $271,588 in the similar period last year. Capital expenditures consisted of project build-outs and equipment acquired for internal use. This decrease was related to a reduction of company funded video and internet service build outs to MDU properties made during 2008. Capital expenditures in 2008 are expected to be below the 2007 levels.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

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

Management of Multiband believes that the cash on hand, positive operating income, combined with capital resources and the potential ability to monetize intangible subscriber assets, will be adequate to meet the anticipated liquidity and capital resource requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, equipment and leasehold improvements. At September 30, 2008, the Company had net property and equipment of $1,306,054, which represents approximately 5.4% of the Company’s total assets. The estimated fair value of these assets is dependent on the Company’s future performance. In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge, which may be material. During the three and nine months ended September 30, 2008 and 2007, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

At year end, we test goodwill for impairment. If indicators of impairment are determined to exist, we test goodwill for impairment quarterly. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our operating segments. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our operating segments which amounts to $116,757 as of September 30, 2008, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the three and nine months ended September 30, 2008 and 2007, the Company did not record any impairment losses related to goodwill.

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, contracts with DirecTV and customer contracts. These intangibles are being amortized over their estimated useful lives ranging from 12 to 108 months. If significant changes would occur to the estimated future cash flows associated with these intangibles, the Company would determine if there is impairment and reduce the value of intangibles based on the discounted present value of such cash flows. At September 30, 2008, the Company had net intangibles of $5,107,154 which represented approximately 21.2% of the Company’s total assets. During the three and nine months ended September 30, 2008, the Company recorded an impairment charge to intangible assets of $0 and $65,452, respectively (see Note 2). The Company did not record any impairment losses related to intangible assets during the three and nine months ended September 30, 2007.

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

Share-Based Payments

The Company accounts for its stock options in compliance with the Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures. During the quarter ended September 30, 2008, the Company evaluated the variables used in calculating its option values. The Company has recorded a change in accounting estimate based on this assessment.

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

The Company earns revenues from four sources: 1) Voice, video and data communications products which are sold and installed, 2) Multiband user charges to multiple dwelling units, 3) MDU earns revenue primarily through the activation of, enhancement of, and residual fees on video programming services provided to residents of multiple dwelling units; and 4) MMT earns revenue primarily through the installation and service of DirecTV (DTV) video programming services for residents of single family homes.

Customers contract for both the purchase and installation of voice and data networking technology products and certain video technologies products. Revenue is recognized when the products are delivered and installed and the customer has accepted and has the ability to fulfill the terms.

Revenue generated from activation of video programming services is earned in the month of activation. According to Multiband's Master System Operator agreement with DirecTV, in the event that a customer cancels within the first 12 months of service, DirecTV has the right to chargeback the Company for a portion of the activation fees received. In accordance with Securities Exchange Commission SAB 104, the Company has estimated the potential charge back of commissions received on activation fees during the past 12 months based on historical percentages of customer cancellations and has included that amount as a reduction of revenue. Residual income is earned as services are provided by DirecTV through its system operators. As a master system operator for DirecTV, the Company earns a fixed percentage based on net cash received by DirecTV for recurring monthly services, a variable amount depending on the number of activations in a given month, and a variable amount for coordinating improvements of systems used to deliver enhanced programming services. The Company’s master system operator contract with DirecTV also permits the Company to earn revenues through its control of other system operators who are unable to provide DirecTV video programming services without the Company’s performance.

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

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

The Company is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the Convergent Capital note of $1,450,000, which varies from 11% to 14%, dependent on the Company’s common stock price. Each 1% change in interest impacts the statement of operations by approximately $15,000 annually.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. An exception to the aforementioned conclusions is hereby made specifically with regards to the Company’s home service provider business segment. As of September 30, 2008, the Company has not tested the effectiveness of any controls or procedures with regards to MMT due to the recent acquisition of 51% of MMT. The Company does intend to perform such testing prior to December 31, 2008.

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

Net Income (Losses)

The Company had net income of $102,706 for the nine months ended September 30, 2008 and net losses of $6,088,353 for the year ended December 31, 2007 and $10,183,723 for the year ended December 31, 2006. The Company may never be consistently profitable.

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

Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets" which changed the amortization rules on recorded goodwill from a monthly amortization to an annual test of "impairment" for fiscal years beginning after December 15, 2001. As of September 30, 2008, the Company had goodwill of $116,757 primarily related to the purchase of US Installs. At September 30, 2008 the Company did not note any indications of impairment related to goodwill.

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

Dependence on Strategic Alliances

Several suppliers or potential suppliers of Multiband, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years. While the financial distress of its suppliers or potential suppliers could have a material adverse effect on Multiband's business, Multiband believes that enough alternate suppliers exist to allow the Company to execute its business plans. The Company is also highly dependent on its Master System Operator agreement with DirecTV. The initial term of the agreement expires in August 2008, and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network. The Agreement automatically renewed for a two year period in August 2008. Although an alternate provider of satellite television services, Echostar, exists, the termination of its agreements with DirecTV could have a material adverse effect on Multiband's business.

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

Uncertain Effects Of The Merger

During the fourth quarter of 2008, the Company entered into a Stock Purchase Agreement (SPA) with DTHC (see Note 13). Even if the SPA is consummated, the DTHC operating entity business as merged into the Multiband business may not achieve the operating results and growth anticipated by management in structuring the transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	An annual meeting of Multiband shareholders was held on August 27, 2008. There were present or present by proxy at the meeting 3,648,552 votes, the number necessary to hold a quorum.
b)	The meeting resulted in the following votes related to the following proxy items:
1. Election of directors: All directors were re-elected for a term serving until the next annual meeting with the votes in favor listed below:

Director	Number of votes
Bell	3,457,552
Bennett	3,455,602
Dodge	3,457,552
Harris	3,457,552
Mandel	3,455,602
Miller	3,457,552
Schafer	3,457,602

2. Ratify the election of Virchow, Krause and Company, LLP as registered public accountants of the Company for fiscal year 2007.

Number of votes
For	3,457,552
Against	191,000
Abstain	557

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION Registrant
Date: November 14, 2008	By:	/s/ James L. Mandel Chief Executive Officer
Date: November 14, 2008	By:	/s/ Steven M. Bell Chief Financial Officer (Principal Financial and Accounting Officer)