Form 10-K
period 2008-12-31
MULTIBAND CORP
filed 2009-04-02
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of June 30, 2008, (the most recently completed fiscal second quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter was approximately $9,664,859.

As of March 20, 2009, there were 9,641,821 outstanding shares of the registrant's common stock, no par value stock.

Table of Contents

Item 1

Business

Multiband Corporation (the Company), is a Minnesota corporation formed in September 1975. The Company has three operating segments: 1) Multiband Consumer Services (MCS, legally known as Multiband Subscriber Services, Inc.), 2) Multi-Dwelling Unit (MDU, legally known as Minnesota Digital Universe, Inc.); and 3) Home Service Provider (HSP, legally known as Michigan Microtech, Inc (MMT)).

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS).  MBS provided voice, data and video systems and services to business and government.  The MBS business segment was sold effective April 1, 2005.  The Company’s MCS segment began in February 2000.  MCS provides voice, data and video services to multiple dwelling units, including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc., (MDU segment) which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.  During 2006 and 2007, the Company strategically sold certain assets at MCS properties where only video services were primarily deployed.  The Company continues to operate properties where multiple services were deployed.  To remain competitive, the Company in future periods intends to continue to own and operate properties at locations where multiple services can be deployed and manage properties where one or more services are deployed.  Consistent with that strategy the Company during 2006, 2007, and 2008, expanded its servicing of third party clients (other system operators) through its call center.  At March 25, 2009, the Company had approximately 126,000 owned and managed subscriptions, with an additional 48,000 subscriptions supported by the call center.

To continue to expand services and offerings, the Company entered into the market of installing video services in single family homes.  Effective March 1, 2008, the Company purchased 51% of the outstanding stock of MMT. MMT installs DirecTV video services in single family homes. In January 2009, the HSP operating segment expanded significantly through an acquisition of the operating entities of DirecTECH Holding Co. (DTHC).

Minnesota Digital Universe, Inc. (MDU Segment)

The Company, through its MDU segment, also serves as a master service operator for DirecTV, a provider of satellite television service. DirecTV is the largest provider of satellite television services in the United States with approximately 17 million subscribers. DirecTV competes with the leading cable companies and with Echostar, America's second largest provider of satellite television. The Company, through its direct operations, markets DirecTV services. The MDU segment allows the Company to offer satellite television services to residents of multi-dwelling-units through a network of affiliated operators.

Multiband Consumer Services (MCS Segment)

Since 2000, Multiband has offered voice, data and video services to residents of the multi dwelling unit (MDU) market. Our experience in this market suggests that property owners and managers are currently looking for a solution that will satisfy two market demands from customers. The first market demand from customers is how to satisfy the residents who desire to bring satellite television service to the unit without being visually unattractive or a structural/maintenance problem. The second is how to provide competitive access for local and long distance telephone, cable television and internet services. Our MCS offering addresses these demands and provides the consumer several benefits, including:

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

As we develop and market this package, we keep a marketing focus on two levels of customers for this product. The primary decision-makers are the property owners/managers. Their concerns are focused on delivering their residents reliability, quality service, short response times, minimized disruptions on the property, minimized alterations to the property and value added services. Each of these concerns is addressed in our contracts with the property owner, which include annual reviews and 10 year terms as service providers on the property. The secondary customer is the end-user. We provide the property with on-going marketing support for their leasing agents to deliver clear, concise and timely information on our services. This will include simple sign up options that should maximize our penetration of the property.

When taken as a whole, and based on Multiband’s interpretations of U.S. Census Bureau statistics, cable television, telephone and internet services currently generate over $170 billion of revenues annually in the U.S, with an estimated 26 million households living in MDUs.  We believe these statistics indicate stable growing markets with demand that is likely to deliver significant value to businesses that can obtain a subscriber base of any meaningful size.

Home Service Provider (HSP Segment)

The Company through its HSP segment, receives net cash payments for the installation and service of DirecTV video programming for residents of single family homes.  These video subscribers are billed by DirecTV. The HSP segment is a fulfillment arm of DirecTV.  As a result, Multiband does not directly compete with other providers in this market arena.  Although DirecTV itself competes with Echostar, the other leading satellite television provider and incumbent providers of phone and telephone services for pay television customers, DirecTV has its own marketing and competitive programs of which the Company is merely an indirect and passive recipient.

Multiband Consumer Industry Analysis and Strategy

MCS offers video and, in some cases, data and voice to residents of Multiple Dwelling Units primarily throughout the Midwest and the Southeast.  Our primary competition in this market comes from the local incumbent providers of telephone and cable television services. The leading competitors in these services are the former Bell System Companies such as Verizon Communications (Verizon) and Qwest Communications International, Inc. (Qwest) and national cable companies such as Comcast Corporation (Comcast) and Time Warner. These regional and national rivals have significant resources and are strong competitors.  Nonetheless, we believe that as a largely unregulated entity we can be competitive on both price and service.

Regarding video services, we believe we have a significant consumer benefit in that we are establishing private rather than public television systems, which allows us to deliver a package that is not laden with local "public access" stations that clog the basic service package. In essence, we will be able to deliver a customized service offering to each property based upon pre-installation market research that we perform. The pricing of our service is also untariffed which allows for flexible and competitive "bundling" of services.

Regarding data services, the general concern among consumers is the quality of the connection and the speed of the download. We believe our design provides the highest broadband connection speeds that are currently available. The approach that we market is "blocks of service."  Essentially, we deliver the same high bit rate service in small, medium and large packages, with an appropriate per unit cost reduction for those customers that will commit to a higher monthly expenditure.

Market Description

We are currently marketing Multiband services to MDU properties primarily throughout the Midwest and Southeast.  We will target properties that range from 50 to 150 units on a contiguous MDU property for television and Internet access only. We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

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

Number of Units/Customers

At March 25, 2009, the Company had approximately 126,000 owned and managed subscriptions, with an additional 48,000 subscribers supported by the support center.

Employees

As of March 20, 2009, Multiband employed 5 full-time management employees, 14 accounting personnel, 15 information technology employees, 2 human resource employees and 2 in administrative positions. As of that same date, MCS had 89 full-time employees, consisting of 3 in sales and marketing, 7 in technical positions, 77 in customer service and related support, and 1 in both management and administrative positions.  MDU had 1 management employee, 1 administrative personnel and 9 customer service employees.  HSP employed 1 management employee, 3 human resource employees, 4 administrative personnel, 33 customer service employees, 384 technicians and 16 warehouse employees.  The Company added an additional 3,383 employees on January 2, 2009, as a result of the acquisition of the majority ownership of former subsidiaries of DTHC.

Item 1A

Risk Factors

Our operations and our securities are subject to a number of risks, including but not limited to those described below. If any of the following risks actually occur, the business, financial condition or operating results of Multiband and the trading price or value of our common stock could be materially adversely affected.

General

Multiband, as noted earlier herein, since 1998, has taken several significant steps to reinvent and reposition itself to take advantage of opportunities presented by a shifting economy and industry environment.

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

In early 2000, Multiband created its MCS division, employing the aforementioned expertise, to provide communications and entertainment services (local dial tone, long distance, high-speed internet and expanded satellite television services) to residents in MDUs on one billing platform, which the Company developed internally. In 2004, the Company added its MDU segment and in 2008, its HSP segment.

The specific risk factors, as detailed below, should be analyzed in the context of the Company's evolving business model.

Net Income (Loss)

The Company had net income of $944,931 for the year ended December 31, 2008 and a net loss of $6,088,353 for the year ended December 31, 2007 and a net loss of $10,183,723 for the year ended December 31, 2006.  In addition, included in our 2008 net income are amounts earned under certain contractual arrangements with DTHC prior to the date we acquired majority ownership of DTHC’s operating subsidiaries (see Note 17).

The effects of accumulated losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve continued profitability from operating activities, we may not be able to meet:
o           our capital expenditure objectives;
o           our debt service obligations; or
o           our working capital needs.

Working Capital

The Company had working capital of $2,465,209 as of December 31, 2008 due to the acquisition of MMT.  As of December 31, 2007 the Company had a working capital deficiency of $5,018,177, respectively, primarily due to operating losses.

Goodwill and Intangible Assets

The Company applies the Financial Accounting Standards Board Statement (FASB) of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition.  For the year ended December 31, 2008, the Company recorded an impairment of $50,000 on the goodwill related to the US Install purchase and impaired the remaining goodwill balance of $16,757 from a previous acquisition.  Also, pursuant to the abandonment of a right of entry intangible asset, the Company recorded an impairment charge of $65,452 for the year ended December 31, 2008.

Deregulation

Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced that address issues affecting our operations and those of our competitors, which may cause significant changes to our industry. We cannot predict the outcome of these developments, nor can we assure you that these changes will not have a material adverse effect on us. Historically, we have been a reseller of products and services, not a manufacturer or carrier requiring regulation of its activities. Pursuant to Minnesota statutes, our Multiband activity is specifically exempt from the need to tariff our services in MDU's. However, the Telecommunications Act of 1996 provides for significant deregulation of the telecommunications industry, including the local telecommunications and long-distance industries. This federal statute and the related regulations remain subject to judicial review and additional rule-makings of the Federal Communications Commission, making it difficult to predict what effect the legislation will have on us, our operations, and our competitors.

Dependence on Strategic Alliances

Several suppliers or potential suppliers of Multiband, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years. While the financial distress of its suppliers or potential suppliers could have a material adverse effect on Multiband's business, Multiband believes that enough alternate suppliers exist to allow the Company to execute its business plans. The Company is also highly dependent on its Master System Operator agreement with DirecTV.  The initial term of the agreement expired in August 2008, and provided for two additional two-year renewals if the Company had a minimum number of paying video subscribers in its system operator network. The Company did meet the requirements and has entered into the first two year automatic renewal period.  The Company, via MMT, also has a separate home service provider agreement with DirecTV ending April 30, 2011.  The term of the MMT contract with DirecTV will automatically renew as of May 1, 2011 for additional one year periods unless either MMT or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  In early 2009, the Company acquired other HSP providers formerly owned by DTHC.  These other providers have dealer agreements which are substantially similar to the MMT agreement.  Although an alternate provider of satellite television services, Echostar, exists, the termination of any or all of its HSP dealer agreements with DirecTV would have a material adverse effect on Multiband's business.

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

Intellectual Property Rights

Multiband relies on a combination of trade secret, copyright, and trademark laws, license agreements, and contractual arrangements with certain key employees to protect its proprietary rights and the proprietary rights of third parties from which Multiband licenses intellectual property. Multiband also relies on agreements with owners of multi-dwelling units which grant the Company rights of access for a specific period to the premises whereby Multiband is allowed to offer its voice, data, and video services to individual residents of the property. If it was determined that Multiband infringed the intellectual property rights of others, it could be required to pay substantial damages or stop selling products and services that contain the infringing intellectual property, which could have a material adverse effect on Multiband's business, financial condition and results of operations. Also, there can be no assurance that Multiband would be able to develop non-infringing technology or that it could obtain a license on commercially reasonable terms, or at all. Multiband's success depends in part on its ability to protect the proprietary and confidential aspects of its technology and the products and services it sells. There can be no assurance that the legal protections afforded to Multiband or the steps taken by Multiband will be adequate to prevent misappropriation of Multiband's intellectual property.

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

Volatility of Multiband's Common Stock

The trading price of our common stock has been and is likely to continue to be volatile. The stock market has experienced extreme volatility, and this volatility has often been unrelated to the operating performance of particular companies. Prices for our common stock are determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors' perceptions of us and general economic, industry and market conditions.

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

Uncertain Effects of The Stock Purchase Agreement with DTHC

During the fourth quarter of 2008, the Company entered into a Stock Purchase Agreement (SPA) with DTHC, the closing of which occurred in January 2009 (see Note 17). The results of this agreement may produce an uncertain effect on Multiband’s and DTHC’s business relationships, including their ability to retain key employees, suppliers and customers.  The DTHC operating entities combined into the Multiband entities may not achieve the operating results and growth anticipated by management.

General Economic Conditions

As of this writing, the United States is experiencing overall adverse economic conditions. While we believe this environment may actually assist the Company in that consumers may stay home more for entertainment, there is no guarantee that consumers will continue to purchase the Company’s services at a constant level if the country’s recession becomes prolonged.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of federal securities law. Terminology such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements appear in a number of places in this Form 10K and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the industries in which we operate, as well as the industries we service, and our business and growth strategies. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in "Risk Factors."

Item 1B

Unresolved Staff Comments

None.

Item 2

Properties

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58103 and 9449 Science Center Drive, New Hope, Minnesota 55428. We have no foreign operations. The main Fargo office lease expires in 2017 and covers approximately 16,500 square feet. The Fargo base rent is $15,236 per month. The New Hope office lease expires in 2013 and covers approximately 47,000 square feet. The New Hope base rent ranges from $21,512 to $25,167 per month.  Our HSP principal office is located in at 2185 East Remus Road, Mount Pleasant, MI.  This lease expires in 2009 and covers approximately 6,100 square feet with base rent of $3,300 per month.  All leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities. All offices have office, warehouse and training facilities.  Multiband considers its current facilities adequate for its current needs and believes that suitable additional space would be available as needed.

Item 3

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company has accrued liabilities of $960,000, which net of indemnifications of $480,000, equal net expense of $480,000 for claims and potential settlements associated with litigation.  Defense costs are expensed as incurred.  Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated. Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows. The Company had no accrued legal contingencies at December 31, 2007.

Item 4

Submission of Matters to a Vote of Security Holders

The Company did not submit matters to a vote of security holders during the last quarter of the year covered by this report.

PART II

Item 5

Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Through May 17, 2000, Multiband's common stock was traded and quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "VICM." From May 18, 2000 until August 21, 2000, the common stock was quoted under the VICM symbol on the Pink Sheets(R) operated by Pink Sheets LLC. From August 21, 2000, to December 12, 2000, Multiband's common stock was traded and quoted on the OTCBB under the VICM symbol. Since then, the stock has been traded and quoted on the NASDAQ Capital Market system. In July 2004, the symbol was changed to MBND to coincide with the Company's name change to Multiband Corporation. The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2008 and December 31, 2007 as provided by NASDAQ (as adjusted for  the 1 for 5 reverse stock split issued August 2007).

Quarter Ended	High Bid	Low Bid
March 31, 2008	3.33	1.63
June 30, 2008	1.99	.69
September 30, 2008	1.87	.70
December 31, 2008	1.80	1.00
March 31, 2007	4.10	2.00
June 30, 2007	3.90	1.10
September 30, 2007	5.05	2.39
December 31, 2007	4.20	2.26

As of March 20, 2009, Multiband had 962 shareholders of record of its common stock and 9,641,821 shares of common stock outstanding. As of that date, five shareholders held a total of 14,171 of Class A Preferred, one shareholders held 2,270 shares of Class B Preferred, four shareholders held a total of 113,780 shares of Class C Preferred, one shareholder held a total of 150,000 shares of Class F Preferred, three shareholders held a total of 11,595 shares of Class G Preferred, and six shareholders held a total of 2 shares of Class H Preferred.

Recent Sales of Unregistered Securities

In October 2008, the Company issued 37,880 shares of common stock worth $101,516 in connection with the acquisition of US Install.

In August 2008, the Company issued 75,000 shares of common stock worth $128,250 in lieu of payment for consulting services.

In June 2008, the Company issued 22,500 shares of common stock worth $23,625 in connection with the issuance of restricted stock to Company executives.

In June 2008, the Company issued 6,250 shares of common stock worth $50,000 in connection with the conversion of Class G preferred stock from various investors.

In March 2008, the Company issued 526,667 shares of common stock worth $3,744,600 in connection with the conversion of Class I preferred stock.

In February 2008, the Company issued 1,490,000 shares of common stock worth $3,854,000 in connection with the acquisition of Michigan Microtech, Inc.

In January 2008, the Company issued 12,500 shares of common stock worth $100,000 in connection with the conversion of Class G preferred stock from various investors.

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

Preferred Stock

In June 2008, $50,000 worth of Class G preferred stock from various stockholders was converted into common stock at a price of $10.00 per share.

In March 2008, $3,950,000 worth of Class I preferred stock was converted into common stock at a price of $100.00 per share.

In January 2008, $100,000 worth of Class G preferred stock from various stockholders was converted into common stock at a price of $10.00 per share.

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

In the event of any liquidation, dissolution or winding up of Multiband, the holders of the Class A Preferred and Class B Preferred will be entitled to receive a liquidation preference of $10.50 per share, and the holders of the Class C Preferred, Class D Preferred, Class E Preferred, Class F Preferred and Class G Preferred will be entitled to receive a liquidation preference of $10.00 per share, each subject to adjustment. Holders of the Class H Preferred will be entitled to receive a liquidation preference of $100,000 per share. Holders of the Class I Preferred will be entitled to receive a liquidation preference of $100.00 per share. Any liquidation preference shall be payable out of any net assets of Multiband remaining after payment or provision for payment of the debts and other liabilities of Multiband.

No holder of Preferred Stock can require Multiband to redeem his or her shares, except for a single Class F and Class H shareholders.  The single Class F shareholder who, at its sole discretion pursuant to a put option, can force the Company to redeem up to 15,000 Class F Preferred Shares (the equivalent of $150,000 worth as of December 31, 2008).  Class H shareholders have the right to convert all or a portion of preferred shares upon the occurrence of a major transaction or triggering event as defined in the agreement and Multiband has the sole option to pay the redemption price in cash or shares of the Company’s common stock.  Multiband, upon notice, may voluntarily redeem the Preferred Stock, in whole or in part, at a redemption price per class equal to the liquidation prices stated above provided the closing bid price of the common stock exceeds a certain share price, ($4.00 per share for Classes A, B and C; $2.75 per share for Class F; $2.00 per share for Class H; Classes G and I have no redemption “call” price).  Upon Multiband's call for redemption, the holders of the Preferred Stock called for redemption will have the option to convert each share of Preferred Stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by Multiband in its sole discretion. Preferred Stock not converted would be redeemed.

Item 6

Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The data has been derived from our consolidated financial statements and accompanying notes included elsewhere in this report. The Statement of Operations Data for the years ended December 31, 2005 and 2004 and the Balance Sheet data at December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements which are not contained in this filing.  In the financial data below, the Company reclassed the operations related to the MBS segment to discontinued operations.  The Company sold this segment in the first quarter of 2005.

Statement of Operations Data	2008	2007	2006	2005	2004
Revenues	$42,986,513	$15,085,604	$18,051,601	$16,515,426	$11,067,834
Cost of products and services (exclusive of depreciation and amortization listed separately below)	$28,425,926	$8,339,933	$8,280,666	$7,849,597	$5,943,395
Cost of products and services as % of revenue	66.13%	55.3%	45.9%	47.5%	53.7%
Selling, general and administrative expenses	$10,499,863	$8,887,883	$11,480,677	$9,723,132	$5,986,267
Selling, general and administrative as % of revenues	24.43%	58.9%	63.6%	58.9%	54.1%
Depreciation and amortization	$3,025,478	$3,623,903	$5,168,209	$4,780,436	$3,432,779
Impairment of assets	$132,209	$-	$2,261,500	$-	$-
Income (loss) from operations	$903,037	$(5,766,115)	$(9,139,451)	$(5,837,739)	$(4,294,607)
Other income (expense), net	$1,826,061	$(322,238)	$(1,046,472)	$(1,655,088)	$(1,032,035)
Income (loss) before income taxes and minority interest in subsidiary	$2,729,098	$(6,088,353)	$(10,185,923)	$(7,492,827)	$(5,326,642)
Provision for income taxes	$1,132,000	$-	$-	$-	$-
Minority interest in net income of subsidiary	$652,167	$-
Income (loss) from continuing operations	$944,931	$(6,088,353)	$(10,185,923)	$(7,492,827)	$(5,326,642)
Discontinued operations	$-	$-	$2,200	$17,827	$(4,457,320)
Net income (loss)	$944,931	$(6,088,353)	$(10,183,723)	$(7,475,000)	$(9,783,962)
Loss attributable to common stockholders	$(3,143,344)	$(8,388,855)	$(14,250,446)	$(10,827,229)	$(10,374,417)
Income (loss) from continuing operations	$(.34)	$(1.16)	$(2.11)	$(1.86)	$(1.27)
Income (loss) from discontinued operations	$(.00)	$(.00)	$(.00)	$(.00)	$(.96)
Loss attributable to common stockholders	$(.34)	$(1.16)	$(2.11)	$(1.86)	$(2.23)
Weighted average shares outstanding	9,302,570	7,237,473	6,757,643	5,819,585	4,661,519

Balance Sheet Data	2008	2007	2006	2005	2004
Working Capital (deficiency)	$2,465,209	$(5,018,177)	$(5,294,245)	$(971,418)	$(8,931,414)
Total Assets	$26,043,228	$8,893,429	$17,986,056	$26,271,405	$26,633,712
Mandatory Redeemable Preferred Stock (1)	$150,000	$220,256	$280,000	$333,334	$500,000
Long-Term Debt, net (2)	$345,874	$118,924	$2,969,764	$3,816,536	$3,498,657
Capital Lease Obligations, net (2)	$317,628	$249,469	$491,672	$452,649	$481,249
Stockholders’ Equity	$5,642,247	$673,838	$5,659,309	$14,968,295	$8,549,431
(1) – mandatory redeemable preferred stock is included in working capital (deficiency)
(2) – current portion of long-term debt and capital lease obligations is included in working capital (deficiency)

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the financial condition and results of operations of Multiband should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Years Ended December 31, 2008 and December 31, 2007

Results of Operations
The following table sets forth certain items.

	2008	2007
Revenues
Multiband	0.00%	0.00%
MCS	8.68%	34.06%
MDU	36.20%	65.94%
HSP	55.12%	-%
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization)
Multiband	0.00%	0.00%
MCS	6.19%	23.09%
MDU	22.11%	32.19%
HSP	37.83%	-%
Total Cost of Products and Services (exclusive of depreciation and amortization)	66.13%	55.28%
Selling, General and Administrative Expenses	24.43%	58.92%
Impairment of Assets	0.31%	0.00%
Income (Loss) from Continuing Operations	2.20%	(40.36)%
Net Income (Loss)	2.20%	(40.36)%

Revenues
Total revenues from continuing operations increased 184.95% from $15,085,604 in 2007 to $42,986,513 in 2008.  This overall increase in revenues is primarily due to the purchase of MMT in March 2008, with revenues for the ten month period ended December 31, 2008 of $23,696,045, offset by sales of approximately 23,000 owned subscriptions which occurred throughout 2007 in efforts to strategically sell unprofitable owned assets, utilizing the proceeds from those assets into facilitating growth in the Company’s managed subscriber services including our support center and our master system operator program.  Revenue from the MCS segment decreased to $3,731,139 in 2008 from $5,137,756 in 2007 due to the aforementioned sales of owned subscriptions offset by an increase in call center revenue.  In 2009, MCS revenues will remain relatively consistent.  The MDU segment had revenues of $15,559,329 in 2008 and $9,947,848 in 2007, at an increase of 56.41%.  This overall increase of approximately $5,611,481 in the MDU segment is primarily due to the revenue earned for coordinating improvements of systems used to deliver enhanced programming services, and increased activity from a large system operator.  The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.  Due to demand for high definition television services and the aforementioned revenue generated from coordinating system improvements to provide enhanced programming services, MDU revenues are expected to remain above 2008 levels in 2009.  The HSP segment had revenues of $23,696,045.  This increase is due to the purchase of MMT (see Note 2).  The Company expects revenues in the HSP segment will continue to increase into 2009, as a result of the acquisition of the majority ownership of former operating subsidiaries of DTHC (see Note 17).

Costs of Products and Services (exclusive of depreciation and amortization)
Total costs of products and services were $28,425,926 in 2008 compared to $8,339,933 in 2007. Overall costs of products and services as a percentage of revenue did increase between 2007 and 2008 due, in part, to the purchase of MMT with costs for the ten months ended December 31, 2008 of $16,260,954, along with specific vendor price increases without a corresponding increase in price to customers, certain commission payments, and allocation of certain support center costs to cost of products and services.  MCS segment cost of products and services were $2,658,809 in 2008 and $3,483,153 in 2007.  The decrease in cost of products and services in the MCS segment is directly related to a decrease in programming and circuit charges between the comparable periods due to a decreased subscriber number.  MDU segment costs of products and services were $9,506,163 in 2008 and $4,856,780 in 2007.  The increase in costs of products and services in the MDU segment is primarily related to an increase in revenue generated by a system upgrade subsidized by DirecTV, and performed by system operators along with a change in revenue mix and certain commission payments.   The Company expects costs of products and services as a percentage of revenue to increase slightly in future periods due to the continued change in revenue mix.

Selling, General and Administrative Expense
Selling, general and administrative expenses from continuing operations increased 18.14% to $10,499,863 in 2008, compared to $8,887,883 in 2007 due primarily to the addition of the HSP segment resulting from the acquisition of MMT in 2008 with costs for the ten months ended of $5,067,987, offset by a reduction in payroll and employee expenses, property maintenance expenses, and outside service expenses.  Selling, general and administrative expenses were, as a percentage of revenues, 24.43% for 2008 and 58.9% for 2007.  This percentage decrease is primarily due to a significant increase in revenues with only modest increases in payroll and administrative expenses..  Multiband Corp segment also recorded $1,285,000 of reimbursed payroll expenses for management consulting to DTHC per its management consulting agreement which ended at December 31, 2008 (see Note 16).  The Company anticipates that for 2009, selling, general and administrative expenses will remain consistent as a percentage of overall revenues.

Impairment of Assets
For the year ended December 31, 2008, the Company recorded impairment costs totaling $132,209, consisting of $50,000 of the goodwill related to the US Install purchase and the remaining goodwill balance of $16,757 from a previous acquisition.  Also, pursuant to the abandonment of a right of entry intangible asset, the Company recorded an impairment charge of $65,452 for the year ended December 31, 2008.

Depreciation and Amortization
Depreciation and amortization expense decreased 16.51% to $3,025,478 for the year ended December 31, 2008, as compared to $3,623,903 for the year ended December 31, 2007.  This decrease in depreciation and amortization is due to the sale of tangible and intangible assets in various states most of which occurred in 2007 (see Note 2), offset by the increase in amortization of intangible asset related to the MMT purchase (see Note 2).  Depreciation and amortization expense is expected to increase in 2009 as a result of the acquisition of the former operating subsidiaries of DTHC.

Income (Loss) from Operations
The Company, in 2008, earned income from operations for its combined operating business segments of $903,037 compared to a loss of $5,766,115 during 2007.  The MDU segment showed a profit from operations of $3,782,927 in 2008 compared to profits of $2,953,736 in 2007.  The Company expects the MDU segment profitability in future periods to decline slightly due to reduced activity related to system enhancements which were robust throughout 2008.  At the same time, the Company will look to add subscribers in its MDU division since the on-going selling, general and administrative expenses to service those subscribers is more variable than fixed.  The HSP segment for the ten months ended December 31, 2008, had a profit of $2,334,572, compared to the $0 in the prior year.  The HSP segment did not exist in 2007 so there are no comparable results to report (see Note 2).  In 2008, the MCS segment showed a loss from operations of $2,271,821 compared to a loss of $4,399,150 for the prior year.  In addition to the sale of subscribers, the Company hopes that it can continue to mitigate its loss in the MCS segment by increasing the subscribers managed by the support center and reducing related payroll expenses.  The Multiband Corporation segment, which has no revenues, showed a loss from operations of $2,942,641 in 2008 compared to a loss of $4,320,701 for the same period last year.  In 2008, the Multiband Corporation segment loss was reduced as a result of its management agreement with DTHC.  This agreement resulted in $1,285,000 of management consulting income as well as a management performance bonus of $2,366,466.  This agreement ends in 2009 as a result of the acquisition of the majority ownership of former operating subsidiaries of DTHC (Note 17).  The Multiband Corporation loss is expected to increase in future periods as corporate overhead is expected to increase as a result of the acquisition of the majority ownership of DTHC’s operating subsidiaries (see Note 17).

Interest Expense
Interest expense was $657,289 for 2008 versus $503,887 for 2007, reflecting primarily an increase in the Company’s debt issued for the purchase of 51% of MMT (see Note 2) and related imputed interest discount expense.  Amortization of imputed interest discount was $282,100 and $0 for the years ended December 31, 2008 and 2007, respectively.

Management consulting income
During the year ended December 31, 2008, Multiband recorded a performance bonus as part of the management consulting agreement with DTHC of $2,366,466 which was paid via reduction of the debt incurred in the acquisition of MMT (see Note 2 and Note 17).  The Company recorded this consulting income as part of other income and expense on the statement of operations because the income does not constitute the entity’s ongoing major or central operations.  The consulting income was not a reimbursement of direct expenses.  No income was earned during the comparable year ended December 31, 2007.  This income is part of the Multiband Corp. business segment.  In 2009, due to the acquisition of majority ownership of former subsidiaries of DTHC, the Company’s consulting agreement with DTHC was terminated.

Minority Interest
Effective March 1, 2008, the Company purchased 51% of the stock of MMT.  The minority interest on the statement of operations for the year ended December 31, 2008 was $652,167.  The minority interest represents DTHC’s 49% ownership of MMT.  MMT currently makes up 100% of the HSP segment.

Income taxes
Due to the Company’s purchase of 51% of MMT’s stock, effective March 1, 2008, MMT will no longer file consolidated federal tax returns with its former parent DTHC but will file as a single entity as it no longer meets the 80% ownership required for federal tax consolidation.  Therefore, MMT will not be able to utilize the tax loss carryforwards of Multiband Corporation since Multiband owns less than 80% of MMT.  For the year ended December 31, 2008, the Company has recorded a provision for income tax of $1,132,000.  MMT currently makes up 100% of the HSP segment.

Net Income (Loss)
The Company incurred a net income of $944,931 in 2008.  The Company’s net loss in 2007 totaled $6,088,353.

Total Assets
The following table sets forth certain items.

Total Assets	2008	2007
Multiband	$5,567,052	$1,272,271
MCS	3,373,305	2,968,249
MDU	4,098,137	4,652,909
HSP	13,004,734	-
Total Assets	$26,043,228	$8,893,429

Related Party Transactions
During 2008, the Company did have certain transactions with DTHC as described above.  In January 2009, the Company purchased 80% of the operating subsidiaries of DTHC (see Note 17).  The following table is a condensed balance sheet as of December 31, 2008 and a condensed statement of operations for the year ended December 31, 2008, which presents the proforma financial results for the Company excluding all 2008 transactions with DTHC (unaudited):

	As reported	Less: DTHC Related(1)	(unaudited) Proforma
Accounts receivable, net	$3,436,424	$(771,427)	$2,664,997
Other receivable – related party	7,666,295	(7,666,295)	-
Prepaid expenses and other	1,273,083	(518,024)	755,059
Accounts payable	8,274,003	(1,127,005)	7,146,998

Revenues	42,986,513	(3,333,119)	39,653,394
Cost of products and services (exclusive of depreciation and amortization shown separately below)	28,425,926	(2,895,176)	25,530,750
Selling, general and administrative	10,499,863	750,000	11,249,863
Management consulting income	2,366,466	(2,366,466)	-

(1)	All adjustments described in the paragraphs of Note 16

Years Ended December 31, 2007 and December 31, 2006

This discussion does not include the results of discontinued operations.

Results of Operations
The following table sets forth certain items.

	2007	2006
Revenues
Multiband	0.00%	0.00%
MCS	34.06%	41.96%
MDU	65.94%	58.04%
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization)
Multiband	0.00%	0.00%
MCS	23.09%	22.56%
MDU	32.19%	23.31%
Total Cost of Products and Services (exclusive of depreciation and amortization)	55.28%	45.87%
Selling, General and Administrative Expenses	58.92%	63.60%
Impairment of Assets	0.00%	12.53%
Loss from Continuing Operations	(40.36)%	(56.42)%
Gain(Loss) from Discontinued Operations	0.00%	0.01%
Net Loss	(40.36)%	(56.41)%

Revenues
Total revenues from continuing operations decreased 16.4% from $18,051,601 in 2006 to $15,085,604 in 2007. This overall decrease in revenues is primarily due to sales of approximately 23,000 owned subscriptions which occurred throughout 2007 in efforts to strategically sell unprofitable owned assets as prudent and redeploy the proceeds from those assets into facilitating growth in the Company’s managed subscriber services including our support center and our master system operator program.  Revenue from the MCS segment decreased to $5,137,756 in 2007 from $7,573,799 in 2006 due to the aforementioned sales of owned subscriptions offset by an increase in call center revenue.  In 2008, MCS revenues will continue to decrease due to the 2007 sales of subscribers in the MCS portfolio.  The MDU segment had revenues of $9,947,848 in 2007 and $10,477,802 in 2006, at a decrease of 5.1%.  This overall decrease of approximately $530,000 in the MDU segment is primarily due to the aforementioned decrease in the number of owned subscribers which reduced revenue approximately $1,100,000.  The aforementioned revenue decrease was partially offset by an approximate increase of $570,000 generated by the system operators including a related decrease in DirecTV prepaid commissions rates.  The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

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

Selling, General and Administrative Expense
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

Impairment of Assets
Pursuant to the sale of video assets to Consolidated Smart Broadband Systems, LLC., (CSBS) (see Note 2), the Company recorded an impairment charge of $2,261,500 for the year ended December 31, 2006.  This charge was determined based upon the excess net book value of assets sold over the known proceeds from the sale as of March 1, 2007.  The impairment charge was allocated in the amount of $417,465 to goodwill, $1,539,633 to intangible assets and $304,402 to fixed assets.

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

Total Assets
The following table sets forth certain items.

Total Assets	2007	2006
Multiband	$1,272,271	$2,478,638
MCS	2,968,249	9,063,793
MDU	4,652,909	6,443,625
Total Assets	$8,893,429	$17,986,056

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ending December 31, 2008.  This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
Revenues:
Multiband	-	-	-	-	-	-	-	-
MCS	$1,242,666	$799,445	$840,466	$848,562	$797,164	$1,084,114	$1,404,398	$1,852,080
MDU	$5,164,136	$4,148,786	$3,360,696	$2,885,711	$2,328,159	$2,569,486	$2,517,328	$2,532,875
HSP	$7,719,116	$7,392,428	$6,604,545	$1,979,956	$-	$-	$-	$-
Total Revenues	$14,125,918	$12,340,659	$10,805,707	$5,714,229	$3,125,323	$3,653,600	$3,921,726	$4,384,955
Cost of Products & services (exclusive of depreciation and amortization shown separately below)	$9,655,989	$8,556,168	$6,393,571	$3,820,198	$1,944,754	$2,345,895	$1,871,238	$2,178,046
SG&A Expense	$3,326,506	$2,757,319	$2,560,755	$1,855,283	$1,829,947	$2,360,254	$2,308,426	$2,389,256
Depreciation & Amortization	$562,399	$846,317	$879,055	$737,707	$808,922	$770,215	$995,068	$1,049,698
Impairment of assets	$66,757	-	$7,406	$58,046	-	-	-	-
Operating Income (Loss)	$514,267	$180,855	$964,920	$(757,005)	$(1,458,300)	$(1,822,764)	$(1,253,006)	$(1,232,045)
Interest Expense	$(142,804)	$(300,826)	$(113,000)	$(100,659)	$(73,623)	$(108,847)	$(168,010)	$(153,407)
Management Income	919,528	1,446,938	-	-	-	-	-	-
Other Income (Expenses)	$36,185	$8,109	$32,407	$40,183	$4,288	$13,267	$141,037	$23,057
Net Income (Loss) Before Taxes and Minority Interest	$1,327,176	$1,335,076	$884,327	$(817,481)	$(1,527,635)	$(1,918,344)	$(1,279,979)	$(1,362,395)
Income Tax Provision	$382,542	$286,658	$434,300	$28,500	-	-	-	-
Minority Interest	$102,409	$137,755	$393,586	$18,417	-	-	-	-
Net Income (Loss)	$842,225	$910,663	$56,441	$(864,398)	$(1,527,635)	$(1,918,344)	$(1,279,979)	$(1,362,395)
Income (Loss) attributable to commons stockholders	$802,646	$846,649	$(47,221)	$(4,745,418)	$(1,674,439)	$(3,711,641)	$(1,400,453)	$(1,602,322)
Income (Loss) per common share attributable to common stockholders – basic	$0.08	$0.09	$0.00	$(0.56)	$(0.23)	$(.50)	$(.20)	$(.23)
Income (Loss) per common share attributable to common stockholders – diluted	$0.08	$0.09	$0.00	$(0.56)	$(0.23)	$(.50)	$(.20)	$(.23)
Weighted average shares outstanding – basic	9,634,174	9,561,718	9,499,469	8,497,734	7,415,629	7,356,413	7,093,071	7,079,781
Weighted average shares outstanding – diluted	9,865,287	9,796,685	9,499,469	8,497,734	7,415,629	7,356,413	7,093,071	7,079,781

Liquidity and Capital Resources

Year Ended December 31, 2008

During the years ended December 31, 2008 and 2007, the Company recorded a net income of $944,931 and a net loss of $6,088,353 respectively. Net cash provided by operations in 2008 was $3,688,819 as compared to net cash used by operations in 2007 of $1,390,996. Principal payments on current long-term debt over the next 12 months are expected to total $1,608,778.  During the first three quarters of 2008, and as of December 31, 2007, the Company failed to meet the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of five million dollars and positive EBITDA of $150,000.  Convergent Capital provided the Company with a waiver of both covenants for the year ended December 31, 2007 and for the first three quarters of 2008.  The Company paid $100,000 on the note during 2008.  At December 31, 2008, the Company was in compliance with the debt covenants.

Cash and cash equivalents totaled $4,346,377 at December 31, 2008 versus $944,456 at December 31, 2007.  Working capital for the year ended December 31, 2008 was $2,465,209 as compared to a working capital deficit of $5,018,177 at December 31, 2007, primarily due to the acquisition of MMT.  Total debt and capital lease obligations increased by $330,910 in the year ended December 31, 2008, due mainly to the addition of notes payable in order to purchase MMT and US Install.  The Company had a material increase in accounts receivable, accounts payable and accrued liabilities for the ten month period ended December 31, 2008 verses the year ended December 31, 2007 due to the acquisition of MMT.  Net cash flows from investing activities totaled $404,032 compared to $2,277,400 for the comparable period due to the acquisition of MMT.

The Company experienced a material increase in revenues between the year ended December 31, 2008 and the year ended December 31, 2007. The revenue increase, as stated previously, is primarily a result of the additional revenue obtained from the purchase of MMT, offset by the reduction of revenue resulting from the sale of unprofitable assets.  In 2009, the Company intends to focus on facilitating growth of its HSP business segment and its managed subscriber services including its support center and its master system operator program.  The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $171,133 for capital expenditures during 2008, as compared to $383,834 in 2007.  Capital expenditures consisted of project build-outs and equipment acquired for internal use.  This decrease was related to a reduction of video and internet service build outs to MDU properties made during 2008. Capital expenditures in 2009 are expected to increase due to the need to invest in networking infrastructure to integrate systems related to legacy and recently purchased operations and an expected increase in MDU property build outs.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations through 2009:

1.	Reduction of operating expenses by controlling payroll, professional fees and other general and administrative expenses.
2.
Delivery of video services to residents of single family homes.  Effective March 1, 2008 the Company purchased 51% of the outstanding stock of Michigan Microtech, Inc. (MMT), formerly a wholly owned subsidiary of DTHC.  MMT installs DirecTV video services in single family homes.  Historically, MMT has been profitable.  In 2008, by combining MMT operations with Multiband operations, Multiband achieved a beneficial impact to its consolidated cash flows and operating results.  In January 2009, Multiband significantly expanded its single family home video installation business by purchasing the former operations of DTHC.  However, there is no guarantee that the results of the HSP business segment will be favorable to the Company in future periods.

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
7.
Sale of video assets on a strategic basis. The Company, based on recent transactions, believes there is an active market for its video subscriber assets. The Company believes it can sell these assets, under certain circumstances, at prices at or above their current carrying value. However, there is no guarantee these sales will ultimately be favorable to the Company.

As of this writing, general economic conditions in the United States continue to be adverse.  Even though no business is immune from general economic conditions, demand for the company’s video services remained constant throughout the fourth quarter of 2008.  In early 2009, the Company has greatly expanded its capabilities to deliver video and other services through the acquisition of the majority ownership of DTHC’s operating subsidiaries.  The Company believes that even in a recession, the demand for video services throughout 2009 should remain relatively constant and may even be enhanced as consumers stay home more for entertainment.  Expanding video services in 2008 produced improved income results and working capital ratios for the Company.  Provided sales volumes stay constant in 2009, the Company believes it can generate sufficient cash flows to meet its needs. While the profitability of all the former operating subsidiaries of DTHC (excluding  MMT) has been inconsistent in prior periods and while the DTHC operating subsidiaries as a whole (excluding MMT) were unprofitable in 2008, Multiband management, through management services agreements conducted throughout 2008 helped, in conjunction with legacy DTHC management, enact significant changes to those subsidiaries’ expense structure, management  and operating practices. These aforementioned changes had a material improvement in the operating results of the DTHC operating subsidiaries (excluding MMT) during the second half of 2008 as selling, general and administrative expenses (as adjusted for certain one time expenses such as legal accruals and transaction expenses related to the Multiband acquisition)  dropped significantly. The Company believes the changes made to the former DTHC operating subsidiaries throughout 2008, combined with stay at home consumers robust entertainment demands, will continue to lead to materially improved operating results for those subsidiaries during 2009.

In conclusion, based on the aforementioned, Management of Multiband believes that the cash on hand, positive operating income, combined with capital resources and the potential ability to monetize intangible subscriber assets, will be adequate to meet the anticipated liquidity and capital resource requirements for the next twelve months.

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

Cash and cash equivalents totaled $944,456 at December 31, 2007 versus $1,020,975 at December 31, 2006.  Working capital deficit for the twelve months ended December 31, 2007 decreased to $5,018,177 as compared to $5,294,245, at December 31, 2006, primarily due to net proceeds received from the sale of video assets to CSBS, Dtech and MDUC (see Note 2), during 2007.  Total debt and capital lease obligations were reduced by $2,910,325 in the twelve months ended December 31, 2007 as the Company continued to retire financing debt as certain notes were paid off in conjunction with asset sales.  The Company had a material decrease in accounts receivable for the period ended December 31, 2007 verses the period ended December 31, 2006 due to sales of assets.  Accounts payable and accrued liabilities combined remained relatively constant in total from December 31, 2006 to December 31, 2007.  Net cash flows from investing activities totaled $2,277,400 compared to ($335,372) for the comparable period reflecting the sale of video assets to CSBS, Dtech and MDUC, previously mentioned herein.

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

The Company continues to experience overall growth, primarily due to increased agent fees and due to increased subscriber related recurring revenues acquired from the various transactions previously mentioned herein. However, the Company is growing in its MDU segment while the MCS segment is shrinking due, in part, to sales of subscribers in that division during 2006. The Company is continuing to analyze the values that the equity capital marketplace is providing to its MCS directly owned subscribers in future periods, both to establish values for those subscribers and to provide additional liquidity.  Between August 1, 2006 and March 1, 2007, the Company has raised approximately $1.8 million dollars in gross proceeds related to sales of subscriber related assets.

Critical Accounting Policies

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment and leasehold improvements. At December 31, 2008, the Company had net property and equipment of $2,033,067 which represents approximately 7.81% of the Company's total assets. The estimated fair value of these assets is dependent on the Company's future performance.  We evaluate our property, equipment, and leasehold improvements for impairment wherever indicators of impairment exist.  In assessing for potential impairment for these assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. In 2008 and 2007, the Company did not record any impairment of long-lived assets.  In 2006, an impairment charge of $304,402 was recorded related to the sale of video assets located in California (see Note 2).

Impairment of Goodwill

We annually test recorded goodwill for impairment. Our judgments regarding the existence of impairment is based on the estimated fair value of the reporting unit to which goodwill has been assigned.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $1,095,166, as of December 31, 2008, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  In 2008, the Company recorded an impairment of $50,000 on the goodwill related to the US Install purchase and the remaining goodwill balance of $16,757 from a previous acquisition.  During the year ended December 31, 2007, the Company did not record any impairment losses related to goodwill.  In 2006, the Company recorded an impairment charge to goodwill of $417,465 (see Note 1), due to the sale of video assets located in California (see Note 2).

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, customer cable lists, domain name and access contracts.  These intangibles are being amortized over their estimated useful lives ranging from 12 to 108 months.  If significant changes would occur to the estimated future cash flow associated with these intangibles, the Company would determine if there is impairment and reduce the value of the intangibles based on the reduction of such cash flows.  At December 31, 2008, the Company had net intangibles of $3,667,866 which represented approximately 14% of the Company’s total assets (see Note 1).  Pursuant to the abandonment of a right of entry intangible asset, the Company recorded an impairment charge of $65,452 for the year ended December 31, 2008.  In 2007, the Company did not record an impairment related to the intangible assets.  In 2006, the Company recorded an impairment charge to intangible assets of $1,539,633.

Stock-Based Compensation

The Company applies Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values. The Company’s determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures. The Company recognizes the expense related to the fair value of the award straight-line over the vesting period.

Income Taxes

We account for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of December 31, 2008.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, during February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which deferred the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008.  We adopted the provisions of SFAS 157 that were not deferred under FSP No. 157-2 effective January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 on January 1, 2008 had no impact on our consolidated financial statements.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”).  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does believe that the adoption of SFAS 160 will have a material effect on its consolidated results of operations or financial position due to our acquisition of majority ownership of the operating entities of DTHC.

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  The Company has adopted SFAS 141 (Revised 2007) and used this to account for the acquisition described in Note 18.

During March 2008, the FASB issued the SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," ("SFAS 161") which required enhanced disclosures about an entity's derivative and hedging activates.  The Standard requires entities to disclose the fair values of derivative instruments and their gains and losses in a tabular format to provide financials statement users with a more complete picture of the location in the entities financial statements of both the derivative positions existing at years-end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and it related interpretations, and (c) how derivative instrument and related hedged items affect an entity's statements issued for fiscal years beginning after November 15, 2008.  The Company does not believe the adoption of SFAS 161 will have a material effect on its consolidated statement of operations, financial positions or cash flows.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at December 31, 2008, and the effect these contractual obligations including interest payments are expected to have on our liquidity and cash flows in future periods:

	Total	1 Year or Less	2-3 Years	Over 3 Years
Operating leases - buildings	$2,335,000	$625,000	$944,000	$766,000
Operating leases - vehicles	3,412,000	1,060,000	1,814,000	538,000
Capital leases	722,370	368,639	349,948	3,783
Long-term debt	2,255,589	1,721,198	40,597	493,794
Totals	$8,724,959	$3,774,837	$3,148,545	$1,801,577

Off-Balance Sheet Arrangements

The Company has one off-balance sheet arrangements involving non-cancellable fleet vehicle operating leases.  The Company has entered into an agreement with Donlen Trust jointly and severally with various subsidiaries of DTHC.  The following is a schedule of DTHC consolidated future minimum lease payments for non-cancellable fleet vehicle operating leases as of December 31, 2008 for which the Company is obligated jointly and severally with DTHC and its subsidiaries:

Year	Amount
2009	6,397,000
2010	5,640,000
2011	4,501,000
2012	1,667,000
2013	451,000
Thereafter	901,000
$19,557,000

Effective January 2, 2009, Multiband Corporation will become the successor in interest to DTHC pursuant to the aforementioned lease agreement

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

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

The Company is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the Convergent Capital note of $1,400,000, which varies from 11% to 14%, dependent on the Company’s common stock price.  Each 1% change in interest impacts the statement of operations $14,000 annually.

Item 8

Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of Multiband and the reports of the independent registered public accounting firm, listed under Item 15, are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issued and instances of fraud, if any, have been detected.

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as specifically noted below.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”).  Our assessment did identify material weaknesses as of December 31, 2008.

Under SEC rules, management may assess its internal control over financial reporting as effective if there are no identified material weaknesses at the reporting date. A “material weakness” is a deficiency (within the meaning of PCAOB Auditing Standard No. 5), or combination of deficiencies in internal control over financial reporting such, that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a reasonable possibility that a material misstatement could occur.

Management has identified the following material weaknesses and has reported them to the audit committee:
Lack of properly designed and implemented controls and controls not operating effectively related to the information technologies (IT) of the HSP segment.  The Company purchased 51% of this operating subsidiary from DTHC in March 2008.  The HSP segment did not have a stand alone IT system separate from DTHC, which retained a 49% ownership.
Lack of properly designed and implemented controls and controls not operating effectively related to the financial close and reporting process for the HSP segment, whose basic accounting functions were performed at a remote site via an outsourced management agreement.

Both material weaknesses arose in the context of a “step” acquisition of the DTHC operating entities, which began in March, 2008 and which was completed in January 2009. This step acquisition made the proper design and implementation of internal controls over financial reporting as of December 31, 2008 inherently complex.  Because of the material weaknesses described above, management believes that, as of December 31, 2008, our internal controls over financial reporting with regards to our HSP segment were not effective. Notwithstanding the above, management further believes, to the best of its knowledge, that no material misstatements of the Company’s financial statements has occurred as of December 31, 2008.

Subsequent to January 1, 2009, the Company has made two significant improvements with regards to its HSP segment financial reporting processes: 1) HSP IT processes and practices are being standardized with and integrated into the IT practices with accompanying controls that exist with regards to the other Multiband business segments; and 2) the HSP segment accounting department has been primarily re-located from Kentucky to Minnesota where overall corporate accounting and headquarters reside. The Company anticipates that the combination of more direct oversight of the HSP segment accounting functions combined with imposition of effective and uniform IT controls will act to remediate the material weaknesses.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal controls over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

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

Item 9B              Other Information

None.

PART III

Item 10               Directors, Executive Officers, and Corporate Governance

Listed below is certain information concerning the Company’s board of directors and executive officers as of December 31, 2008.  Each director is elected for a term of one year.  Yearly elections are held at the annual meeting.

Name of Director and/or Executive Officer	Age	Position	Director Since
Steven Bell	49	President & Chief Financial Officer, Multiband Corporation	1994
Frank Bennett	52	President, Artesian Management, Inc.	2002
Jonathan Dodge	57	Partner, Dodge & Fox C.P.A. Firm	1997
Eugene Harris	44	Managing Director, Flagstone Securities	2004
James L. Mandel	51	Chief Executive Officer, Multiband Corporation	1998
Donald Miller	68	Chairman, Multiband Corporation	2001
Bernard Schafer	49	Director, DirecTECH Holding Company, Inc.	2008

Steven Bell was general counsel and Vice President of the Company from June 1985 through October 1994, at which time he became Chief Financial Officer.  He was also named President in July 1997.  He is a graduate of the William Mitchell College of Law.

Frank Bennett has been a Director of Multiband Corporation since 2002 and is currently the Chairman of Multiband’s audit and nominating/governance committees.  Mr. Bennett is President of Artesian Management, Inc., a private equity investment firm based in Minneapolis. Prior to founding Artesian Management, Inc. in 1989, he was a Vice President of Mayfield Corporation, and a Vice President of Corporate Finance of Piper Jaffray & Hopwood and a Vice President of Piper Jaffray Ventures, Inc.

Jonathan Dodge has been the Senior Partner of the C.P.A. firm of Dodge & Fox since its inception in March 1997.  Prior to that, he was a partner in the CPA firm of Misukanis and Dodge from 1992 to March 1997.  Mr. Dodge is a member of both the AICPA and the Minnesota Society of CPA’s. He is currently also on the Board of Directors at First Tee of St Paul, Austin Mutual Insurance Co., Epien Medical, and Citizens Observer, LLC.  Mr. Dodge is a member of the audit and compensation committee.

Eugene Harris is currently managing director for Fulcrum Securities.  From 2004 to 2007 he was Senior Managing Director of Flagstone Securities.  Mr. Harris, joined Flagstone Securities in 2004 after 10 years as the majority shareholder of Eidelman, Finger, Harris & Co., a registered investment advisor.  Prior to joining Eidelman, Finger, Harris & Co., Mr. Harris held positions in general management and new business development for the Monsanto Company from 1990 to 1994.  He also was an Associate Consultant with Bain and Co. from 1986 to 1988.  Mr. Harris received a B.S. in Industrial Engineering from Stanford University in 1986 and an M.S. in Management from the Sloan School of Management at the Massachusetts Institute of Technology in 1990.  He is a Chartered Financial Analyst and a member of the Financial Analysts Federation.  He is currently also on the Board of Directors at Business Bank of St. Louis.  Mr. Harris was appointed to the Company’s Board of Directors in April 2004.  Mr. Harris is also Chairman of the Company’s compensation committee.

James Mandel has been the Chief Executive Officer and a Director of the Company since October 1, 1998.  From October 1991 to October 1996, he was Vice President of Systems for Grand Casinos, Inc., where his duties included managing the design, development, installation and on-going maintenance for the 2,000 room, $507 million Stratosphere Hotel, Casino and Tower in Las Vegas.  Mr. Mandel also managed the systems development of Grand Casino Mille Lacs, in Onamia, Minnesota, Grand Casino Hinckley in Hinckley, Minnesota and six other casinos nationwide.  Mr. Mandel is currently on the Board of Directors at New Market Technologies, GeoSpan Corporation, Independent Multi-Family Council and Western Capital Resources, Inc.

Donald Miller worked for Schwan’s enterprises between 1962 and 2001, primarily as Chief Financial Officer.  He was appointed to the Company’s Board of Directors in September 2001 and was elected Chairman of the Board in April 2002.  He is currently also on the Board of Directors at FoodShacks, Inc., and Schwan’s enterprises where he is a Chairman of the Finance Committee and a member of the Audit Committee.  Mr. Miller is a member of Multiband’s audit and compensation committee.

Bernard Schafer has been a director of the Company since February 2008.  He is also currently a director of DirecTECH Holding Company, Inc. (DTHC).  Multiband owns fifty-one percent of Michigan Microtech, Inc. (MMT), of which DTHC owns the other forty-nine percent. He graduated from Central Michigan University with a business degree.  He worked in the retail field as a salesman then site manager.  In 1982 he purchased a percentage of MMT, currently a DirecTV fulfillment provider.  Mr. Schafer helped oversee MMT’s merger with DTHC in 2005 and the growth of DTHC to new regions.  Mr. Schafer has been involved in all aspects of the satellite television business, with most of his 26 years in operations.  Mr. Schafer is a member of Multiband’s nominating committee.

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

The Board of Directors met four times in 2008.  As permitted by Minnesota Law, the Board of Directors also acted from time to time during 2008 by unanimous written consent in lieu of conducting formal meetings.  Last year, there were four such actions and accompanying Board Resolutions passed.  The Board has designated an audit committee consisting of Jonathan Dodge, Donald Miller and Frank Bennett.  The Board also designated a compensation committee consisting of Jonathan Dodge, Eugene Harris, and Donald Miller.

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

Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  Six of our directors attended our Annual Meeting in 2008.

Audit Committee

Our audit committee:

•	recommends to our Board of Directors the independent registered public accountants to conduct the annual audit of our books and records;
•	reviews the proposed scope and results of the audit;
•	approves the audit fees to be paid;
•	reviews accounting and financial controls with the independent registered public accountants and our financial and accounting staff; and
•	reviews and approves transactions between us and our Directors, officers and affiliates.

Our audit committee has a formal charter.

Our Audit Committee met four times during 2008. The Audit Committee is comprised entirely of individuals who meet the independence and financial literacy requirements of NASDAQ listing standards. Our Board has determined that all three members, Jonathan Dodge, Donald Miller, and Frank Bennett qualify as an "audit committee financial expert" independent from management as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933, as amended.  The Company acknowledges that the designation of the members of the audit committee as financial experts does not impose on them any duties, obligations or liability that are greater than the duties, obligations and liability imposed on them as a member of the audit committee and the Board of Directors in the absence of such designation.

Report of the Audit Committee

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices of the Company.  During the year ended December 31, 2008, the committee met four times, and Frank Bennett, as the Audit Committee chair and representative of the Audit Committee, discussed the interim financial information contained in quarterly and annual filings on Forms 10K and 10Q, respectively, with the Company’s Chief Financial Officer and the Company’s independent registered public accountants prior to public release.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence consistent with the Securities Acts and Standards of the Public Company Accounting Oversight Board, discussed with the auditors any relationships that may affect their objectivity and independence and satisfied itself as to the auditors’ independence.  The audit committee also discussed with management and the independent auditors the quality and adequacy of the Company’s internal controls.  The audit committee reviewed with the independent auditors their audit plans, audit scope, and identification of audit risks.

The audit committee discussed and reviewed with the Company’s independent auditors all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees” and, both with and without management present, discussed and reviewed the results of the independent auditors’ examination of the Company’s consolidated financial statements.  The audit committee reviewed the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2008 with management and the independent auditors.  Management has the responsibility for the preparation of the Company’s consolidated financial statements and the Company’s independent auditors have the responsibility for the examination of those statements.

Based on the review referred to above and discussions with management and the independent auditors, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the Securities and Exchange Commission.  The Audit Committee also recommended the reappointment, subject to shareholder approval, of the independent auditors and the Board of Directors concurred in such recommendation.

Nominating Committee

The Nominating Committee was formed by our Board in April 2004 and consists of Frank Bennett, Eugene Harris and Bernard Schafer. The Nominating Committee's duties include adopting criteria for recommending candidates for election or re-election to our Board and its committees, considering issues and making recommendations considering the size and composition of our Board.  The Nominating Committee will also consider nominees for Director suggested by shareholders in written submissions to the Company's Secretary.

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

At the beginning of each year, certain performance objectives are set by the compensation committee for management. 2008 corporate objectives included goals based on subscriber sales and certain financial metrics. By year end, the compensation committee reviews the performance of the Company against the corporate objectives and reviews the performance of each executive officer against their individual objectives. Based upon results achieved, the executive officers may receive part or all of a targeted bonus award.

Our compensation committee met four times during 2008.  The compensation committee is comprised entirely of non-employee Directors who meet the independence requirements of the NASDAQ listing standards. The compensation committee is comprised of Jonathan Dodge, Eugene Harris, and Donald Miller.

Item 11.	Executive and Director Compensation

The following table sets forth certain information relating to the remuneration paid by the Company to its executive officers whose aggregate cash and cash-equivalent remuneration approximated or exceeded $100,000 during the Company’s fiscal year ended December 31, 2008.

EXECUTIVE COMPENSATION

Name and principal position	Year	Salary	Bonus	(1) Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
James Mandel Chief Executive Officer	2008	$259,615	$155,500	$15,750	$-	$-	$-	$7,848	$438,713
Steven Bell Chief Financial Officer	2008	208,814	7,000	7,875	-	-	-	7,848	231,537
Dave Ekman Chief Information Officer	2008	155,764	2,183	-	-	-	-	5,000	162,947

(1)	The amounts in this column are calculated based on FAS 123R and equal the financial statement compensation expense as reported in our 2008 consolidated statement of operations for the fiscal year.

Director Compensation

Outside Directors were each paid a cash fee of $10,000 annually in 2008.  Awards or options to Directors are determined by the Board's Compensation Committee.  Each Director is entitled to reimbursement for his reasonable out of pocket expenses incurred in relation to travel to and from and attendance at board meetings.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock awards	(1) Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	(2) All other compensation	Total
F Bennett	$10,000	$-	$8,694	$-	$-	$2,216	$20,910
J Dodge	10,000	-	8,694	-	-	-	18,694
E Harris	10,000	-	8,694	-	-	3,754	22,448
D Miller	10,000	-	17,387	-	-	1,251	28,638

(1)
The amounts in this column are calculated based on FAS 123R and equal the financial statement compensation expense as reported in our 2008 consolidated statement of operations for the fiscal year.  Total board of directors options outstanding at December 31, 2008 are 164,400

(2)	Represents payment of expenses incurred in conjunction with attending board meetings.

Stock Option Grants During 2008

There were no stock options granted during fiscal 2008 to any executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2008.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven M. Bell	2,000	(1)	-	-	$22.00	1/31/2011	-	$-	-	$-
	100	(2)	-	-	7.50	8/28/2011	-	-	-	-
	10,000	(3)	-	-	5.50	1/8/2013	-	-	-	-
	5,000	(4)	-	-	9.45	4/23/2014	-	-	-	-
	10,000	(5)	-	-	7.25	6/18/2014	-	-	-	-
	80,000	(6)	-	-	7.35	1/16/2015	-	-	-	-

David Ekman	30,000	(7)	-	-	10.00	12/29/2009	-	-	-	-
	100	(8)	-	-	7.50	8/28/2011	-	-	-	-
	40,000	(9)	-	-	6.75	4/27/2015	-	-	-	-

James L. Mandel	100	(10)	-	-	7.50	8/28/2011	-	-	-	-
	60,000	(11)	-	-	7.50	1/8/2013	-	-	-	-
	20,000	(12)	-	-	7.25	6/18/2014	-	-	-	-
	120,000	(13)	-	-	7.35	1/6/2015	-	-	-	-

(1)	The stock option was granted January 31, 2001 and is fully vested.
(2)	The stock option was granted August 28, 2001 and is fully vested.
(3)	The stock option was granted January 8, 2003 and is fully vested.
(4)	The stock option was granted April 23, 2004 and is fully vested.
(5)	The stock option was granted June 18, 2004 and is fully vested.
(6)	The stock option was granted January 6, 2005 and is fully vested.
(7)	The stock option was granted December 29, 1999 and is fully vested.
(8)	The stock option was granted August 28, 2001 and is fully vested.
(9)	The stock option was granted April 27, 2005 and is fully vested.
(10)	The stock option was granted August 28, 2001 and is fully vested.
(11)	The stock option was granted January 8, 2003 and is fully vested.
(12)	The stock option was granted June 18, 2004 and is fully vested.
(13)	The stock option was granted January 6, 2005 and is fully vested.

Option Exercises and Stock Vested

None of our named Executive Officers exercised any options in 2008.  Restricted stock in the amount of 15,000 shares valued at $15,750, were issued to James L. Mandel, and 7,500 shares valued at $7,875, were issued to Steven M. Bell.

Other Compensation and Long-Term Incentive Plans

The Company has no deferred compensation plans or long-term incentive plans and issued no long-term incentive awards during 2008.

The Company also has a three year employment agreement, from January 2009 to December 2011, with James L. Mandel, Chief Executive Officer, the terms of which involve an annual base salary of $400,000.  Also, Mr. Mandel is eligible for an annual performance bonus based on an objective criteria established by the Company’s compensation committee for up to 75% of his base salary.  Mr. Mandel’s job responsibilities involve developing company business plans, developing expansion and growth opportunities and directing other executive officers.

The Company has an employment agreement with Mr. Steven Bell, President, for the term beginning January 2009 and expiring December 2011.  Mr. Bell’s compensation is not directly tied to the Company’s performance.  The agreement states the annual base salary for Mr. Bell will be $315,000 per year.  Also, Mr. Bell is eligible for an annual performance bonus based on an objective criteria established by the Company’s CEO for up to 50% of his base salary.  Other key provisions of the contract include an agreement by Mr. Bell to keep confidential information secret both during and after employment by the Company and covenants not to compete with the Company for one year from the date of termination of employment.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to provide us with copies of all Section 16(a) reports that they file. Based solely upon a review these reports and written representations from our directors and executive officers, we believe that our directors, executive officers and 10% owners complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2008.

Item 12.             Security Ownership of Certain Beneficial Owners and Management

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

On March 20, 2009, the Company had 9,641,821 shares of common stock issued and outstanding.

The following table sets forth certain information as of March 20, 2009 with respect to each person known by the Company to be the beneficial owner of more than 5 percent of its common stock, each Director of the Company, and all officers and Directors of the Company as a group.  Except as indicated, each of the persons listed in the following table has sole voting and investment power with respect to the shares set forth opposite his name.

Name and Address of Beneficial Owners	Number of Shares[1] Beneficially Owned		Percent of Common Shares Outstanding
Steven Bell 9449 Science Center Drive New Hope, MN 55428	225,313	2	2.34%
Frank Bennett 301 Carlson Parkway – Suite 120 Minnetonka, Minnesota 55305	228,000	3	2.36%
Jonathan Dodge 715 Florida Avenue South – Suite 402 Golden Valley, MN 55426	56,100	4	*
David Ekman 200 44th Street SW Fargo, ND 58103	433,917	5	4.50%
Eugene Harris 7773 Forsyth Blvd Clayton, MO 63105	101,290	6	1.05%
James L. Mandel 9449 Science Center Drive New Hope, MN 55428	247,367	7	2.57%
Donald Miller 1924 Cocoplum Way Naples, FL 34105	337,021	8	3.50%
Bernard Schafer 2185 East Remus Road Mt. Pleasant, MI 48858	-		*
Special Situations Fund II QP, LP 527 Madison Avenue New York, NY 10022	982,481		10.19%
DirecTECH Holding Company, Inc. 33 West Second Street, Suite 504 Maysville, KY 41056-1166	1,490,000		15.45%
Lacuna, LLC 1100 Spruce Street Boulder, CO 80302	881,000		9.14%
All Directors and executive officers as a group (eight persons)	1,629,008		16.90%

*Less than one percent

1 Each person has sole voting and sole dispositive power with respect to all outstanding shares, except as noted.  Based on 9,641,821 of common shares outstanding at March 20, 2009.  Shares of common stock not outstanding but deemed beneficially owned by virtue of the individual’s right to acquire them as of March 20, 2009 or within 60 days of such date are treated as outstanding when determining the number of shares beneficially owned by each person and the group and the percent of the class owned by each individual and the group.  Unless otherwise indicated, each person named or included in the group has sole vesting and investment power with respect to the shares of common stock set forth opposite his or her name.  Unless otherwise indicated, the information in the table does not include any stock options and/or warrants outstanding that cannot be exercised within 60 days of March 20, 2009.

2 Includes vested options to acquire 107,100 shares of common stock.  Mr. Bell's Beneficial Ownership does include 6,250 shares of common stock owned by his spouse as to which Mr. Bell disclaims his beneficial ownership.

3 Includes vested options to purchase 56,000 shares of common stock.

4 Includes vested options to acquire 51,000 shares of common stock.

5Includes vested options to purchase 70,100 shares of common stock and preferred shares convertible into 43,600 shares of common stock.

6 Includes vested options to purchase 50,000 shares of common stock.

7 Includes and vested options to purchase 200,100 shares of common stock.

8 Includes warrants and vested options to purchase 137,400 shares of common stock.

Item 13.             Certain Relationships, Related Transactions and Director Independence

The Board has determined that a majority of its members are “independent” as defined by the listing standards of the NASDAQ Stock Market.  The independent Directors are Messrs. Frank Bennett, Jonathan Dodge, Eugene Harris and Donald Miller.

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013. The Fargo base rate is $14,354 per month. The Fargo property is owned in part by David Ekman.

Bernard Schafer is a director of both DTHC and Multiband. DTHC is the minority shareholder of MMT (see Note 2).

Item 14.             Principal Accountant Fees and Services

The Audit Committee of the Company selected Virchow, Krause & Company, LLP (“Virchow Krause”), independent registered public accountants with offices in Minneapolis, Minnesota, to audit the Company’s consolidated financial statements for the years ended December 31, 2008, 2007 and 2006. The following table details the fees paid to Virchow Krause for the years ended December 31, 2008 and 2007.

	2008		2007
Audit Fees	$308,787		$227,996
Audit-Related Fees	13,836	(1)	18,230	(2)
Tax Fees	25,979		20,258
Total	$348,602		$266,484

(1)	Fees related to accounting required for the acquisition of MMT.

(2)	Fees related to S-3 and S-1 filings and accounting for possible merger with the Form S-4 filings.

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

Item 15.             Exhibits and Financial Statement Schedules.

A.           Exhibits

(1) Financial Statements. Reference is made to the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed as a part of this Annual Report on Form 10-K.

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

See Index to Exhibits on page 35 of this report.

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

4.2	Form of Warrant Agreement(1)
4.3	Warrant Agreement with James Mandel dated December 29, 1999(1)
4.4	Warrant Agreement with Marvin Frieman dated December 29, 1999(1)
4.5	Warrant Agreement with Pierce McNally dated December 29, 1999(1)
4.6	Warrant Agreement with Enstar, Inc. dated December 29, 1999(1)
4.7	Warrant Agreement with David Ekman dated December 29, 1999(1)
4.8	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class C Cumulative Convertible Stock(2)
4.9	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 14% Class D Cumulative Convertible Stock(2)
4.10	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 15% Class E Cumulative Convertible Stock(2)
4.11	Securities Purchase Agreement Dated September 18, 2003 (6)
4.12	Secured Convertible Note Agreement (7)
4.13	Wholesale Services Agreement Dated March 4, 2004 (8)
4.14	Note Purchase Agreement (11)
4.15	Series H Preferred Documents (12)
4.16	Series I Preferred Documents (13)
5.1	Opinion of Steven M. Bell, Esq.(6)
10.1	Vicom Lease with Marbell Realty dated June 20, 1996(1)
10.2	Employment Agreement with Marvin Frieman dated October 1, 1996(1)
10.3	Employment Agreement with Steven Bell dated October 1, 1996(1)
10.4	Employment Agreement with James Mandel dated August 14, 1998(1)
10.5	Vicom Associate Agreement with NEC America, Inc. dated June 1999(1)
10.6	Loan Agreement with Wells Fargo dated June 17, 1999(1)
10.7	Employment Agreement with David Ekman dated December 29, 1999(1)
10.8	Debenture Loan Agreement with Convergent Capital dated March 9, 2000(1)
10.9	Corporate Technologies, USA, Inc. lease with David Ekman dated January 19, 2000(1)
10.10	Amendment dated July 11, 2000 to debenture loan agreement with Convergent Capital dated March 9, 2000.(2)
10.11	Corporate Technologies agreement with Siemens dated December 14, 2001(4)
10.12	Note with Pyramid Trading, L.P. (4)
10.14	Employment Agreement of Steven M. Bell dated January, 1, 2002(5)
10.15	Employment Agreement of James Mandel dated January 1, 2002(5)
10.16	Acquisition Agreement of Minnesota Digital Universe (9)
10.17	Acquisition of Rainbow Satellite Group, LLC (10
10.18	Asset Purchase Agreement between Multiband Corporation and Consolidated Smart Broadband Systems dated March 1, 2007 (15)
10.19	Asset Purchase Agreement between Multiband Corporation and MDU Communications dated July 21, 2007 (16)
10.20	Supplemental Agreement and Plan of Share Exchange (18)
10.21	Stock Purchase Agreement (19)
10.22	First Amendment to Stock Purchase Agreement (20)
10.23	Employment Agreements of James Mandel, Steven Bell and J. Basil Mattingly (21)
14	Multiband Code of Ethics for Senior Officers (9)
19.1	2000 Non-Employee Director Stock Compensation Plan (3)
19.2	2000 Employee Stock Purchase Plan (3)
21.1	List of subsidiaries of the registrant(1)
23.1	Consent of Virchow, Krause & Company, LLP (17)
24.1	Power of Attorney (included on signature page of original registration statement)
31.1	Rule 13a-14 (s) Certification of Chief Executive Officer - James Mandel (17)
31.2	Rule 13a-14 (s) Certification of Chief Financial Officer - Steven Bell (17)
32.1	Section 1350 of Sarbanes-Oxley Act of 2002 – James Mandel (17)
32.2	Section 1350 of Sarbanes-Oxley Act of 2002 – Steven Bell (17)

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
(14)           Previously filed as the same exhibit to registrants form 8-K filed April 6, 2005.
(15)           Previously filed as the same exhibit to registrants form 8-K filed October 19, 2006
(16)           Previously filed as the same exhibit to registrants form 8-K filed July 25, 2007
(17)           Filed herewith.
(18)           Previously filed as the same exhibit to registrants form 8-K filed February 12, 2008
(19)           Previously filed as the same exhibit to registrants form 8-K filed November 6, 2008
(20)           Previously filed as the same exhibit to registrants form 8-K filed January 2, 2009
(21)           Previously filed as the same exhibit to registrants form 8-K filed January 8, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIBAND CORPORATION. Registrant
Date: April 2, 2009	By:
/s/ James L. Mandel
James L. Mandel Chief Executive Officer
Date: April 2, 2009	By:
/s/ Steven M. Bell
Steven M. Bell Chief Executive Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors, and Audit Committee
Multiband Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multiband Corporation and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 16 and 17 to the consolidated financial statements, certain contractual relationships exist between the Company and DirecTECH Holding Company, Inc., which preceded a business combination occurring on January 2, 2009.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
April 2, 2009

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$4,346,377	$944,456
Securities available for sale	45,594	-
Accounts receivable, net	3,436,424	1,560,123
Other receivable – related party	7,666,295	-
Inventories	1,902,868	132,992
Prepaid expenses and other	1,273,083	135,589
Current portion of notes receivable	61,321	59,861
Total Current Assets	18,731,962	2,833,021
PROPERTY AND EQUIPMENT, NET	2,033,067	1,769,261
OTHER ASSETS
Goodwill	1,095,166	16,757
Intangible assets, net	3,667,866	4,072,076
Notes receivable – long-term, net of current portion	39,095	-
Other assets	476,072	202,314
Total Other Assets	5,278,199	4,291,147

TOTAL ASSETS	$26,043,228	$8,893,429

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

LIABILITIES AND STOCKHOLDERS' EQUITY

	2008	2007
CURRENT LIABILITIES
Mandatory redeemable preferred stock, 15,000 and 22,026 Class F preferred shares	$150,000	$220,256
Current portion of long-term debt	1,608,778	1,658,342
Current portion of capital lease obligations	310,656	225,291
Accounts payable	8,274,003	2,950,596
Accrued liabilities	3,875,193	2,531,611
Accrued income taxes	499,153	-
Customer deposits	60,582	60,582
Deferred service obligations and revenue	1,488,388	204,520
Total Current Liabilities	16,266,753	7,851,198
LONG-TERM LIABILITIES
Long-term debt, net of current portion	345,874	118,924
Capital lease obligations, net of current portion	317,628	249,469
Total Liabilities	16,930,255	8,219,591
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	3,470,726	-
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (14,171 and 24,728 shares issued and outstanding, $148,796 and $259,644 liquidation preference)	213,353	371,708
10% Class B (2,570 and 3,770 shares issued and outstanding, $26,985 and $39,585 liquidation preference)	25,700	37,700
10% Class C (114,080 and 120,250 shares issued and outstanding, $1,140,800 and $1,202,500 liquidation preference)	1,481,918	1,548,352
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500,000	1,500,000
8% Class G (11,595 and 26,595 shares issued and outstanding, $115,950 and $265,950 liquidation preference)	47,970	111,468
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Variable rate % Class I (0 and 39,500 shares issued and outstanding, $0 and $3,950,000 liquidation preference)	-	-
Common stock, no par value (9,642,374 and 7,451,891 shares issued and outstanding)	37,687,864	29,574,673
Stock subscriptions receivable	(84,071)	(170,888)
Options and warrants	46,038,402	45,871,964
Accumulated other comprehensive income – unrealized gain on securities available for sale	45,594	-
Accumulated deficit	(81,314,483)	(78,171,139)
Total Stockholders' Equity	5,642,247	673,838
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,043,228	$8,893,429

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

REVENUES	$42,986,513	$15,085,604	$18,051,601

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	28,425,926	8,339,933	8,280,666
Selling, general and administrative	10,499,863	8,887,883	11,480,677
Depreciation and amortization	3,025,478	3,623,903	5,168,209
Impairment of assets	132,209	-	2,261,500

Total costs and expenses	42,083,476	20,851,719	27,191,052

INCOME (LOSS) FROM OPERATIONS	903,037	(5,766,115)	(9,139,451)

OTHER INCOME (EXPENSE)
Interest expense	(657,289)	(503,887)	(1,206,196)
Management consulting income	2,366,466	-	-
Interest income	58,030	31,277	67,796
Other income	58,854	150,372	91,928

Total other income (expense)	1,826,061	(322,238)	(1,046,472)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	2,729,098	(6,088,353)	(10,185,923)

PROVISION FOR INCOME TAXES	1,132,000	-	-

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY	652,167	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	944,931	(6,088,353)	(10,185,923)
GAIN FROM DISCONTINUED OPERATIONS	-	-	2,200

NET INCOME (LOSS)	944,931	(6,088,353)	(10,183,723)
Preferred stock dividends	4,088,275	2,300,502	4,066,723
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,143,344)	$(8,388,855)	$(14,250,446)

LOSS PER COMMON SHARE – BASIC AND DILUTED:

LOSS FROM CONTINUING OPERATIONS	$(0.34)	$(1.16)	$(2.11)
GAIN FROM DISCONTINUED OPERATIONS	$-	$-	$0.0
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.34)	$(1.16)	$(2.11)

Weighted average common shares outstanding – basic and diluted	9,302,570	7,237,473	6,757,643

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

NET INCOME (LOSS)	$944,931	$(6,088,353)	$(10,183,723)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities:
Unrealized holding gains arising during period	45,594	-	-

COMPREHENSIVE INCOME (LOSS)	$990,525	$(6,088,353)	$(10,183,723)

See notes to condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	8% Class A		10% Class B		10% Class C		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

BALANCES, December 31, 2005	27,931	$419,752	8,390	$58,900	125,050	$1,607,605	150,000	$1,500,000
Stock issued:
Cash	-	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-
Acquisition of assets – Extreme Video	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-
In lieu of cash for revenue share payments	-	-	-	-	-	-	-	-
Redemption of preferred stock	(1,273)	(12,730)	(920)	(9,200)	(920)	(9,200)	-	-
Intrinsic value of convertible feature	-	(6,365)	-	-	-	(4,929)	-	-
Adjustment in Dinamo purchase price	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	-	-	-	-
Common stock dividends related to spin-off of URON (see Note 10)	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

BALANCES, December 31, 2006	26,658	$400,657	7,470	$49,700	124,130	$1,593,476	150,000	$1,500,000

	8% Class A		10% Class B		10% Class C		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-
Conversion of accrued interest	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-
In lieu of cash for equipment	-	-	-	-	-	-	-	-
Redemption of preferred stock	(1,930)	(19,300)	(3,700)	(37,000)	(3,880)	(38,800)	-	-
Intrinsic value of convertible feature	-	(9,649)	-	25,000	-	(6,324)	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

BALANCES, December 31, 2007	24,728	$371,708	3,770	$37,700	120,250	$1,548,352	150,000	$1,500,000

	8% Class A		10% Class B		10% Class C		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-
Acquisition of assets – Michigan Microtech, Inc.	-	-	-	-	-	-	-	-
Acquisition of assets – US Install	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-
Restricted stock issued	-	-	-	-	-	-	-	-
Cancellation of note receivable	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-
Redemption of preferred stock	(10,557)	(105,570)	(1,200)	(12,000)	(6,170)	(61,700)	-	-
Intrinsic value of convertible feature	-	(52,785)	-		-	(4,734)	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized gains on securities available for sale	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-

BALANCES, December 31, 2008	14,171	$213,353	2,570	$25,700	114,080	$1,481,918	150,000	$1,500,000

See accompanying notes to the consolidated financial statements

	8% Class G		6% Class H		% Class I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

BALANCES, December 31, 2005	45,245	$179,897	2	$-	90,000	$-	6,426,912	$22,801,405
Stock issued:
Cash	-	-	-	-	-	-	-	(23,840)
Exercise of options	-	-	-	-	-	-	6,000	18,000
Acquisition of assets – Extreme Video	-	-	-	-	-	-	32,500	162,500
Conversion of notes payable	-	-	-	-	-	-	40,000	200,000
Conversion of accrued interest	-	-	-	-	-	-	8,866	44,333
Conversion of preferred stock	(7,050)	(70,500)	-	-	(32,500)	-	442,146	3,151,500
Conversion of dividends payable	-	-	-	-	-	-	61,015	473,001
In lieu of cash for services	-	-	-	-	-	-	16,000	57,600
In lieu of cash for revenue share payments	-	-	-	-	-	-	193	1,156
Redemption of preferred stock	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	52,034	-	-	-	-	-	-
Adjustment in Dinamo purchase price	-	-	-	-	-	-	-	(12,400)
Stock subscriptions receivable:
Cash payments	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Restricted stock forfeited	-	-	-	-	-	-	-	-
Common stock dividends related to spin-off of URON (see Note 10)	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

BALANCES, December 31, 2006	38,195	$161,431	2	$-	57,500	$-	7,033,632	$26,873,255

	8% Class G		6% Class H		% Class I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$(24,208)
Conversion of accrued interest	-	-	-	-	-	-	3,536	17,680
Conversion of preferred stock	(11,600)	(116,000)	-	-	(18,000)	-	254,500	1,822,400
Conversion of dividends payable	-	-	-	-	-	-	88,223	637,209
In lieu of cash for services	-	-	-	-	-	-	42,000	164,337
In lieu of cash for equipment	-	-	-	-	-	-	30,000	84,000
Redemption of preferred stock	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	66,037	-	-	-	-	-	-
Stock subscriptions receivable:
Cash payments	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-

BALANCES, December 31, 2007	26,595	$111,468	2	$-	39,500	$-	7,451,891	$29,574,673

	8% Class G		6% Class H		% Class I		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$(30,379)
Acquisition of assets – Michigan Microtech, Inc.	-	-	-	-	-	-	1,490,000	3,854,000
Acquisition of assets – US Install	-	-	-	-	-	-	37,880	101,516
Conversion of notes payable	-	-	-	-	-	-	7,500	19,500
Conversion of accrued interest	-	-	-	-	-	-	800	4,000
Conversion of preferred stock	(15,000)	(150,000)	-	-	(39,500)	-	545,417	3,894,600
Conversion of dividends payable	-	-	-	-	-	-	23,386	179,412
Restricted stock issued	-	-	-	-	-	-	22,500	23,625
Cancellation of note receivable	-	-	-	-	-	-	(12,000)	(61,333)
In lieu of cash for future services rendered	-	-	-	-	-	-	75,000	128,250
Redemption of preferred stock	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	86,502	-	-	-	-	-	-
Stock subscriptions receivable:
Cash payments	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized gain on securities available for sale	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-
BALANCES, December 31, 2008	11,595	$47,970	2	$-	-	$-	9,642,374	$37,687,864

See accompanying notes to the consolidated financial statements

	Stock Subscriptions Receivable	Options and Warrants	Unamortized Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
BALANCES, December 31, 2005	$(297,105)	$44,259,540	$(29,861)	$-	$(55,531,838)	$14,968,295
Stock issued:
Cash	-	-	-	-	-	(23,840)
Exercise of options	-	-	-	-	-	18,000
Acquisition of assets – Extreme Video	-	-	-	-	-	162,500
Conversion of notes payable	-	-	-	-	-	200,000
Conversion of accrued interest	-	-	-	-	-	44,333
Conversion of preferred stock	-	-	-	-	(3,081,000)	-
Conversion of dividends payable	-	-	-	-	-	473,001
In lieu of cash for services	-	-	-	-	-	57,600
In lieu of cash for revenue share payments	-	-	-	-	-	1,156
Redemption of preferred stock	-	-	-	-	-	(31,130)
Intrinsic value of convertible feature	-	-	-	-	(40,740)	-
Adjustment in Dinamo purchase price	-	-	-	-	-	(12,400)
Stock subscriptions receivable:
Cash payments	5,938	-	-	-	-	5,938
Interest collected	2,062	-	-	-	-	2,062
Interest earned	(2,257)	-	-	-	-	(2,257)
Increase in reserve	61,435	-	-	-	-	61,435
Warrants issued for services	-	12,085	-	-	-	12,085
Options expense	-	821,757	-	-	-	821,757
Amortization of deferred compensation	-	-	29,480	-	-	29,480
Restricted stock forfeited	-	(381)	381	-	-	-
Common stock dividends related to spin-off of URON (see Note 10)	-	-	-	-	(46,989)	(46,989)
Preferred stock dividends	-	-	-	-	(897,994)	(897,994)
Net loss	-	-	-	-	(10,183,723)	(10,183,723)

BALANCES, December 31, 2006	$(229,927)	$45,093,001	$-	$-	$(69,782,284)	$5,659,309

	Stock Subscriptions Receivable	Options and Warrants	Unamortized Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Stock issued:
Cash	$-	$-	$-	$-	$-	$(24,208)
Conversion of accrued interest	-	-	-	-	-	17,680
Conversion of preferred stock	-	-	-	-	(1,706,400)	-
Conversion of dividends payable	-	-	-	-	-	637,209
In lieu of cash for services	-	-	-	-	-	164,337
In lieu of cash for equipment	-	-	-	-	-	84,000
Redemption of preferred stock	-	-	-	-	-	(95,100)
Intrinsic value of convertible feature	-	-	-	-	(75,064)	-
Stock subscriptions receivable:
Cash payments	62	-	-	-	-	62
Interest collected	1,438	-	-	-	-	1,438
Interest earned	(2,461)	-	-	-	-	(2,461)
Increase in reserve	60,000	-	-	-	-	60,000
Warrants issued for services	-	67,540	-	-	-	67,540
Options expense	-	711,423	-	-	-	711,423
Preferred stock dividends	-	-	-	-	(519,038)	(519,038)
Net loss	-	-	-	-	(6,088,353)	(6,088,353)

BALANCES, December 31, 2007	$(170,888)	$45,871,964	$-	$-	$(78,171,139)	$673,838

	Stock Subscriptions Receivable	Options and Warrants	Unamortized Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Stock issued:
Cash	$-	$-	$-	$-	$-	$(30,379)
Acquisition of assets – Michigan Microtech, Inc.	-	-	-	-	-	3,854,000
Acquisition of assets – US Install	-	-	-	-	-	101,516
Conversion of notes payable	-	-	-	-	-	19,500
Conversion of accrued interest	-	-	-	-	-	4,000
Conversion of preferred stock	-	-	-	-	(3,744,600)	-
Conversion of dividends payable	-	-	-	-	-	179,412
Restricted stock issued	-	-	-	-	-	23,625
Cancellation of note receivable	61,333	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	128,250
Redemption of preferred stock	-	-	-	-	-	(179,270)
Intrinsic value of convertible feature	-	-	-	-	(28,983)	-
Stock subscriptions receivable:
Cash payments	348	-	-	-	-	348
Interest collected	2,652	-	-	-	-	2,652
Interest earned	(2,463)	-	-	-	-	(2,463)
Increase in reserve	24,947	-	-	-	-	24,947
Warrants issued for services	-	1,641	-	-	-	1,641
Options expense	-	164,797	-	-	-	164,797
Preferred stock dividends	-	-	-	-	(314,692)	(314,692)
Other comprehensive income – unrealized gain on securities available for sale	-	-	-	45,594	-	45,594
Net income	-	-	-	-	944,931	944,931

BALANCES, December 31, 2008	$(84,071)	$46,038,402	$-	$45,594	$(81,314,483)	$5,642,247

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$944,931	$(6,088,353)	$(10,183,723)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	3,025,478	3,638,543	5,347,251
Minority interest in net income of consolidated subsidiary	652,167	-	-
Amortization of deferred compensation	-	-	29,480
Amortization of original issue discount	-	30,413	436,108
Amortization of imputed interest discount	282,100	-	-
Gain on debt extinguishment	(29,965)	(131,529)	-
Impairment of goodwill, intangibles and property and equipment	132,209	-	2,261,500
Loss (gain) on sale of property and equipment	77,115	192,234	(105,139)
Gain on sale of URON Inc. subsidiary	-	-	(26,669)
Change in allowance for doubtful accounts on accounts receivable	(15,000)	(154,400)	(155,130)
Change in reserve for stock subscriptions and interest receivable	22,484	60,000	61,434
Management consulting income from DirecTECH	(1,946,000)	-	-
Warrants issued for services	1,641	67,540	12,085
Stock issued for future services	47,435	164,337	58,756
Compensation expense of restricted stock awards	23,625	-	-
Stock based compensation expense	164,797	711,423	821,757
Reduction in interest receivable by increase in note receivable	(2,257)	-	-
Changes in operating assets and liabilities:
Accounts receivable	776,630	615,241	502,942
Other receivable – related party	(2,364,995)	-	-
Inventories	455,867	208,388	(102,800)
Prepaid expenses and other	(520,507)	82,133	34,924
Other assets	(419,813)	(81,778)	33,798
Accounts payable and accrued liabilities	211,798	27,236	707,265
Accrued income taxes	499,153	-	-
Customer deposits	-	(750)	(2,829)
Liabilities of discontinued operations	-	(125,000)	(500,000)
Deferred service obligations and revenue	1,283,868	(606,674)	119,004
Net cash flows from operating activities	3,302,761	(1,390,996)	(649,986)
INVESTING ACTIVITIES
Purchases of property and equipment	(171,133)	(383,834)	(993,108)
Cash acquired via purchase of Michigan Microtech, Inc.	4,043,942	-	-
Cash collected on other receivables – related party acquired via the purchase of Michigan Microtech, Inc.	2,815,488	-	-
Purchase of US Install	(101,000)	-	-
Purchases of intangible assets	-	-	(31,159)
Proceeds from sale of URON Inc. subsidiary	-	-	75,000
Issuance of other receivable-related party	(5,843,942)	-	-
Proceeds from sale of intangible assets and related equipment	40,019	2,651,239	611,094
Collections on notes receivable	6,716	9,995	2,801
Net cash flows from investing activities	790,090	2,277,400	(335,372)
FINANCING ACTIVITIES
Checks issued in excess of cash in bank	-	(319,244)	226,239
Payments on long-term debt	(145,734)	(139,209)	(871,076)
Payments on capital lease obligations	(212,734)	(251,057)	(235,517)
Payments on note payable to stockholder	-	(24,739)	(8,098)
Payment on mandatory redeemable preferred stock	(70,256)	(59,744)	(53,334)
Payments for stock issuance costs	(30,379)	(24,208)	(23,840)
Proceeds from issuance of long-term debt	100,000	-	-
Payments received on stock subscriptions and interest receivables	3,000	62	5,938
Redemption of preferred stock	(179,270)	(95,100)	(31,130)
Preferred stock dividends	(155,557)	(49,684)	(121,276)
Exercise of stock options	-	-	18,000
Net cash flows from financing activities	(690,930)	(962,923)	(1,094,094)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,401,921	(76,519)	(2,079,452)
CASH AND CASH EQUIVALENTS - Beginning of Year	944,456	1,020,975	3,100,427
CASH AND CASH EQUIVALENTS - END OF YEAR	$4,346,377	$944,456	$1,020,975

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975.  The Company provides voice, data and video services to multi-dwelling unit and single family home customers.  The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2008, the Company earned net income of $944,931 versus the years ended December 31, 2007 and 2006 in which the Company incurred net losses of $6,088,353 and $10,183,723, respectively.  At December 31, 2008, the Company had an accumulated deficit of $81,314,483.  The Company's ability to continue as a going concern is dependent on it maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations through 2009:

1.	Reduction of operating expenses by controlling payroll, professional fees and other general and administrative expenses.
2.
Delivery of video services to residents of single family homes.  Effective March 1, 2008 the Company purchased 51% of the outstanding stock of Michigan Microtech, Inc. (MMT), formerly a wholly owned subsidiary of DirecTECH Holding Company, Inc. (DTHC).  MMT installs DirecTV video services in single family homes.  Historically, MMT has been profitable.  In 2008, by combining MMT operations with Multiband operations, Multiband achieved a beneficial impact to its consolidated cash flows and operating results.  In January 2009, Multiband significantly expanded its single family home video installation business by purchasing the former operations of DTHC (see Note 17).  However, there is no guarantee that the results of the HSP business segment will be favorable to the Company in future periods. While the profitability of all the former operating subsidiaries of DTHC (excluding MMT) has been inconsistent in prior periods and while the DTHC operating subsidiaries as a whole (excluding MMT) were unprofitable in 2008, Multiband management, through management services agreements conducted throughout 2008 helped, in conjunction with legacy DTHC management, enact significant changes to those subsidiaries’ expense structure, management and operating practices. These aforementioned changes had a material improvement in the operating results of the DTHC operating subsidiaries (excluding MMT) during the second half of 2008 as selling, general and administrative expenses (as adjusted for certain one time expenses such as legal accruals and transaction expenses related to the Multiband acquisition) dropped significantly. The Company believes the changes made to the former DTHC operating subsidiaries throughout 2008, combined with stay at home consumers robust entertainment demands, will continue to lead to materially improved operating results for those subsidiaries during 2009.

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
7.
Sale of video assets on a strategic basis. The Company, based on recent transactions, believes there is an active market for its video subscriber assets. The Company believes it can sell these assets, under certain circumstances, at prices at or above their current carrying value. However, there is no guarantee these sales will ultimately be favorable to the Company.

Principles of Consolidation

As of December 31, 2008, the consolidated financial statements include the accounts of Multiband Corporation (MB) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MDU), Multiband Subscriber Services, Inc. (MBSS), Multiband USA, Inc. (MBUSA), and its majority owned subsidiary, Michigan Microtech, Inc. (MMT) (see Note 2).  All significant intercompany transactions and balances have been eliminated in consolidation.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Effective March 1, 2008, the Company acquired 51% of the outstanding shares of Michigan Microtech, Inc. (MMT) (see Note 2).  The minority interest on the consolidated balance sheet and statement of operations represents DTHC’s 49% ownership of MMT.  The consolidated financial statements include the accounts of MMT.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition”, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  The Company recognizes revenue as services are performed and complete.

The Company earns revenues from four sources: 1) Voice, video and data communications products which are sold and installed, 2) MBSS user charges to multiple dwelling units, 3) MDU earns revenue primarily through the activation of, enhancement of, and residual fees on video programming services provided to residents of multiple dwelling units; and 4) MMT earns revenue primarily through the installation and service of DirecTV video programming for residents of single family homes.

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

MMT has a home services provider (HSP) agreement with DirecTV which allows MMT to install and activate DirecTV video programming services for residents of single family homes.  As a DirecTV HSP, MMT earns revenue for installing and servicing DirecTV video customers pursuant to predetermined rates set by DirecTV which may vary from time to time.  Revenue is recognized upon completion of the delivery and installation of equipment.

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
December 31, 2008, 2007 and 2006

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

The Company applies Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3).  EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed.  The Company’s policy is to present taxes imposed on revenue-producing transactions on a net basis.

Revenue generated by the support center to service third party subscribers by providing billing and call center support services is recognized in the period the related services are provided.

MBSS, MDU and MBUSA user charges are recognized as revenues in the period the related services are provided in accordance with SAB 104.  Any amounts billed prior to services being provided are reported as deferred service obligations and revenues. MMT installation and services revenues are recognized in the period the related services are provided in accordance with SAB 104.  DirecTV reimburses the Company for substantially all DirecTV equipment used for customer installation related to the HSP segment.

Cash and Cash Equivalents

The Company includes as cash equivalents, investments with original maturities of three months or less when purchased, which are readily convertible into known amounts of cash.  The Company deposits its cash in high credit quality financial institutions.  The balances, at times, may exceed federally insured limits.

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base for the MCS segment.  For the MDU and HSP segments the Company does have credit risk due to over 50% of accounts receivable is with one customer (see Note 15).  Invoices are due 30 days after presentation.  Accounts receivable over 30 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.  Accounts receivable are shown net of an allowance for uncollectible accounts of approximately $60,000 and $75,000 at December 31, 2008 and 2007, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Inventories

The Company’s inventories are segregated into three major categories.  Serialized DirecTV inventories consists primarily of satellite receivers and similar devices.  Non-serialized DirecTV inventories consist primarily of satellite dishes, poles and similar devices which are supplied by DirecTV.  Other inventory consists primarily of cable, switches and various small parts used in the installation of DirecTV satellite dishes.  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method for such equipment.

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

Deferred Revenue

The Company invoices for certain installation upgrade projects upon order of project equipment.  Revenue is deferred on these projects until the equipment is installed.

Goodwill and Other Intangible Assets

The Company applies the Financial Accounting Standards Board Statement (FASB) of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on an annual basis, or more frequently if indications of impairment are present.

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

Goodwill was $1,095,166 and $16,757 at December 31, 2008 and 2007, respectively.  The goodwill recorded as part of our Multiband Corp. segment was $1,045,166 and $16,757 at December 31, 2008 and 2007, respectively, and the goodwill in the MCS segment was $50,000 at December 31, 2008.  The increase in goodwill during 2008 is due to the purchase of MMT (see Note 2) and US Install (see Note 2).  For the year ended December 31, 2008, the Company recorded an impairment to goodwill relating to the partial impairment of US Install goodwill of $50,000 and the impairment of the remaining goodwill recorded from a previous acquisition of $16,757.  Also, pursuant to the abandonment of a right of entry intangible asset, the Company recorded an impairment charge of $65,452 for the year ended December 31, 2008.  In 2007, the Company did not record any impairment to goodwill or intangible assets.  Pursuant to the sale of video assets to Consolidated Smart Broadband Systems, LLC., (CSBS) (see Note 2), the Company recorded an impairment charge of $2,261,500 for the year ended December 31, 2006.  This charge was determined based upon the excess net book value of assets sold over the known proceeds from the sale as of March 1, 2007.  The impairment charge was allocated in the amount of $417,465 to goodwill, $1,539,633 to intangible assets and $304,402 to fixed assets.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Components of intangible assets are as follows:

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$800,751	$526,133	$993,393	$618,027
Contracts with DirecTV	11,501,800	8,060,186	9,697,879	6,001,169
Customer contracts	102,516	85,430	-	-

Total	12,405,067	8,671,749	10,691,272	6,619,196

Impairment of intangibles	-	65,452	-	-

Total including impairment	$12,405,067	$8,737,201	$10,691,272	$6,619,196

Amortization of intangible assets was $2,245,195, $2,352,243, and $3,419,150 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense of intangible assets for the years ending December 31, 2009, 2010, 2011, 2012, 2013 and thereafter is $2,207,312, $1,134,028, $226,154, $36,267, $36,267 and $27,838, respectively.  The weighted average remaining life of the intangibles is 1.94 years with right of entry average life of 5.77 years, contracts with DirecTV of 1.72 years and customer contracts of .17 years.  The increase in intangible value during 2008 is due to the purchase of MMT (see Note 2) and US Install (see Note 2).  The weighted average contractual life of the purchased intangibles is 3.05 years (see Note 2).  The reduction in intangible value during 2007 is due to a sale of subscribers to Directech MDU “Directech” and MDU Communications “MDUC” (see Note 2).

The Company amortizes the right of entry contracts, contracts with DirecTV, and customer contracts, over their estimated useful lives ranging from 12 to 108 months.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $58,934, $76,993, and $101,295, for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Stock-Based Compensation

The Company applies SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the years ended December 31, 2008, 2007 and 2006 recognize compensation cost for the portion of outstanding awards which have vested during the year.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the years ended December 31, 2008, 2007 and 2006, total stock-based compensation expense of $164,797 ($0.02 per share), $711,423 ($0.10 per share) and $821,757 ($0.12 per share) was included in selling, general and administrative expenses, respectively.  As of December 31, 2008, there was $56,048 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan (see Note 10).  That cost is expected to be recognized over a weighted-average period of 1.69 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables.  These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.  An option's expected term is the estimated period between the grant date and the exercise date of the option.  As the expected-term period increases, the fair value of the option and the compensation cost will also increase.  The expected-term assumption is generally calculated using historical stock option exercise data.  The Company does not have historical exercise data to develop such an assumption.  In cases where companies do not have historical data and where the options meet certain criteria, SEC Staff Accounting Bulletin 107 ("SAB 107") provides the use of a simplified expected-term calculation.  Accordingly, the Company calculated the expected terms using the SAB 107 simplified method.  During the year ended December 31, 2008, the Company evaluated the variables used in calculating its option values.  The Company has applied these revised assumptions in the third quarter of 2008 noting an immaterial effect to compensation expense recognized on options granted during the first six months of 2008.

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

In determining the compensation cost of the options granted during fiscal 2008, 2007 and 2006, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	2008	2007	2006
Risk-free interest rate	3.02%	4.56%	4.72%
Expected life of options granted	6.5 years	10 years	10 years
Expected volatility range	94%	242%	216%
Expected dividend yield	0%	0%	0%

Net Income (Loss) per Common Share

Basic net income(loss) per common share is computed by dividing the income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income(loss) per common share is computed by dividing income(loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants and convertible preferred shares) had been issued. All options, warrants and convertible preferred shares outstanding during the years ended December 31, 2008, 2007 and 2006 were anti-dilutive due to loss attributable to common stockholders for each of the years then ended.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Management believes that the Company has three operating segments, MCS, where the Company bills voice, data and video subscribers as a principal; MDU where the Company, as a master service operator for DirecTV, receives net cash payments for managing video subscribers through its network of system operators and HSP (Home Service Provider), where the Company receives net cash payments for the installation and service of DirecTV video programming for residents of single family homes.  These video subscribers are billed by DirecTV.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, during February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which deferred the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008.  We adopted the provisions of SFAS 157 that were not deferred under FSP No. 157-2 effective January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 on January 1, 2008 had no impact on our consolidated financial statements.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”).  This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The Company does believe that the adoption of SFAS 160 will have a material effect on its consolidated results of operations or financial position due to our acquisition of majority ownership of the operating entities of DTHC.

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”).  While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008.  The Company has adopted SFAS 141 (Revised 2007) and used this to account for the acquisition described in Note 18.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

During March 2008, the FASB issued the SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," ("SFAS 161") which required enhanced disclosures about an entity's derivative and hedging activites.  The Standard requires entities to disclose the fair values of derivative instruments and their gains and losses in a tabular format to provide financials statement users with a more complete picture of the location in the entities financial statements of both the derivative positions existing at years-end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and it related interpretations, and (c) how derivative instruments and related hedged items affect an entity's statements issued for fiscal years beginning after November 15, 2008.  The Company does not believe the adoption of SFAS 161 will have a material effect on its consolidated statement of operations, financial positions or cash flows.

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant management estimates relate to the allowances for doubtful accounts, charge back of DirecTV activation fees, inventory obsolescence, stock subscriptions and interest receivable, stock based compensation, property and equipment estimated useful lives, goodwill and intangible assets carrying value and the valuation of deferred income tax assets.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations and long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

NOTE 2 – Business Acquisitions/Sales Transactions

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Effective March 1, 2008, the Company purchased, pursuant to a Supplemental Agreement and Plan of Share Exchange, 51% of the outstanding shares of Michigan Microtech, Inc. (MMT), previously a wholly owned subsidiary of DirecTECH Holding Company, Inc. (DTHC) which equaled 1,020,000 MMT common shares.  The consideration paid for the shares was 1,490,000 shares of restricted Multiband common stock valued at $3,854,000 and a promissory note for $2,246,000.  The note is secured by the aforementioned MMT common shares, which carries a stated interest rate of 5% per annum and is due February 2013.  The Multiband shares, via negotiation and mutual agreement between buyer and seller, were valued at $2.59 per share. The seller received certain piggyback registration rights with regards to the Multiband shares.  The note payable was recorded net of a discount for imputed interest of 3% which amortizes monthly as part of interest expense.  The total discount for imputed interest amounted to $317,310.  The Company purchased MMT to enter the market of installing video services in single family homes.  The Company allocated the purchase price to the fair values of MMT assets and liabilities.  As part of the acquisition, the Company recognized an intangible asset of $1,803,921 related to MMT’s HSP agreement with DirecTV, and goodwill of $1,045,166.  The Company will amortize this intangible over the remaining 38 month term of MMT’s home services provided contract with DirecTV.  The term of the contract will automatically renew as of April 30, 2011 for additional one year periods unless either MMT or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  The goodwill will not be deductible for tax purposes.  The balance sheet as of the March 1, 2008 acquisition date is as follows:

Condensed Balance Sheet 3/1/08
Cash	$4,043,942
Accounts receivable	2,626,866
Inventory	2,209,567
Other current assets	2,827,135
Property and equipment, net	73,995
Other assets	420,708

Total assets	$12,202,213

Accounts payable and accrued liabilities	$6,431,832
Other liabilities	18,218
Total liabilities	6,450,050

Stockholders equity	5,752,163

Total liabilities and equity	$12,202,213

In November 2008, Multiband and DTHC entered into a stock purchase agreement (SPA) to purchase an additional 29% of MMT (see Note 17).

In May 2007 (as subsequently amended in June 2007, December 2007, June 2008 and October 2008), DirecTECH Holding Company (DTHC) and its subsidiaries, including Michigan Microtech, Inc. (MMT) which, prior to March 1, 2008, was 100% owned by DTHC, entered into a loan and security agreement with MB Financial Bank, N.A. (MB Bank).  Multiband Corporation, effective March 1, 2008, owned 51% of the common stock of MMT.  At the time of Multiband’s purchase of the MMT stock in February 2008, Multiband received a release of the MB Bank’s lien against the MMT stock.  However, MMT remained an obligor on the overall MB Bank loan until the loan was paid in full during December 2008.  MMT never utilized any of the loan proceeds.  Based on the Company’s interpretation of Securities Exchange Commission’s Staff Accounting Bulletin No. 5J (SAB 5J), none of the DTHC bank loan debt is reflected in MMT’s financial statements which have been consolidated with Multiband Corporation’s financial statements for the ten months ended December  31, 2008.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Effective March 1, 2008, the Company purchased 100% of the assets of US Install LLC in exchange for $95,000 in cash plus 37,879 shares of restricted Multiband common stock valued at $102,516.  The Company also incurred acquisition expense of $1,000 related to this purchase.  In addition, the parties executed employment agreements with US Install’s two principals. The parties also executed noncompetition and nonsolicitation agreements with each principal in exchange for cash consideration of $2,500 per agreement.  The Company allocated the purchase price as follows:

Intangible assets	$102,516
Goodwill	100,000
Total assets acquired	202,516

Proceeds for the acquisition were obtained via an unsecured promissory note in the amount of $100,000 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Bas Mattingly, chairman of DTHC, with DTHC as a 49% owner of MMT. The note carries an interest rate of 7% per annum and is due August 20, 2009.  The Company purchased US Install LLC to diversify its revenue sources.  For the year ended December 31, 2008, the Company recorded a partial impairment of $50,000 to the US Install goodwill.

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

	2008	2008	2007	2007
	Consolidated as reported	Pro Forma Disclosed	Consolidated as reported	Pro Forma Disclosed
Years ended December 31, 2008 and 2007
Revenues	$42,986,513	$47,383,916	$15,085,604	$40,942,051

Income (loss) from operations	903,037	1,240,722	(5,766,115)	(7,100,653)

Net income (loss)	944,931	1,108,594	(6,088,353)	(7,071,729)
Preferred stock dividends	4,088,275	4,088,275	2,300,502	2,300,502
Loss attributable to common shareholders	$(3,413,344)	$(2,979,681)	$(8,388,855)	$(9,372,231)

Loss attributable to common shareholders per common share – basic and diluted	$(.34)	$(.31)	$(1.16)	$(1.07)

Weighted average shares outstanding – basic and diluted	9,302,570	9,471,146	7,237,473	8,727,473

Effective September 29, 2006, pursuant to the agreement referenced in Note 2, the Company sold five rights of entry agreements located in California to Consolidated Smart Broadband Systems, LLC. The Company sold the assets for $386,000 in cash subject to a $24,900 reserve related to a contingency.  The Company recorded a gain on the sale of approximately $178,000.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company classified the assets in the amount of $1,244,233 as held for sale, and recorded an impairment charge to property and equipment related to the sale of $304,402 for the year ended December 31, 2006.  The Company determined the impairment charge based upon the excess net book value of assets sold over the known proceeds from the sale.  Any consideration received for the assets during future accounting periods based upon the earnout formula was recognized as a gain on sale of assets in that period.  The results of the sale of the California assets resulted in a loss of $40,110, which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the year ended December 31, 2007.

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

NOTE 3 – Securities Available for Sale

As of December 31, 2007, Multiband had the voting rights for and was holding in trust 58,161 common shares of URON for various contingent rights holders whose rights were tied to potential future warrant exercises or preferred stock conversions.  Effective January 1, 2008, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a framework for measuring, reporting and disclosing fair value under generally accepted accounting principles.  SFAS 157 applies to all assets and liabilities that are measured, reported and/or disclosed on a fair value basis.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company values and records all investment securities transactions on a trade date basis.  Securities listed on a national or regional securities exchange are valued at their last reported sales price on the last business day of the period.  Securities which are not traded on a major exchange or for which no sale was reported on that date are valued at the average of their last quoted "bid" price and "asked" price.  Short positions are valued at the last quoted "asked" price.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs.  Based on the observability of the inputs used in the valuation methods the Company determines fair value based on quoted market prices in active markets for identical assets and liabilities (Level 1).  As of February 4, 2008, certain aforementioned contingent rights were not exercised by the various holders; therefore Multiband owns 37,994 shares of URON.  As a result, Multiband recorded the fair value of URON shares based on quoted market prices as an unrealized gain. URON subsequently changed their name to Western Capital Resources, Inc.

Securities available for sale consisted of the following at December 31:
	2008	2007
Initial investment	$121,582	$-
Decrease in value	(75,988)	-
Total	$45,594	$-

NOTE 4 – Inventories

Inventories consisted of the following at December 31:
	2008	2007
DirecTV – serialized	$813,480	$-
DirecTV – nonserialized	669,911	-
Other	419,477	132,992
Total	$1,902,868	$132,992

NOTE 5 - Property and Equipment

Property and equipment consisted of the following at December 31:

	2008	2007
Leasehold improvements	$771,435	$844,828
Office equipment and furniture	4,955,807	3,239,315
Subscriber related equipment	2,855,487	2,916,796
Property and equipment under capital lease obligations	810,535	467,878
Total property and equipment	9,393,264	7,468,817
Less accumulated depreciation and amortization	(7,016,467)	(5,421,422)
Less accumulated depreciation and amortization capital leases	(343,730)	(278,134)
Total property and equipment, net	$2,033,067	$1,769,261

Depreciation and amortization expense on property and equipment was $780,283, $1,286,300, and $1,928,101 for the years ended December 31, 2008, 2007 and 2006, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 6 – Notes Receivable

Notes receivable consisted of the following at December 31:

	2008	2007
Note receivable – SBC-OK/TX, variable monthly principal payments based on revenue generated plus interest of 7%, due October 2008. Note is collateralized by certain assets. During 2008, this note receivable was combined with note receivable – SBC-Ohio, and then a new note receivable was signed with Satellite Systems.	$-	$40,235

Note receivable – SBC-Ohio, variable monthly principal payments based on revenue generated plus interest of 7%, due October 2008. Note is collateralized by certain assets. During 2008, this note receivable was combined with note receivable – SBC-OK/TX, and then a new note receivable was signed with Satellite Systems.	-	19,626

Notes receivable – Satellite Systems, variable monthly principal payments based on revenue generated plus interest of 7%, due October 2009. Note is collateralized by certain assets.	61,321	-

Notes receivable – S Scott, L.L.C., fixed monthly payments of $670, including interest at 6%, due October 2015. Note is collateralized by said property.	39,095	-

Total notes receivable	100,416	59,861
Less: current portion	(61,321)	(59,861)

Long-term portion of notes receivable	$39,095	$-

NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following at December 31:
	2008	2007
Payroll and related taxes	$1,354,419	$512,960
Accrued legal settlements and contingencies (see Note 15)	960,000	-
Accrued preferred stock dividends	622,118	642,395
Accrued liability – vendor chargeback	-	630,800
Other	938,656	745,456
	$3,875,193	$2,531,611

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 8 - Long-term Debt

Long-term debt consisted of the following at December 31:
	2008	2007

Debenture payable - Convergent Partners I, L.P., see terms in note below.	$1,400,000	$1,500,000

Note payable – DirecTECH Holding Company, Inc., secured with MMT common stock (51%), net of imputed interest of $35,210 and $0 at December 31, 2008 and 2007. Parties have agreed to offset management performance bonuses payable to the Company against the note payable (see Note 16). Balance is due in full including interest at 5%, February 2013. The balance of this note payable is included in the note payable issued for the purchase of the 29% of MMT (see Note 17).	264,790	-

Note payable – Bas Mattingly, unsecured, due in full including interest at 7%, August 2009 (see Note 2).	100,000	-

Notes payable – group of accredited institutional investors, net of original issue discount and beneficial conversion of note payable into common stock of $0 and $30,413 at December 31, 2008 and 2007. Interest is 6% payable semi-annually in cash or common stock at the Company’s election, due November 2007, collateralized by certain assets of the Company and subordinated. This note payable is past due (see Note below).	66,666	66,666

Note payable – DeLage Landen Financial Services, monthly installments of $1,765 including interest at 10.40%, due July 2010.	30,804	46,460

Note payable – Lexstar Tower One, LP, monthly installments of $2,737 including interest at 4.00%, due August 2010.	52,741	82,818

Note payable – repaid on January 18, 2008, with the issuance of 7,500 shares of common stock at $2.60 per share, resulting in a gain on extinguishment of debt of $29,965.	-	44,446

Note payable, interest at 7%, the Company’s intent is to pay this note via reduction of life insurance proceeds, collateralized by life insurance policy owned by the Company.	39,651	36,876

Total long-term debt	1,954,652	1,777,266
Less: current portion	(1,608,778)	(1,658,342)

Long-term debt, net of current portion	$345,874	$118,924

Future maturities of long-term debt are as follows for the years ending December 31:

2009	$1,608,778
2010	25,080
2011	-
2012	-
2013	281,143
Thereafter	39,651
Total future minimum payments	$1,954,652

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

In June 2005, the Company borrowed $2,000,000 from Convergent Capital Partners I, L.P. in connection with an amendment of an original debt agreement.  The amendment extended the due date to May 2009 and the Company is required to comply with certain financial covenants. As of December 31, 2007, the Company failed to meet the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of three million dollars and positive EBITDA for the quarter ended December 31, 2007 of $150,000.  Convergent Capital provided the Company with a waiver of both covenants for the year ended December 31, 2007.  In accordance with EITF 86-30 “Classification of obligations when a violation is waived by the creditor”, the Company has classified the debt as current as of December 31, 2007 principally based on management’s assessment that the Company is unlikely to be in compliance with the covenants during 2008.  The Company paid $100,000 on the note during 2008.  At December 31, 2008, the Company was in compliance with the debt covenants.  The Company is required to pay monthly interest only payments through the due date.  The outstanding balance of the debenture was $1,400,000 at December 31, 2008 and $1,500,000 at December 31, 2007.  The interest rate varies from 11% to 14% dependent on the Company’s stock prices (14% at December 31, 2008 and 2007).  The debenture agreement is collateralized by substantially all of the assets of the Company.  In January 2009, the Company modified the terms of its June 2005 warrant agreement with Convergent Capital.  The impact of the modification was an increase in the value of the warrants of approximately $30,000 which will be expensed in 2009.

In November 2004, the Company borrowed $2,166,667 from a group of accredited institutional investors. The notes are convertible into shares of common stock at a conversion rate of $1.00 per share. The notes accrue interest at the rate of 6% per annum, which interest is payable semi-annually in cash or common stock at the Company's election. The notes were due to be paid in full November 2007.  This note payable is past due.  The proceeds of $2,166,667 were allocated between the notes and the intrinsic value of the conversion option. The resulting original issue discount and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 was being amortized over the life of the notes using the straight-line method, which approximates the interest method. These notes are collateralized by certain assets and are subordinated. During the year ended December 31, 2006, the Company converted principal of $200,000 and accrued interest of $4,166 into 40,833 shares of common stock.  During 2007, the Company paid $456,005 on the principal balance.  The Company converted accrued interest of $17,680 into 3,536 shares of common stock during the year ended December 31, 2007.  The outstanding balance as of December 31, 2008 and 2007 was $66,666.  This note payable is past due.

NOTE 9 - Capital Lease Obligations

The Company has lease financing facilities for property, equipment and leasehold improvements. Leases outstanding under these agreements bear interest at an average rate of 14.97% and expire through December 2012. The obligations are collateralized by the property under lease excluding certain sold property items. Total cost and accumulated amortization of the leased equipment was $810,535 and $343,730 at December 31, 2008 and $467,878 and $278,134 at December 31, 2007.  Amortization expense related to these obligations is included in depreciation expense.

Future minimum capital lease payments are as follows for the years ending December 31:

2009	$368,639
2010	209,039
2011	140,909
2012	3,782
Less: amounts representing interest	(94,085)
Present value of future minimum lease payments	628,284
Less: current portion	(310,656)
Capital lease obligations, net of current portion	$317,628

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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
December 31, 2008, 2007 and 2006

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

Mandatory Redeemable Preferred Stock

In 2004, the Company issued 50,000 shares of mandatory redeemable preferred stock valued at $500,000 pursuant to the purchase of assets and a put option given to the sellers.  The sellers have exercised $350,000 value of the put option equal to 35,000 shares of preferred stock.  The mandatory redeemable preferred stock had an outstanding balance of $150,000, and $220,256 as of December 31, 2008 and 2007, respectively.  In January 2009, the parties amended their redemption agreement to provide for full redemption of the remaining balance, net of a negotiated discount of $22,000, by the end of May 2009.

Stock Dividend

As of May 1, 2006, certain Multiband shareholders of record and certain contingent rights holders became eligible for a distribution of URON (a former subsidiary) common stock based on the holder’s ownership of Multiband shares or rights as of that date. The holders received .05 shares of URON common stock for each share or right to a share of Multiband common stock held on the record date.    In July 2006, URON’s Form 10-SB was declared effective by the SEC. On August 10, 2006, the stock distribution occurred.  In August 2006, Multiband sold its majority interest in URON to Lantern Advisors for $75,000 in cash.  As of December 31, 2007, Multiband had the voting rights for and was holding in trust 58,161 common shares of URON for various contingent rights holders whose rights are tied to potential future warrant exercises or preferred stock conversions.  As of February 4, 2008, the certain aforementioned contingent rights were not exercised by the various holders, therefore Multiband now owns 37,994 shares of URON (as adjusted for a 1 for 10 reverse stock split) (See Note 3).

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

The Company also has a 2000 Non-employee Director Stock Compensation Plan, which permits the issuance of stock options for 250,000 shares of common stock to non-employee directors.  The exercise price of the stock options is the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

Employee Stock Purchase Plan

The Company has a 2000 Employee Stock Purchase Plan, which allows for the sale of 80,000 shares of Company common stock to qualified employees.  At December 31, 2008 and 2007, no shares were issued under the Plan.

Stock Subscriptions Receivable

The Company has stock subscriptions receivable including interest receivable totaling $84,071 and $170,888 due to the Company at December 31, 2008 and 2007, respectively, from the issuance of common stock.  The agreements require monthly interest only payments at interest ranging from 2% to 9% on the outstanding receivable balances.  One stock subscription has an extended due date of July 2009.  The second stock subscription receivable agreement was amended in February 2007.  On February 2008, this subscription receivable was reduced $61,333 for the 60,000 common shares returned to the Company.  The due date of the remaining note balance of $122,667 was February 2009.  The receivables are collateralized by the common stock issued.  At December 31, 2008 and 2007, the Company has reserved $185,708 and $160,761 related to stock subscriptions and interest receivable deemed to be uncollectible. The Company does not record interest receivable on the outstanding receivable balance once they have determined it to be uncollectible.

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

Stock Options

Stock option activity is as follows for the years ended December 31:

	Options			Weighted-Average Exercise Price
	2008	2007	2006	2008	2007	2006
Outstanding, January 1	659,832	613,331	611,986	$7.15	$7.55	$7.70
Granted	41,500	57,600	41,300	1.87	2.75	5.45
Exercised	-	-	(6,000)	-	-	3.00
Cancelled	(8,300)	(11,099)	(33,955)	3.82	5.66	8.60
Expired	(30,000)	-	-	3.00	-	-
Outstanding, December 31	663,032	659,832	613,331	$7.05	$7.15	$7.55

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007, and 2006 was $1.48, $2.75, and $5.45, respectively.  Options exercisable at December 31, 2008, 2007, and 2006 were 625,601, 521,931, and 420,071, respectively.  The weighted average price of exercisable options for the years ended December 31, 2008, 2007, and 2006 was $7.34, $9.04, and $11.00, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Options outstanding and exercisable as of December 31, 2008 are as follows:

			Outstanding			Exercisable
				Weighted - Average			Weighted-
Range of Exercise Prices			Options	Exercise Price	Remaining Contractual Life-Years	Options	Average Exercise Price
$0.96	to	$3.85	92,900	$2.38	7.19	59,202	$2.61
$4.25	to	$6.90	159,180	6.13	5.79	155,447	6.17
$7.00	to	$8.60	348,118	7.37	5.48	348,118	7.37
$9.25	to	$14.38	45,100	10.05	1.48	45,100	10.05
$21.57	to	$33.75	17,734	25.93	1.17	17,734	25.93
$0.96	to	$33.75	663,032	$7.05	5.41	625,601	$7.34

Using the closing stock price of $1.19, $2.71 and $0.57, respectively, on December 31, 2008 and 2007 and December 29, 2006, the number of options outstanding with an intrinsic value was 5,100, 0, and 0, respectively, with an intrinsic value of $5,241, $0 and $0, respectively.

Using those same closing stock prices of $1.19, $2.71 and $0.57, respectively, on December 31, 2008 and 2007 and December 29, 2006, there were no options exercisable with an intrinsic value for all three years.

The intrinsic value of options exercised in 2008, 2007 and 2006 amounted to $0, $0, and $16,500, respectively.

Stock Warrants

Stock warrants activity is as follows for the years ended December 31:

	Outstanding			Weighted - Average Exercise Price
	2008	2007	2006	2008	2007	2006
Outstanding, January 1	3,088,873	3,488,329	3,743,196	$7.64	$8.05	$8.40
Granted	2,920	24,202	3,134	2.20	2.96	5.25
Exercised	-	-	-	-	-	-
Forfeited	(1,605,960)	(423,658)	(258,001)	7.85	10.62	12.90
Outstanding, December 31	1,485,833	3,088,873	3,488,329	$7.25	$7.64	$8.05

The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2008, 2007, and 2006 was $0.56, $0.96, and $0.77, respectively.

Warrants outstanding and exercisable as of December 31, 2008, are as follows:

				Weighted - Average
Range of Exercise Prices			Warrants	Remaining contractual life	Exercise prices
$2.06	to	$5.50	239,720	1.01	$4.28
$6.25	to	$6.50	747,981	1.38	6.05
$7.00	to	$8.25	67,273	1.42	7.60
$10.00	to	$11.25	430,859	1.75	10.35
$2.06	to	$11.25	1,485,833	1.43	$7.08

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Stock warrants issued for the years ended December 31 were awarded for:

	2008	2007	2006
Common stock	-	-	-
Services rendered	2,920	24,202	3,134
Preferred stock	-	-	-
	2,920	24,202	3,134

During the year ended December 31, 2008, the Company issued 2,920 three-year warrants for services related to sales commissions with a weighted average exercise price of $2.20.  These warrants were valued at $1,641 using the Black Scholes pricing model.

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

On August 10, 2006, 8,571 warrants originally issued to an investor on September 30, 2003, were reissued due to a related warrant agreement with the same investor dated November 2004.

During the year ended December 31, 2008, the Company evaluated the variables used in calculating its option and warrant values.  The Company has applied these revised assumptions to warrants issued in 2008.  The fair value of stock warrants is the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions (see Note 1):

	2008	2007	2006
Risk-free interest rate	1.12%	4.58%	4.88%
Expected life	3 years	3 years	3.5 years
Expected volatility	95%	244%	216%
Expected dividend rate	0%	0%	0%

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 11– Business Segments

The Company has four reporting segments.  Multiband Corp. includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization.  The MDU segment represents results as the master service operator for DirecTV.  The MCS segment provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.  The HSP segment provides the installation and service of DirecTV video programming for residents of single family homes.  Segment disclosures by entity are provided to the extent practicable under the Company's accounting system.

Segment disclosures are as follows:

Year Ended December 31, 2008	Multiband Corp	MDU	MCS	HSP	Total
Revenues	$-	$15,559,329	$3,731,139	$23,696,045	$42,986,513
Income (loss) from operations	(2,942,641)	3,782,927	(2,271,821)	2,334,572	903,037
Identifiable assets	5,567,231	4,098,137	3,373,305	13,004,734	26,043,407
Depreciation and amortization	698,008	1,587,570	707,368	32,532	3,025,478
Capital expenditures	59,736	-	87,476	23,921	171,133

Year Ended December 31, 2007	Multiband Corp	MDU	MCS		Total
Revenues	$-	$9,947,848	$5,137,756	$-	$15,085,604
Income (loss) from operations	(4,320,701)	2,953,736	(4,399,150)	-	(5,766,115)
Identifiable assets	1,272,271	4,652,909	2,968,249	-	8,893,429
Depreciation and amortization	239,411	1,604,905	1,779,587	-	3,623,903
Capital expenditures	4,554	5,153	374,127	-	383,834

Year Ended December 31, 2006	Multiband Corp	MDU	MCS		Total
Revenues	$-	$10,477,802	$7,573,799	$-	$18,051,601
Income (loss) from operations	(4,713,896)	4,066,850	(8,492,405)	-	(9,139,451)
Identifiable assets	2,478,638	6,443,625	9,063,793	-	17,986,056
Depreciation and amortization	232,211	1,604,313	3,331,685	-	5,168,209
Capital expenditures	42,150	-	950,958	-	993,108

NOTE 12 - Income Taxes

The Company has federal and state net operating losses of approximately $44,882,000 and $36,538,000 respectively, which, if not used, will begin to expire in 2018.  Future changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.

Due to uncertainty in the Company’s ability to fully utilize the deferred tax assets, a full valuation allowance against its deferred tax assets has been recorded.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits.  The change in the valuation allowance was $(1,147,000), $2,435,000, and $3,213,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2008, for federal income tax purposes, MMT is not included in the consolidated tax return of the Company due to less than 80% of ownership.  Components of income tax expense for the year ended December 31, 2008 relates to taxable income from the HSP segment and $45,000 of alternative minimum tax (AMT) in the Multiband Corp. segment:

	Federal	State	Total
Current	$952,000	$180,000	$1,132,000
Deferred	-	-	-
Total	$952,000	$180,000	$1,132,000

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Components of net deferred income taxes are as follows at December 31:

	2008	2007
Deferred income tax assets:
Net operating loss carryforwards and tax credits	$17,510,000	$18,705,000

Stock-based compensation / compensation accruals	649,000	613,000
Asset valuation reserves	-	182,000
Accrued liabilities	594,000	370,000
	18,753,000	19,870,000
Less valuation allowance	(17,173,000)	(18,320,000)
	1,580,000	1,550,000
Deferred income tax liabilities:
Amortization of intangibles and goodwill, including impairment	(1,376,000)	(1,329,000)
Depreciation	(204,000)	(221,000)
Net deferred income tax assets	$-	$-

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2008	2007	2006
Federal statutory tax provision(benefit) rate	34.0%	(34.0)%	(34.0)%
State tax, net of federal benefit	6.0	(6.0)	(6.0)
Change in valuation allowance	2.0	40.0	40.0
Effective tax rate	42.0%	0.0%	0.0%

The Company has the following net operating loss carryforwards at December 31, 2008, for income tax purposes:

Year of Expiration	Federal Net Operating Loss	State Net Operating Loss
2018	255,000	1,303,000
2019	1,585,000	2,723,000
2020	4,839,000	1,629,000
2021	4,726,000	4,003,000
2022	4,353,000	3,737,000
2023	4,224,000	4,311,000
2024	6,052,000	3,202,000
2025	7,181,000	4,589,000
2026	5,249,000	3,061,000
2027	6,418,000	7,980,000
	$44,882,000	$36,538,000

The FASB has published FASB Interpretation (FIN)48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  The Company has adopted FIN 48 and currently has no reserve or accrued interest recorded for any tax positions. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of selling, general and administrative expense in the consolidated statement of operations.  Due to the loss carry forwards generated by the company, the Company’s federal and state tax returns are open to examinations for years from 1993.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 13 - Supplemental Cash Flows Information

	2008	2007	2006
Cash paid for interest, net of amortization of OID and interest discount	$346,814	$473,601	$368,612
Cash paid for federal and state income taxes	681,500	-	-
Non-cash investing and financing transactions:
Debt reduced by other receivable-related party	1,946,000	-	-
Reduction of stock subscription receivable via cancellation of common stock	61,333	-	-
Reduction of other receivable-related party with increase in fixed assets	542,642	-	-
Purchase of 51% of Michigan Microtech, Inc. via issuance of notes payable and common stock, net of discount for imputed interest	5,782,690	-	-
Purchase of property and equipment via increase in capital lease obligations	341,494	-	-
Purchase of US Install via issuance of common stock	101,516	-	-
Acquisition of securities available for sale upon expiration of contingent rights	121,582	-	-
Intrinsic value of preferred dividends	57,519	-	-
Note payable issued for prepaid lease	-	44,407	-
Common stock valued at $84,000, issued in lieu of cash for equipment, net of reduction in accounts payable of $19,665	-	64,335	-
Common stock issued in relation to acquisition of Dinamo Entertainment, LLC	-	-	12,400
Conversion of notes payable and accrued interest to common and preferred stock	23,500	17,680	244,333
Conversion of preferred stock to common stock	3,894,600	1,822,400	3,151,500
Capital lease obligations related to property and equipment	-	-	539,529
Conversion of preferred stock dividends into common stock	179,412	637,209	473,001
Purchase of intangible assets	-	-	54,150
Property and equipment, intangibles and goodwill transferred to assets held for sale	-	-	1,244,236
Notes payable issued in relation to the acquisition of Rand’M	-	-	116,030
Notes payable issued in relation to the acquisition of Extreme Video	-	-	311,900
Common stock issued in relation to the acquisition of Extreme Video	-	-	162,500
Distribution of URON, Inc common stock as stock dividends	-	-	46,989
Deferred revenue related to service agreement with URON, Inc. in exchange for other current assets	-	-	116,500
Reduction of notes payable, net of imputed interest in connection with the sale of intangible assets and related equipment	-	532,015	-
Common stock issued for services to be rendered, recorded as a prepaid asset	128,250	-	-

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 14 - Retirement Savings Plan

The Company has 401(k) profit sharing plan covering substantially all full-time employees.  Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code.  The Company made no discretionary contributions for any of the years presented.

NOTE 15 - Commitments and Contingencies

Operating leases - buildings

The Company has various other operating leases for its corporate office space, vehicles and equipment with lease terms expiring at various dates through August 2017. The monthly base rents range from approximately $51,000 to $55,000.  The leases contain provisions for payments of real estate taxes, insurance and common area costs.

Total rent expense for the years ended December 31, 2008, 2007 and 2006 including common area costs and real estate taxes was approximately $584,000, $448,000, and $368,000, respectively.

Future minimum rental payments, are as follows for the years ending December 31:

Year	Amount
2009	625,000
2010	568,000
2011	375,000
2012	387,000
2013	263,000
Thereafter	116,000
$2,334,000

Operating leases - vehicles

The Company leases substantially all of its fleet vehicles under operating leases from one lessor.  Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year.  After one year, the Company has the option to renew the open ended lease for one year renewal periods or surrender the leased vehicle to the lessor to be sold.  If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess. If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor.  For the year ended December 31, 2008, the Company recognized a loss on the sale of vehicles of approximately $200,000. For the year ended December 31, 2008, the Company’s operating lease expense under the lease totaled approximately $1,080,000.  In addition, the Company has a security deposit with the lessor in the amount of approximately $257,000 which is included in other assets in the accompanying balance sheet as of December 31, 2008.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Future minimum lease payments for operating leases-vehicles, are as follows for the years ending December 31:

Year	Amount
2009	1,060,000
2010	975,000
2011	839,000
2012	310,000
2013	76,000
Thereafter	152,000
$3,412,000

The Company has entered this agreement jointly and severally with various subsidiaries of DTHC.
The following is a schedule of DTHC consolidated future minimum lease payments for non-cancellable fleet vehicle operating leases as of December 31, 2008 for which the Company is obligated jointly and severally with DTHC and its subsidiaries:

Year	Amount
2009	6,397,000
2010	5,640,000
2011	4,501,000
2012	1,667,000
2013	451,000
Thereafter	901,000
$19,557,000

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease.  The Company was obligated to provide free rent to CTLLC through March 31, 2007 as defined in the purchase agreement of MBS.  This guaranty has no effect on the Company’s consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.  However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $348,881 in rent payments plus any associated charges such as property taxes and common area maintenance.  The Company has evaluated the accounting guidance of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees” and has determined that it does not apply to this guaranty.

Significant Relationship

The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August 2005.  Under that agreement the Company is required to ensure that its system operators meet minimum technical DirecTV system standards so that the system operator subscribers may properly receive DirecTV programming services.  The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network.  The Company has met the requirements and has entered into the first two year automatic renewal period.  The Company, via MMT, also has a separate home service provider agreement with DirecTV ending April 30, 2011.  The term of the MMT contract with DirecTV will automatically renew as of May 1, 2011 for additional one year periods unless either MMT or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DirecTV amounted to 91.32% and 65.94% of total revenue in 2008 and 2007, respectively.  Accounts receivable from this customer was 52.56% and 56.30% of total accounts receivable as of December 31, 2008 and 2007, respectively.  The Company purchases a substantial portion of its inventory from DirecTV.  DirecTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DirecTV, related to inventory being supplied, was $3,034,296 at December 31, 2008.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Bulk Subsidy Reserve

Bulk subsidy revenue is generated when bulk subscriber counts are greater than the benchmark set by DirecTV.  The Company reviews the subscriber counts associated with bulk properties on a periodic basis to determine bulk subscriber counts over the total units at the property.  Based on its review, the Company estimates that the result of this analysis will be a reduction to the subscriber count of approximately 250 and 750 active bulk subscribers at December 31, 2008 and 2007, respectively.  The Company has recorded a bulk subsidy reserve of $50,000 and $150,000 at December 31, 2008 and 2007.  This reserve is netted against DirecTV estimated receivables on the consolidated balance sheet and netted against revenues in the consolidated statement of operations for the years ended December 31, 2008 and 2007.

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company has accrued liabilities of $960,000, which is net of indemnifications of $480,000 for an expense of $480,000 for the year ended December 31, 2008 for claims and potential settlements associated with litigation.  Defense costs are expensed as incurred.  Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated. Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows. The Company had no accrued legal contingencies at December 31, 2007.

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

NOTE 16 – Related Party Transactions

Proceeds for the acquisition of US Install Inc. by the Company completed in February, 2008 were obtained via an unsecured promissory note in the amount of $100,000 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Bas Mattingly, chairman of DTHC, which is a 49% owner of MMT (see Note 2).  The note carries an interest rate of 7% per annum and is due August 20, 2009.

MMT leases warehouse space from two individuals that have ownership via related trusts in DTHC.  DTHC owns 49% of MMT as a minority interest shareholder (see Note 2).  Lease payments amount to $9,000 per month plus expenses, expiring in December 2010.

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013. The Fargo base rate is $14,354 per month. The Fargo property is owned in part by David Ekman, Chief Information Officer, Multiband.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Bernard Schafer is a director of both DTHC and Multiband. DTHC is the minority shareholder of MMT (see Note 2).

Jim Mandel, CEO of Multiband, loaned DTHC $100,000 in a short-term subordinated note paying simple interest monthly at 10%.

Multiband and DTHC perform certain management and information systems functions for one another pursuant to management consulting and employee leasing agreements.  DTHC is the minority shareholder of MMT (see Note 2).  During the year ended December 31, 2008, the Company has reduced selling, general and administrative expenses by $1,285,000 as a reimbursement of direct expenses in relation to this management consulting agreement.  Included in accounts receivable at December 31, 2008 is $518,024 related to these expenses.

Multiband earned a performance bonus as part of the aforementioned management consulting agreement with DTHC of $2,366,466, of which $420,466 was received in cash and $1,946,000 was paid with a reduction of the debt incurred in the acquisition of MMT (see Note 2).  The Company recorded this consulting income as part of other income and expense on the statement of operations because the income does not constitute the entity’s ongoing major or central operations.  The consulting income was not a reimbursement of direct expenses.  Approximately $535,000 of this consulting income is included as an expense in the HSP segment in selling, general and administrative expenses.

Multiband provides support center services to DirecTECH MDU (DTMDU), a subsidiary of DTHC.  The Company has recorded MCS segment revenue of $415,922 and $69,925 from DTMDU for the years ended December 31, 2008 and 2007.  DTMDU was also one of the system operators in the MDU segment during 2008 and 2007.  The Company has recorded MDU segment revenue of $2,917,197 and cost of products and services of $2,895,176 for the year ended December 31, 2008 related to this system operator.  The Company had $771,427 in accounts receivable and $1,127,005 in accounts payable related to these agreements at December 31, 2008.

Multiband also had receivables with DTHC at December 31, 2008 of $7,666,295.  Of this amount, $5,843,942 will be offset against the purchase of the majority ownership of the operating subsidiaries of DTHC (Note 17).

During 2008, the Company did have certain transactions with DTHC as described above.  In January 2009, the Company purchased 80% of the operating subsidiaries of DTHC (see Note 17).  The following table is a condensed balance sheet as of December 31, 2008 and a condensed statement of operations for the year ended December 31, 2008, which presents the proforma financial results for the Company excluding all 2008 transactions with DTHC (unaudited):

	Multiband Corporation (as filed)	Less: DTHC Related(1) (unaudited)	Proforma (unaudited)
Accounts receivable, net	$3,436,424	$(771,427)	$2,664,997
Other receivable – related party	7,666,295	(7,666,295)	-
Prepaid expenses and other	1,273,083	(518,024)	755,059
Accounts payable	8,274,003	(1,127,005)	7,146,998

Revenues	42,986,513	(3,333,119)	39,653,394
Cost of products and services (exclusive of depreciation and amortization shown separately below)	28,425,926	(2,895,176)	25,530,750
Selling, general and administrative	10,499,863	750,000	11,249,863
Management consulting income	2,366,466	(2,366,466)	-

(1)	All adjustments described in the paragraphs of Note 16

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 17 – Subsequent Event

On November 3, 2008, the Company and DTHC, entered into a comprehensive Stock Purchase Agreement (“SPA”) subject to DTHC shareholder approval which superseded the parties’ original Plan of Merger Agreement dated October 2007.  The DTHC shareholders approved the SPA on December 30, 2008. The transaction closed on January 2, 2009, which is when Multiband obtained control.  DTHC, a fulfillment agent for a national satellite television company, DirecTV, specializes in the provisioning of satellite TV to single family homes.  The purpose of this acquisition was to increase the Company’s business of installing video services in single family homes (HSP segment).  Pursuant to the SPA, the Company shall purchase 80% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) (an additional 29% of MMT, 51% of which was previously purchased effective March 1, 2008 (see Note 2) and 80% of all operating subsidiaries not previously purchased) for $41.2 million and other consideration of $1.6 million as of the acquisition date.  The $41.2 million consists of three parts; 1) $500,000 in cash which was paid at the initial closing date of January 2, 2009, 2) a non-interest bearing note of $500,000 payable over an eight month period of time beginning January 2, 2009 and 3) a promissory note in the amount of $40.2 million, due January 1, 2013, bearing interest at an annual rate of 8.25%, subject to adjustment in the event of a default.  Subsequent to the closing, the Company and DTHC mutually agreed to offset the $40.2 million promissory note by the sum of $5,843,972 for an offsetting receivable on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $34,356,028.  As part of the agreement, Multiband shall have until December 31, 2009, subject to shareholder approval to purchase the remaining 20% of the issued and outstanding shares of common stock of all DirecTECH.  The consideration for the 20% purchase will be $10 million of Multiband Series J Preferred Stock, whose issuance will require Multiband shareholder approval.

On January 2, 2009, the Company and DTHC completed the initial closing to the Stock Purchase Agreement (SPA), as amended, that was executed by the parties on November 3, 2008.  Among other terms, the SPA was amended to  raise the total purchase price by $6,500,000 (this amount is included in the final purchase price stated above)  to reflect the elimination of certain DTHC bank debt.  The DTHC bank debt, of which MMT was a joint obligor, was completely paid off in December 2008 and thus no bank debt existed as of the closing date. The Company has expensed during the year ended December 31, 2008 as part of selling, general and administrative expenses on the consolidated income statement, any expenses related to the transaction which were immaterial.

The closing on the remaining 20% stock transaction is anticipated to occur on or before December 31, 2009.  The Company will apply SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) to evaluate the purchase price allocation based on the guidance and fair value of the assets acquired and liabilities assumed.

The Company reviewed the fair value of the identifiable assets, goodwill and intangibles to be recognized on the Company’s step-acquisition of a controlling interest (80%) in the operating subsidiaries of DTHC completed January 2, 2009.  The Company's review was conducted pursuant to SFAS 141(R), which became effective for business combinations which have an acquisition date on or after annual periods beginning on or after December 15, 2008.

FAS141(R) requires Multiband to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with certain exceptions.

It also requires Multiband to recognize goodwill as of the acquisition date, measured using an income, market or cost approach, which in most types of business combinations will result in measuring goodwill as the excess of the fair value of consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired or assumed.
A qualitative and quantitative analysis of factors that make up recognized goodwill, such as DirecTECH’s assets, liabilities and other contingent considerations, such as leases and other off-balance sheet commitments, follows.

Factors that Contribute to Goodwill Recognized

There are a number of factors that impact the amount of goodwill to be recognized as a result of the DirecTECH purchase, including but not limited to the following:

•	Total purchase price
•	Fair value of net identifiable assets
•	Value of DirecTECH’s workforce of skilled installation technicians
•	Value of DirecTECH’s installed subscriber base in the MDU (multi-dwelling unit) segment
•	Intangible assets that do not qualify for separate recognition
•	DirecTV HSP contract
•	None of the goodwill recorded is expected to be deductible for tax purposes.
•	The goodwill recorded as a result of the acquisition is solely related to the Company’s HSP segment.

Below is a summary purchase price allocation, pursuant to SFAS 141(R) and SFAS 157 of the estimated fair value of all assets, tangible and intangible, goodwill, and liabilities Multiband assumed pursuant to the 80% DirecTECH purchase.  Note that intangibles and goodwill are estimates of fair value and final determination is pending the final results of management's allocation of fair value for those assets. Management has not yet recorded any deferred tax assets or liabilities related to the transaction.

Summary Valuation of DirecTECH

DirecTECH Operating Subsidiaries December 31, 2008 (unaudited)

CONSIDERATION PAID

Cash	$500,000
Promissory notes	40,700,000
Contingent consideration	1,608,000
TOTAL CONSIDERATION PAID	$42,808,000

IDENTIFIABLE ASSETS ACQUIRED AND LIABILITIES ASSUMED

Cash	$2,292,676
Receivables	10,836,745
Prepaid expenses and deposits	3,438,544
Inventory	15,839,173
Fixed assets	7,980,831
Other assets	2,497,849
Identifiable intangible assets	36,700,000
Accounts payable	(32,707,389)
Other current liabilities	(16,333,367)
Long-term debt	(42,808)
TOTAL IDENTIFIABLE ASSETS ACQUIRED AND LIABILITIES ASSUMED	30,502,254
Noncontrolling interest	(6,942,209)
Goodwill	19,247,955
FAIR VALUE OF CONTROLLING INTEREST	$42,808,000

Other factors relevant to the DirecTECH purchase transaction

Contingent Consideration

Multiband’s stock purchase agreement with DTHC requires the Company to pay 20% of net income of DirecTECH in 2009 to DTHC until Multiband purchases the remaining 20% ownership of DirecTECH by December 31, 2009, which is subject to shareholder approval.  The fair value of the amount of contingent consideration being recognized is an estimate based upon the Company’s 2009 projection.  The contingent consideration recognized as of the acquisition date is $1,608,000. This contingent consideration was added to the purchase price per SFAS 141(R).

Other Contingencies

There are no assets and liabilities arising from contingencies that were not accounted for previous to the acquisition date as part of the net value acquired.  The fair value of legal contingencies recorded by DTHC as of December 31, 2008 was $3.2 million based on management's estimate of fair value. Based on the preliminary stage of the contingencies, management is unable to estimate a range of potential losses.

The Company evaluated  the DirecTECH lease agreements for vehicles and office/warehouse space and noted no leases were above or below market.

Noncontrolling Interest

The fair value of the 20% noncontrolling interest in DirecTECH is $6,942,209.  This fair value was measured applying a discount of 30% for illiquidity and lack of control related to a minority interest.  This fair value will be accounted for as equity on Multiband’s balance sheet pursuant to Financial Accounting Standards Board Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51."

As previously mentioned herein, Multiband purchased 51% of MMT effective March 1, 2008 and another 29% of MMT as of January 2, 2009.  The Company recorded $2,818,559 of minority interest as of March 1, 2008.  Earnings of $652,167 were added to the minority interest for a book value as of December 31, 2008 of $3,470,726.  As of January 2, 2009 the minority interest as of December 31, 2008 will be included as part of the fair value of the noncontrolling interest for the acquisition.

Proforma financial results

The unaudited pro forma statement of operations set forth as below gives effect to the purchase as if it had been consummated on January 1, 2007.  The pro forma adjustments reflecting the consummation of the purchase are based upon the purchase method of accounting and upon the assumptions set forth in the notes hereto.  The unaudited proforma balance sheet is also attached below.

Multiband Corporation and Subsidiaries
Proforma Combined Statements of Operations
For the Years Ended

	Multiband Corporation December 31, 2008 (as filed)	DirecTECH Operating Subsidiaries December 31, 2008 (unaudited)	Proforma Adjustments		Proforma Results December 31, 2008 (unaudited)

REVENUES	$42,986,513	$196,755,415	$(3,311,098)	1	$236,430,830

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	28,425,926	151,079,047	(3,311,098)	1	176,193,875
Selling, general and administrative	10,499,863	52,100,361	(7,886,466)	2, 7	54,713,758
Depreciation and amortization	3,025,478	1,910,578	7,000,000	3	11,936,056
Impairment of assets	132,209	-	-		132,209

Total costs and expenses	42,083,476	205,089,986	(4,197,564)		242,975,898

INCOME (LOSS) FROM OPERATIONS	903,037	(8,334,571)	886,466		(6,545,068)
OTHER INCOME (EXPENSE)
Interest expense	(657,289)	(3,120,700)	(2,834,372)	4	(6,612,361)
Management consulting income	2,366,466	-	(2,366,466)	2	-
Interest and other income	116,884	514,867	-		631,751

Total other income (expense)	1,826,061	(2,605,833)	(5,200,838)		(5,980,610)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	2,729,098	(10,940,404)	(4,314,372)		(12,525,678)

PROVISION FOR INCOME TAXES	1,132,000	173,690	(870,000)	6	435,690

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY	652,167	-	(3,329,418)	5	(2,677,251)

NET INCOME (LOSS)	944,931	(11,114,094)	(114,954)		(10,284,117)

Preferred stock dividends	4,088,275	--	-		4,088,275
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,143,344)	$(11,114,094)	$(114,954)		$(14,372,392)

LOSS PER COMMON SHARE – BASIC AND DILUTED:

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.34)				$(1.54)

Weighted average common shares outstanding – basic and diluted	9,302,570	-	-		9,302,570

1-Eliminate call center revenue and system operator revenue and cost of sales from related companies
2-Eliminate management consulting agreement revenue and expenses
3-Recorded estimated amortization on purchase of intangible asset
4-Record interest expense on debt acquired through acquisition
5-Adjust minority interest to 20% of acquisition company losses
6-Adjust taxes for utilization of parent company NOL
7-Adjust for non-routine expenses

Multiband Corporation and Subsidiaries
Proforma Combined Statements of Operations
For the Years Ended

	Multiband Corporation December 31, 2007 (as filed)	DirecTECH Operating Subsidiaries December 31, 2007 (unaudited)	Proforma Adjustments		Proforma Results December 31, 2007 (unaudited)

REVENUES	$15,085,604	$213,843,932	$-		$228,929,536

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	8,339,933	166,715,972	-		175,055,905
Selling, general and administrative	8,887,883	46,606,728	-	3	55,494,611
Depreciation and amortization	3,623,903	1,058,821	7,000,000	1	11,682,724

Total costs and expenses	20,851,719	214,381,521	7,000,000		242,233,240

LOSS FROM OPERATIONS	(5,766,115)	(537,589)	(7,000,000)		(13,303,704)

OTHER INCOME (EXPENSE)
Interest expense	(503,887)	(716,238)	(2,834,372)	2	(4,054,497)
Interest and other income	181,649	-	-		181,649
Total other expense	(322,238)	(716,238)	(2,834,372)		(3,872,848)

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	(6,088,353)	(1,253,827)	(9,834,372)		(17,176,552)

PROVISION FOR INCOME TAXES	-	-	-		-

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	-	(250,765)	(1,966,875)	4	(2,217,640)

NET LOSS	(6,088,353)	(1,003,062)	(7,867,497)		(14,958,912)

Preferred stock dividends	2,300,502	-	-		2,300,502
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,388,855)	$(1,003,062)	$(7,867,497)		$(17,259,414)

LOSS PER COMMON SHARE – BASIC AND DILUTED:

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1.16)				$(2.38)

Weighted average common shares outstanding – basic and diluted	7,237,473	-	-		7,237,473

1-Recorded estimated amortization on purchase of intangible asset
2-Record interest expense on debt acquired through acquisition
3-Management fees of $200,000 recorded in SG&A in both companies so they offset without proforma adjustment
4-Adjust minority interest to 20% of acquisition company losses

Multiband Corporation and Subsidiaries
Proforma Combined Balance Sheets
December 31, 2008

	Multiband Corporation December 31, 2008 (as filed)	DirecTECH Operating Subsidiaries December 31, 2008 (unaudited)	Purchase Price Adjustments (A)		Proforma Adjustments		Proforma Balance Sheet December 31, 2008 (unaudited)
Assets
Current assets
Cash and cash equivalents	$4,346,377	$—	$(369,320)		$—		$3,977,057
Accounts receivable, net	3,436,424	4,163,314	—		(771,427	) (B)	6,828,311
Securities available for sale	45,594	—	—		—		45,594
Other receivable - related party	7,666,295	—	—		(7,666,295	) (C,E)	—
Inventories	1,902,868	14,130,473	—		—		16,033,341
Other current assets	1,273,083	3,087,961	—		(500,000	) (D)	3,861,044
Note receivable - current, net	61,321	—	—		—		61,321
Total current assets	18,731,962	21,381,748	(369,320)		(8,937,722)		30,806,668

Property and equipment, net	2,033,067	7,373,972	—		—		9,407,039

Other assets
Goodwill	1,095,166	—	19,247,955		—		20,343,121
Intangible assets, net	3,667,866	—	36,700,000		—		40,367,866
Notes receivable - long term, net	39,095	33,752	—		—		72,847
Other long term assets	476,072	1,406,987	1,396,298		—		3,279,357
Total other assets	5,278,199	1,440,739	57,344,253		—		64,063,191
Total assets	$26,043,228	$30,196,459	$56,974,933		$(8,937,722)		$104,276,898

Liabilities and Stockholders' Equity
Current liabilities
Checks issued in excess of cash in bank	$—	$369,320	$(369,320)		$—		$—
Mandatory redeemable preferred stock	150,000	—	—		—		150,000
Current portion of capital lease obligations	310,656	79,839	—		—		390,495
Current portion of long-term debt	1,608,778	109,904	—		—		1,718,682
Accounts payable	8,274,003	31,069,288	—		(1,251,398	) (B,E)	38,091,893
Accounts payable - related party	—	1,342,352	—		(1,342,352	) (E)	—
Accrued liabilities	3,875,193	11,735,201	1,483,083	(F)	—		17,093,477
Accrued income taxes payable	499,153	—	—		—		499,153
Customer deposits	60,582	—	—		—		60,582
Deferred revenue	1,488,388	87,154	—		—		1,575,542
Total current liabilities	16,266,753	44,793,058	1,113,763		(2,593,750)		59,579,824

Long-term liabilities
Long-term debt, net	345,874	42,808	41,200,000		(6,343,972	) (C,D)	35,244,710
Capital lease obligations, net of current portion	317,628	127,270	—		—		444,898
Total liabilities	16,930,255	44,963,136	42,313,763		(8,937,722)		95,269,432

Minority Interest	3,470,726	—	(3,470,726)		—		—

Stockholders' equity
Cumulative convertible preferred stock, no par value:
Preferred stock - Class A	213,353	—	—		—		213,353
Preferred stock - Class B	25,700	—	—		—		25,700
Preferred stock - Class C	1,481,918	—	—		—		1,481,918
Preferred stock - Class F	1,500,000	—	—		—		1,500,000
Preferred stock - Class G	47,970	—	—		—		47,970
Preferred stock - Class H	—	—	—		—		—
Common stock, no par value	37,687,864	64,435	(64,435)		—		37,687,864
Stock subscriptions receivable	(84,071)	—	—		—		(84,071)
Options and warrants	46,038,402	—	—		—		46,038,402
Comprehensive income - unrealized gain on securities available for sale	45,594	—	—		—		45,594
Noncontrolling interest	—	—	6,942,209		—		6,942,209
Accumulated deficit	(81,314,483)	(14,831,112)	11,254,122		—		(84,891,473)
Total stockholders' equity	5,642,247	(14,766,677)	18,131,896		—		9,007,466
Total liabilities and stockholders' equity	$26,043,228	$30,196,459	$56,974,933		$(8,937,722)		$104,276,898

(A)	Adjust historical DirecTECH balances and record the assets acquired and liabilities assumed at fair value considering the MMT related assets and liabilities previously acquired
(B)	Adjust receivables related to the support center agreement along with offsetting accounts payable
(C)	Offset MMT receivable of $5,843,972 against purchase debt
(D)	Adjust deposit in escrow at December 31, 2008 against purchase debt
(E)	Related party receivable of $1,822,323 offset against related party payables recorded in accounts payable
(F)	Includes fair value of contingent consideration recorded in accrued liabilities of $1,608,000

* Deferred taxes related to the acquisition have not been recorded in this proforma presentation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To Stockholders, Board of Directors and Audit Committee
Multiband Corporation and subsidiaries
New Hope, Minnesota

Under date of April 2, 2009, we reported on the consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 as contained in the annual report on Form 10-K for the year ended December 31, 2008, which report contained an unqualified opinion and explanatory paragraph related to certain contractual relationships between the Company and DirecTECH Holding Company, Inc., which preceded a business combination occurring on January 2, 2009.  In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
April 2, 2009

MULTIBAND CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
2008	$75,000	$-	$15,000	(A)	$60,000
2007	229,400	-	154,400	(A)	75,000
2006	386,000	-	156,600	(A)	229,400

Stock subscriptions and interest receivable
2008	160,761	60,000	35,053	(A)	185,708
2007	100,761	60,000	-		160,761
2006	98,000	70,000	67,239	(A)	100,761

(A)	Write-off uncollectible receivables