Form 10-Q
period 2009-03-31
MULTIBAND CORP
filed 2009-05-20
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING MARCH 31, 2009
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

Yes ☐      No ☒

On, May 15, 2009 there were 9,650,690 shares outstanding of the registrant's common stock, no par value, and 291,618 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Three Months Ended
	March 31, 2009 (unaudited)	March 31, 2008 (unaudited)

REVENUES	$62,158	$5,714

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	47,316	3,820
Selling, general and administrative	13,740	1,855
Depreciation and amortization	3,285	738
Impairment of assets	-	58

Total costs and expenses	64,341	6,471

LOSS FROM OPERATIONS	(2,183)	(757)

OTHER EXPENSE
Interest expense	(855)	(100)
Interest income	7	-
Other income	250	40

Total other expense	(598)	(60)

NET LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	(2,781)	(817)

PROVISION FOR INCOME TAXES	100	29

NET LOSS	(2,881)	(846)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	(296)	18

NET LOSS ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	(2,585)	(864)
Preferred stock dividends	73	3,881
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,658)	$(4,745)

LOSS PER COMMON SHARE – BASIC AND DILUTED:
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.28)	$(0.56)

Weighted average common shares outstanding – basic and diluted	9,650	8,498

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
	Three Months Ended
	March 31, 2009 (unaudited)	March 31, 2008 (unaudited)

NET LOSS	$(2,585)	$(864)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gains on securities:
Unrealized holding gains arising during period	30	209

COMPREHENSIVE LOSS	$(2,555)	$(655)

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)
	March 31, 2009 (unaudited)	December 31, 2008 (audited)
CURRENT ASSETS
Cash and cash equivalents	$3,640	$4,346
Securities available for sale	76	46
Accounts receivable, net	12,099	3,437
Other receivable – related party	2,290	7,666
Inventories	16,241	1,903
Prepaid expenses and other	4,310	1,273
Current portion of notes receivable	61	61
Total Current Assets	38,717	18,732
PROPERTY AND EQUIPMENT, NET	8,217	2,033
OTHER ASSETS
Goodwill	36,817	1,095
Intangible assets, net	28,674	3,668
Notes receivable – long-term, net of current portion	63	39
Other assets	2,119	476
Total Other Assets	67,673	5,278

TOTAL ASSETS	$114,607	$26,043

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
CURRENT LIABILITIES
Mandatory redeemable preferred stock, 5,000 and 15,000 Class F preferred shares	$50	$150
Line of credit	40	-
Short term debt	764	-
Current portion of long-term debt	1,618	1,609
Current portion of capital lease obligations	420	311
Accounts payable	42,053	8,274
Accrued liabilities	22,549	4,435
Deferred service obligations and revenue	1,530	1,488
Total Current Liabilities	69,024	16,267
LONG-TERM LIABILITIES
Long-term debt, net of current portion	33,860	346
Capital lease obligations, net of current portion	415	317
Total Liabilities	103,299	16,930
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (14,171 shares issued and outstanding, $148,796 liquidation preference)	213	213
10% Class B (2,270 and 2,570 shares issued and outstanding, $23,835 and $26,985 liquidation preference)	23	26
10% Class C (113,780 and 114,080 shares issued and outstanding, $1,137,800 and $1,140,800 liquidation preference)	1,478	1,482
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (11,595 shares issued and outstanding, $115,950 liquidation preference)	48	48
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Common stock, no par value (9,650,690 and 9,642,374 shares issued and outstanding)	37,771	37,688
Stock subscriptions receivable	(70)	(84)
Options and warrants	46,158	46,038
Accumulated other comprehensive income – unrealized gain on securities available for sale	76	45
Accumulated deficit	(83,578)	(81,314)
Total Stockholders' Equity	3,619	5,642
Noncontrolling interest in subsidiaries	7,689	3,471
Total Equity	11,308	9,113
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,607	$26,043

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	THREE MONTHS ENDED MARCH 31,
	2009	2008
	(unaudited)	(unaudited))
OPERATING ACTIVITIES
Net loss	$(2,881)	$(846)
Adjustments to reconcile net loss attributable to Multiband Corporation and subsidiaries to net cash provided from operating activities:
Depreciation and amortization	3,285	738
Amortization of imputed interest discount	35	10
Gain on debt extinguishment	-	(30)
Impairment of goodwill, intangibles and property and equipment	-	58
Change in allowance for doubtful accounts on accounts receivable	(205)	(15)
Change in reserve for stock subscriptions and interest receivable	14	(20)
Expense related to repricing of warrants	29	-
Stock based compensation expense	91	212
Changes in operating assets and liabilities:
Accounts receivable	(6,348)	294
Inventories	(207)	697
Prepaid expenses and other	(1,076)	(85)
Other assets	(30)	(21)
Accounts payable and accrued liabilities	8,184	(1,711)
Deferred service obligations and revenue	(45)	407
Net cash flows from operating activities	846	(312)
INVESTING ACTIVITIES
Purchases of property and equipment	(873)	(42)
Checks issued in excess of bank balance with the purchase of 80% of outstanding stock of DirecTECH operating entities	(369)	-
Cash acquired via purchase of NC (formerly Michigan Microtech, Inc. (MMT))	-	4,044
Cash collected on other receivables – related party acquired with the purchase of NC (formerly Michigan Microtech, Inc. (MMT))	-	2,815
Purchase of US Install	-	(101)
Purchases of intangible assets	(26)	-
Collections on notes receivable	5	-
Net cash flows from investing activities	(1,263)	6,716
FINANCING ACTIVITIES
Payments on long-term debt	(43)	(10)
Payments on capital lease obligations	(107)	(63)
Net repayment on line of credit	(4)	-
Payment on mandatory redeemable preferred stock	(100)	(15)
Proceeds from issuance of long-term debt	-	100
Redemption of preferred stock	(6)	(19)
Preferred stock dividends	(29)	(38)
Net cash flows from financing activities	(289)	(45)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(706)	6,359
CASH AND CASH EQUIVALENTS - Beginning of Period	4,346	944
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,640	$7,303

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2009	2008

Cash paid for interest, net of amortization of OID and interest discount	$95	$67
Cash paid for federal and state income taxes	530	-

Non-cash investing and financing transactions:
Reduction of stock subscription receivable via cancellation of common stock	-	61
Purchase of 51% of ownership of MMT via issuance of notes payable and common stock, net of discount for imputed interest	-	5,783
Purchase of property and equipment via increase in capital lease obligations	107	13
Purchase of US Install via issuance of common stock	-	103
Acquisition of securities available for sale upon expiration of contingent rights	-	209
Intrinsic value of preferred dividends	1	1
Conversion of Class I preferred stock to common stock	-	3,745
Conversion of Class G preferred stock to common stock	-	100
Conversion of accrued dividends into common stock	83	86
Debt and accrued interest paid with issuance of common stock	-	20
Increase in short term debt via offset to accounts payable	159	-
Purchase of 80% of outstanding stock of DirecTECH operating entities via issuance of short and long term notes payable	39,900	-
Purchase of 80% of outstanding stock of DirecTECH operating entities via issuance of accrued contingent consideration	1,608	-
Reduction of notes payable via reduction of related party receivable in connection with the purchase of 80% of outstanding stock of DirecTECH operating entities	5,844	-
Reduction of notes payable with issuance notes payable in connection with acquisition	300	-
Purchase of 29% of outstanding stock of NC (formerly MMT) via issuance of short and long term notes payable	1,660	-
Purchase of 80% of outstanding stock of DirecTECH operating entities via payment to escrow in 2008	500	-

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

NOTE 1 - Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission.

NOTE 2 - Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975.  The Company provides voice, data and video services to multi-dwelling unit and single family home customers.  The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three months ended March 31, 2009 and 2008, the Company incurred net losses of $2,585 and $864, respectively.  At March 31, 2009, the Company had an accumulated deficit of $83,578.  The Company's ability to continue as a going concern is dependent on it maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations through 2009:

1.	Initiate and grow its Home Service Provider (HSP) business by eliminating competitive HSP providers from certain of its core markets.
2.	Reduction of operating expenses by reducing training costs through the lowering of technician turnover, managing professional fees and other general and administrative expenses.
3.	Evaluation and reduction of excess inventory including such factors as anticipated usage, inventory turnover, inventory levels and product demand levels.
4.	Obtain additional debt financing.
5.	Expansion of call center support via sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.
6.	Solicit additional equity investment in the Company by either issuing preferred or common stock.

Principles of Consolidation

The 2008 consolidated financial statements include the accounts of Multiband Corporation (MBCorp) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MDU), Multiband Subscriber Services, Inc. (MBSS), and Multiband USA, Inc. (MBUSA).  In addition, effective March 1, 2008, the Company acquired a 51% interest in Multiband nc, inc. (NC) ((formerly Michigan Microtech, Inc. (MMT)) and have also included NC’s results of operations and cash flow for the one month ended March 31, 2008 and the financial position as of March 31, 2008 in the consolidated financial statements for that period.

In addition, effective January 2, 2009, the Company purchased 80% of the issued and outstanding shares of common stock of all of the DirecTECH Holding Co. (DTHC) operating subsidiaries (DirecTECH) (an additional 29% of Multiband nc, inc. (NC) (formerly Michigan Microtech, Inc. (MMT)), 51% of which was previously purchased effective March 1, 2008 (see Note 3) and 80% of Multiband ne, inc. (NE), Multiband sw, inc. (SW), Multiband ec, inc. (EC), Multiband mdu, inc. (MBMDU), Multiband dc, inc. (DC) and Multiband Security, Inc. (Security) (see Note 3)).  The noncontrolling interest in subsidiaries on the unaudited condensed consolidated balance sheet (formerly Minority Interest) and statement of operations represents DTHC’s 20% ownership of Multiband ne, inc. (NE), Multiband sw, inc. (SW), Multiband ec, inc. (EC), Multiband nc, inc. (NC), Multiband mdu, inc. (MBMDU), Multiband dc, inc. (DC) and Multiband Security, Inc. (Security).  The 2009 consolidated financial statements include the accounts of all wholly owned subsidiaries and the newly acquired companies (DirecTECH). All significant intercompany transactions and balances have been eliminated in consolidation.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

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

The Company earns HSP segment revenue as follows:

•	installation and service of DirecTV video programming for residents of single family homes
•	installation of home security systems and internet services

The Company has home services provider (HSP) agreements with DirecTV which allow the Company to install and activate DirecTV video programming services for residents of single family homes.  As a DirecTV HSP, the Company earns revenue for installing and servicing DirecTV video customers pursuant to predetermined rates set by DirecTV which may vary from time to time.  Revenue is recognized upon completion of the delivery and installation of equipment.  DirecTV reimburses the Company for substantially all DirecTV equipment used for customer installation related to the HSP segment.

HSP segment installation and services revenues are recognized in the period the related services are provided in accordance with SAB 104.  MDU segment user charges are recognized as revenues in the period the related services are provided in accordance with SAB 104.  Any amounts billed prior to services being provided are reported as deferred service obligations and revenues.

The Company earns MDU segment revenue as follows:

1.	from voice, video and data communications products which are sold and installed
2.	direct billing to user charges to multiple dwelling units, through the activation of, enhancement of, and residual fees on video programming services provided to residents of multiple dwelling units

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

The Company reports the aforementioned MDU voice, data, and video revenues on a gross basis based on the following factors: the Company has the primary obligation in the arrangement with its customers; the Company controls the pricing of its services; the Company performs customer service for the agreements; the Company approves customers; and the Company assumes the risk of payment for services provided.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

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

MDU segment revenue generated by the support center to service third party subscribers by providing billing and call center support services is recognized in the period the related services are provided.

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

Goodwill and Other Intangible Assets

We periodically evaluate goodwill and other intangible and long-lived assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our business segments.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible and long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  Goodwill was $36,817 and $1,095 at March 31, 2009 and December 31, 2008, respectively, and is recorded as part of our MDU and HSP segments.  The increase in goodwill during 2009 is due to the purchase of DirecTECH (see Note 3).

Goodwill by business segment consists of the following:

	MBCorp	MDU	HSP	Total
Balance, December 31, 2008	$-	$50	$1,045	$1,095
Acquisitions	-	341	35,381	35,722

Balance, March 31, 2009	$-	$391	$36,426	$36,817

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

Components of intangible assets are as follows:
	March 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$3,061	$785	$801	$526
Contracts with DirecTV	36,902	10,504	11,502	8,060
Customer contracts	102	102	102	86

Total	40,065	11,391	12,405	8,672

Impairment of intangibles	-	-	-	65

Total including impairment	$40,065	$11,391	$12,405	$8,737

Amortization of intangible assets was $2,654 and $517 for the three months ended March 31, 2009 and 2008, respectively.  Estimated amortization expense of intangible assets for the remainder of the year ending December 31, 2009 and for the years ending December 31, 2010, 2011, 2012, 2013, 2014 and thereafter is $7,827, $9,147, $8,146, $2,830, $192, $144 and $265, respectively.  Right of entry contracts contain $123 of contracts that have not been placed in service, therefore no amortization expense has been recorded.  The weighted average remaining life of the intangibles is 3.10 years with right of entry contracts average life of 5.50 years and contracts with DirecTV of 2.91 years as of March 31, 2009.

Stock-Based Compensation

The Company applies SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the three months ended March 31, 2009 and 2008 recognize compensation cost for the portion of outstanding awards which have vested during the year.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2009 and 2008 total share-based compensation expense of $91 ($.01 per share) and $212 ($.02 per share), respectively, was included in selling, general and administrative expenses.  As of March 31, 2009, there was $226 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.31 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

In determining the compensation cost of the options granted during the three months ended March 31, 2009 and 2008, as specified by SFAS No. 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:
	Three months ended
	March 31, 2009	March 31, 2008
Risk-free interest rate	1.43%	2.99%
Expected life of options granted	5.0 Years	6.5 Years
Expected volatility range	95%	94%
Expected dividend yield	0%	0%

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

In January 2009, the Company issued 80 shares of stock options with a Black-Scholes valuation of $72 to four directors of the Company. These seven year stock options were immediately vested and were issued as long-term incentive compensation pursuant to the Company's 2000 Non-employee Directors Stock Compensation Plan.

In January 2009, the Company issued 214 shares of stock options with a Black-Scholes valuation of $193 to two officers of the Company. These seven year stock options vest over four years and were issued as long-term incentive compensation pursuant to the Company's 1999 Stock Compensation Plan.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued.  All options, warrants, convertible preferred shares, and restricted stock outstanding during the three months ended March 31, 2009 and 2008 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Management believes that the Company has  two operating segments, HSP (Home Service Provider), where the Company receives net cash payments for the installation and service of DirecTV (DTV) video programming for residents of single family homes; and  MDU, where the Company acts as a master service operator for DirecTV, receives net cash payments for managing video subscribers through its network of system operators who are billed by DirecTV and also directly bills voice, data and video subscribers as a principal.  The previously filed Form 10-K business segments disclosed the MCS segment which is now reported within the MDU segment.

Income Taxes

We account for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of March 31, 2009 and December 31, 2008.

Reclassifications

Certain accounts in the prior quarter’s consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current quarter’s consolidated financial statements.  These reclassifications had no effect on net loss or stockholders’ equity.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

 NOTE 3 – Business Acquisitions

Effective January 2, 2009, the Company purchased 80% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) (an additional 29% of NC (formerly MMT), 51% of which was previously purchased effective March 1, 2008 and 80% of NE, SW, EC, MBMDU, DC and Security.  DTHC, a fulfillment agent for a national satellite television company, DirecTV, specializes in the provisioning of satellite TV to single family homes.  The purpose of this acquisition was to increase the Company’s business of installing video services in single family homes (HSP segment).  The purchase price totaled $40,400 plus other consideration valued at $1,608 as of the acquisition date.  The $40,400 consists of three parts; 1) $500 in cash which was paid at the initial closing date of January 2, 2009 and in escrow as a deposit at December 31, 2008, 2) a non-interest bearing note of $500 payable without interest as follows: $250,000 on demand on or after April 1, 2009 and $250,000 after the Company’s retention of senior financing, as defined, no later than August 31, 2009 and 3) a promissory note in the amount of $39,400, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default), plus the remaining $800 note payable from the purchase of 51% of NC.  Subsequent to the closing, the Company and DTHC mutually agreed to offset the $40,200 promissory note by the sum of $5,844, for an offsetting receivable on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $34,356.  As part of the agreement, Multiband has until December 31, 2009 to purchase the remaining 20% of the issued and outstanding shares of common stock of all DirecTECH.  The consideration for the 20% purchase will be $10,000 of Multiband Series J Preferred Stock, whose issuance will require Multiband shareholder approval. The closing on the remaining 20% stock transaction is anticipated to occur on or before December 31, 2009.

The Company applied SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) to evaluate the purchase price allocation based on the fair value of the assets acquired and liabilities assumed.  The Company also applied Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”) which amends the accounting in FAS 141(R) for assets and liabilities arising from contingencies in a business combination.  FSP FAS 141(R)-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined.  If fair value cannot be reasonably determined, FSP FAS 141(R)-1 requires measurement based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP FAS 141(R)-1 is effective as of January 1, 2009 in connection with the adoption of FAS 141(R).

The Company applied SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) for the presentation and accounting of the noncontrolling 20% interest at March 31, 2009.  Because Multiband had previously gained control of NC with its purchase of 51% of NC in March 2008, SFAS 160 required Multiband to recognize the acquisition of additional 29% ownership interest in NC on January 2, 2009 as an equity transaction.  The purchase price of $1,660 increased the accumulated deficit and the transfer of $2,054 of noncontrolling interest to controlling interest decreased the accumulated deficit.  No increase to goodwill or intangibles was recorded as part of this acquisition.

As it relates to the purchase of the remainder of the DTHC operating subsidiaries, SFAS 141(R) required the Company to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with certain exceptions.  It also required the Company to recognize goodwill as of the acquisition date, measured using an income, market or cost approach, which in most types of business combinations will result in measuring goodwill as the excess of the fair value of consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired or assumed.  A qualitative and quantitative analysis of factors that make up recognized goodwill, such as DirecTECH’s assets, liabilities and other contingent considerations, such as leases and other off-balance sheet commitments, follows.  This analysis is preliminary while the Company is still in its one year measurement period.

A summary of the transaction is as follows:
Cash paid	$500
Short-term debt	500
Promissory note	39,400
Contingent consideration	1,608
Total consideration	42,008
Less consideration for 29% of NC (recorded separately as an equity transaction)	(1,660)
Consideration for 80% of outstanding stock of EC, NE, SW, MBMDU, DC, and Security	$40,348

Assets	$27,193
Intangible assets	27,839
Goodwill	35,722
Liabilities	(43,838)
Noncontrolling interest	(6,568)
$40,348

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

The fair value of the noncontrolling interest of $6,568 was obtained by management, using significant level 3 unobservable inputs, as defined in Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”) including discount rates of 15%, a terminal value of $28,200, as well as a noncontrolling discount of 30%.

The contingent consideration recorded on the acquisition is related to the acquisition agreement which requires a 20% cash payout on all earnings in 2009 until the remaining 20% of the Company is acquired.  The Company estimated this consideration based on significant level 3 inputs as defined in  SFAS 157 and the probability adjusted cash flow.

As part of the acquisition, the Company preliminarily assessed a $5,015 contingent legal accrual related to an existing litigation.  In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset 50% of certain claims against the note to DTHC once those claims are settled and paid. The Company has recorded a receivable of $2,290 as of March 31, 2009 which represents an estimate of the amount that can be recovered from DTHC based on the current legal estimate.  At present, the litigation is proceeding through a discovery stage.  While the parties have made some preliminary attempts to settle the matter there is no guarantee that the matter can be settled out of court.  As a result there is no current timeline under which the amount of the aforementioned accrual can be finalized.  The Company intends to adjust the purchase price allocation should more information become available as to the fair value of the legal contingency during the measurement period.

The Company acquired $25,400 of intangible assets relating to contracts with DirecTV as well as right of entry contracts of $2,439. The weighted average remaining life of the intangibles acquired is 2.57 years based on terms without renewals, with right of entry average contracts life of 5.44 years and contracts with DirecTV of 2.33 years. Assuming one year term renewals on the contracts with DirecTV, the weighted average remaining life of the intangibles acquired is 3.49 years and contracts with DirecTV of 3.33 years. The Company capitalizes material costs incurred to renew or extend terms of intangible assets. No costs have been incurred to renew or extend the terms of intangible assets during the three months ended March 31, 2009. Goodwill and intangible assets acquired are not expected to be deductible for tax purposes.

The Company’s report on Form 10-K for the year ended December 31, 2008 contained a preliminary estimated fair value of all the aforementioned assets and liabilities related to the purchase.  At the time of the preliminary estimate DirecTech had not completed its audit for the year ended December 31, 2008.  Nor at this time had the Company completed its procedures to value and allocate the final purchase price to intangible and tangible assets acquired in the acquisition.  The Company’s subsequent receipt of final balance sheet information to the aforementioned Form 10-K filing, necessitated a revision of the DirecTech purchase price valuation.  This revision is reflected in this footnote.  The revision consists of reallocations of goodwill and other intangible assets related to the purchase.  More specifically, goodwill assets were increased by $16,474 and intangible assets were decreased by $8,851 from the original estimate, due to the additional purchase of 29% of NC being treated as an equity transaction under SFAS 160 and therefore no additional assets (including goodwill) or liabilities were allocated for NC in the purchase price (see Note 4).

Since the transaction was effective January 2, 2009, there is not a change in the March 31, 2009 balance sheet or income statement for the three months ended March 31, 2009.  The unaudited pro forma information for the three months ended March 31, 2008 does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

	2008
	Consolidated as reported	2008 Pro Forma
Three months ended March 31, 2008
Revenues	$5,714	$58,907

Loss from operations	(757)	(6,395)

Net loss attributable to Multiband Corp and subsidiaries	(864)	(4,538)
Preferred stock dividends	3,881	3,881
Loss attributable to common shareholders	$(4,745)	$(8,418)

Loss attributable to common shareholders per common share – basic and diluted	$(0.56)	$(0.99)

Weighted average shares outstanding – basic and diluted	8,498	8,498

 NOTE 4 – Noncontrolling Interest

	March 31, 2009	December 31, 2008
Equity of noncontrolling interest (previously minority interest) in subsidiaries:

Noncontrolling interest in subsidiaries, beginning balance	$3,471	$-
Purchase of 51% of NC	-	2,819
Purchase of 80% of NE, SC, EC, MBMDU, DC & Security	6,568	-
Purchase of NC from noncontrolling interest	(2,054)	-
Net income(loss) attributable to the noncontrolling interest in subsidiaries	(296)	652
Noncontrolling interest (previously minority interest) in subsidiaries, ending balance	$7,689	$3,471

 NOTE 5 – Inventories

	March 31, 2009	December 31, 2008
Inventories consisted of the following:

DirecTV – serialized	$5,476	$813
DirecTV – nonserialized	7,725	670
Other	3,040	420
Total	$16,241	$1,903

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

The Company’s inventories are segregated into three major categories.  Serialized DirecTV inventories consist primarily of satellite receivers and similar devices.  Non-serialized DirecTV inventories consist primarily of satellite dishes, poles and similar devices which are supplied by DirecTV.  Other inventory consists primarily of cable, switches and various small parts used in the installation of DirecTV satellite dishes.  The large increase in inventory is due to the purchase of DirecTECH (see Note 3).

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

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company values and records all investment securities transactions on a trade date basis.  Securities listed on a national or regional securities exchange are valued at their last reported sales price on the last business day of the period.  Securities which are not traded on a major exchange or for which no sale was reported on that date are valued at the average of their last quoted "bid" price and "asked" price.  Short positions are valued at the last quoted "asked" price.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs.  The Company’s investments in available-for-sale securities was determined based on quoted market prices in active markets for identical assets and liabilities (Level 1).  As of February 4, 2008, certain aforementioned contingent rights were not exercised by the various holders; therefore Multiband owns 37,994 shares of URON.  As a result, Multiband recorded the fair value of URON shares based on quoted market prices as an unrealized gain. URON subsequently changed their name to Western Capital Resources, Inc.  At March 31, 2009 and December 31, 2008 the balance in securities available for sale was $76 and $46, respectively.

Securities available for sale consisted of the following:
	Cost	Unrealized Gain(Loss)	Fair Value at Period End
March 31, 2009	$-	$76	$76
December 31, 2008	$-	$46	$46

 NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following:
	March 31, 2009	December 31, 2008
Payroll and related taxes	$8,028	$1,354
Accrued legal settlements and contingencies	5,014	960
Accrued preferred stock dividends	583	622
Accrued income taxes	37	499
Other	8,887	1,000
Total Accrued Liabilities	$22,549	$4,435

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

 NOTE 8 - Business Segments

The Company has three reporting segments.  Multiband Corp segment (MBCorp) includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization.  The MDU segment (MDU, MBSS, MBMDU and MBUSA) represents results as the master service operator for DirecTV and provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.  The HSP segment (NE, SW, EC, NC, DC and Security) provides the installation and service of DirecTV (DTV) video programming, internet and home security systems for residents of single family homes.  Segment disclosures by entity are provided to the extent practicable under the Company's accounting system.

Segment disclosures are as follows:
	MBCorp	MDU	HSP	Total
Three months ended March 31, 2009:
Revenues	$-	$5,325	$56,833	$62,158
Loss from operations	(977)	(257)	(949)	(2,183)
Identifiable assets	4,122	14,362	96,123	114,607
Depreciation and amortization	83	1,033	2,169	3,285
Capital expenditures	81	792	-	873

	MBCorp	MDU	HSP	Total
Three months ended March 31, 2008:
Revenues	$-	$3,734	$1,980	$5,714
Income (loss) from operations	(828)	11	60	(757)
Identifiable assets	4,519	7,246	10,271	22,036
Depreciation and amortization	137	598	3	738
Capital expenditures	21	21	-	42

 NOTE 9 – Commitments and Contingencies

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated.  The Company has preliminarily recorded $5,015 of accrued liabilities as of March 31, 2009 for claims and potential settlements associated with litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  At present, the Company is vigorously defending those claims.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset 50% of certain claims, currently estimated at $4,580, against the note to DTHC once those claims are settled and paid.  The Company has recorded a receivable of $2,290 as of March 31, 2009 which represents an estimate of the amount that potentially be recovered from DTHC.  Defense costs are expensed as incurred.  Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

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

The Company also has separate home service provider agreements with DirecTV ending April 30, 2011.   The term of these agreements with DirecTV will automatically renew as of May 1, 2011 for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DirecTV amounted to 99.2% and 85.2% of total revenue for the three months ended March 31, 2009 and 2008, respectively.  Accounts receivable from this customer was 83.10% and 52.56% of total accounts receivable as of March 31, 2009 and December 31, 2008, respectively.  The Company purchases a substantial portion of its inventory from DirecTV.  DirecTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DirecTV, related to inventory being supplied, was $27,391 and $3,034 at March 31, 2009 and December 31, 2008, respectively.

Gain on extinguishment of debt

In January 2008, the Company negotiated payment of the remaining balance of the note payable to Vern Swedin by issuing 7,500 shares of common stock at $2.60 per share in settlement of this debt resulting in a gain on extinguishment of debt of $30.  This modification was accounted for as a gain on extinguishment of debt in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  This amount is included in other income on the consolidated statement of operations for the three months ended March 31, 2008.

Line of credit

The Company has a line of credit agreement with a bank that provides borrowings up to $50, due on demand. Amounts outstanding under this line of credit carry an interest rate defined as the prime rate plus 3.0% (6.25% as of March 31, 2009). As of March 31, 2009 and December 31, 2008, the amount outstanding was $40 and $0, respectively. This line of credit is guaranteed by a shareholder of the Company.

Current portion of long-term debt

At March 31, 2009 and December 31, 2008, the Company was in compliance with all debt covenants of its lender, Convergent Capital.  As of this writing, the Company is working on a refinancing of its note with Convergent Capital.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

Operating leases – vehicles

The Company leases substantially all of its fleet vehicles under operating leases from one lessor.  Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year.  After one year, the Company has the option to renew the open ended lease for one year renewal periods or surrender the leased vehicle to the lessor to be sold.  If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess. If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor.  The Company has entered this agreement jointly and severally with various of its subsidiaries.  For the three months ended March 31, 2009 and one month ended March 31, 2008, the Company recognized a loss on the sale of vehicles of approximately $3 and $9, respectively. For the three months ended March 31, 2009 and one month ended March 31, 2008, the Company’s operating lease expense under the lease totaled approximately $1,882 and $88, respectively.  In addition, the Company has a security deposit with the lessor in the amount of approximately $1,701 and $257 which is included in other assets in the accompanying balance sheet as of March 31, 2009 and December 31, 2008, respectively.

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease.  This guaranty has no effect on the Company’s consolidated financial statements for the three months ended March 31, 2009 and 2008. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $349 in rent payments plus any associated charges such as property taxes and common area maintenance.  The Company has evaluated the accounting guidance of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees” and has determined that it does not apply to this guaranty.

 NOTE 10 – Income Taxes

Due to the Company’s purchase of 80% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) (an additional 29% of Multiband nc, inc. (NC) (formerly Michigan Microtech, Inc. (MMT)), 51% of which was previously purchased effective March 1, 2008 and 80% of Multiband ne, inc. (NE), Multiband sw, inc. (SW), Multiband ec, inc. (EC), Multiband mdu, inc. (MBMDU), Multiband dc, inc. (DC) and Multiband Security, Inc. (Security) effective January 2, 2009 the Company will file a 2009 consolidated tax return which includes all of the newly acquired subsidiaries.  Therefore, the Company may be able to utilize the tax loss carryforwards of Multiband Corporation if there is not a limitation of the use of the tax loss carryforwards and there is taxable income.  For the three months ended March 31, 2009 and 2008, the Company has recorded income tax expense of $100 and $29, respectively, related to state taxes.

The Company applies FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations.  There was no impact on the consolidated financial statements for the three months ended March 31, 2009 and 2008 related to FIN 48.  The Company’s federal and state tax returns are potentially open to examinations for years 2005-2007.  The Company has no significant unrecognized tax benefits as of March 31, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(in thousands, except for share amounts)

 NOTE 11 – Related Party Transactions

On April 15, 2009, the Company entered into an unsecured short term promissory note in the amount of $1,500 with director Frank Bennett. The note carries an interest rate of 6% with a 1% origination fee totaling $15, and was due May 15, 2009.  On May 4, 2009 the note was extended until June 15, 2009. The terms of the loan were approved by the disinterested members of the Company’s audit committee.

Proceeds for the acquisition of US Install Inc. by the Company completed in February, 2008 were obtained via an unsecured promissory note in the amount of $100 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Bas Mattingly, chairman of DTHC, which is a 20% owner of DirecTECH. The note carries an interest rate of 7% per annum and is due August 20, 2009.

The Company has a line of credit agreement with a bank that provides borrowings up to $50 (see Note 9).  This line of credit is guaranteed by J. Bas Mattingly, chairman of DTHC.

NC leases warehouse space from two individuals that have ownership via related trusts in DTHC.  DTHC owns 20% of DirecTECH as a noncontrolling interest shareholder (see Note 3).  Lease payments amount to $9 per month plus expenses, expiring in December 2010.

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013. The Fargo base rate ranges from $14 per month. The Fargo property is owned in part by David Ekman, Chief Information Officer, of the Company.

Bernard Schafer is a director of both DTHC and Multiband. DTHC is the minority shareholder of DirecTECH (see Note 3).

Jim Mandel, CEO of Multiband, loaned DTHC $100 in a short-term subordinated note paying simple interest monthly at 10% and is due December 2012.

In 2008, Multiband and DTHC performed certain management and information systems functions for one another pursuant to management consulting and employee leasing agreements.  These agreements terminated concurrent with Multiband’s purchase of the former DTHC operating entities (Note 3).  During the three months ended March 31, 2008, the Company has reduced selling, general and administrative expenses $300 as a reimbursement of direct expenses in relation to these management consulting agreements.

Prior to the purchase of DirecTECH on January 2, 2009, Multiband provided support center services to a then DirecTECH MDU (DTMDU), subsidiary of DTHC, currently Multiband mdu, inc. (MBMDU).  The Company recorded MDU segment revenue of $57 from DTMDU for the three months ended March 31, 2008.  DTMDU was also one of the system operators in the MDU segment during 2008.  The Company has recorded MDU segment cost of products and services of $370 for the three months ended March 31, 2008 related to this system operator.  The Company had $771 in accounts receivable and $1,127 in accounts payable related to these agreements at December 31, 2008.

Multiband also had receivable balances with various DTHC entities at December 31, 2008 of $7,666.  Of this amount, $5,844 was subsequently offset in the first quarter of 2009 against the purchase price note used to acquire majority ownership of the operating subsidiaries of DTHC (Note 3).

The Company has a note receivable due from a non-affiliated entity that is 50% owned by a shareholder.  The stated value of this note receivable is $46 and $51 at March 31, 2009 and December 31, 2008, respectively.  The note is non interest bearing and is paid monthly beginning October 31, 2007 through maturity on December 31, 2009.  The Company has discounted this note to its present value using the Company’s effective borrowing rate.  The carrying value of this note receivable was $29 and $34 at March 31, 2009 and December 31, 2008, respectively.  Interest income on this note is immaterial and has not been recognized.

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

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (in thousands)

OUR COMPANY

Multiband Corporation (the Company), is a Minnesota corporation formed in September 1975. The Company has two operating segments: 1) Multi-Dwelling Unit (MDU), which encompasses the subsidiary corporations Multiband Subscriber Services, Inc., Minnesota Digital Universe, Inc.; and Multiband mdu, inc. (MBMDU), and 2) Home Service Provider (HSP), which encompasses the following subsidiaries of which Multiband owns an 80% interest in: Multiband ne, inc. (NE), Multiband sw, inc. (SW), Multiband ec, inc. (EC), Multiband dc, inc. (DC) and Multiband Security, Inc. (Security) (see Note 3).

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS).  MBS provided voice, data and video systems and services to business and government.  The MBS business segment was sold effective April 1, 2005.  The Company’s MCS segment began in February 2000.  MCS, the Company’s continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc., (MDU segment) which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.  At May 15, 2009, the Company had approximately 127,000 owned and managed subscriptions with an additional 50,000 subscriptions supported by the call center.

During 2008, the Company became involved in the business of installing video services in single family homes by acquiring 51% of the outstanding stock of NC (formerly Michigan Microtech, Inc. (MMT a former subsidiary of DTHC)), a fulfillment agent for a national satellite television company, DirecTV, which specializes in the provisioning of satellite TV to single family homes. This acquisition was followed up by the acquisition of an 80% interest in a group of companies which were the former operating subsidiaries of DTHC, (Multiband ne, inc. (NE), Multiband sw, inc. (SW), Multiband ec, inc. (EC), Multiband dc, inc. (DC) and Multiband Security, Inc. (Security)).  The Company also purchased an additional 29% ownership interest of Multiband NC, of which it previously owned 51%, effective on January 2, 2009

The Company’s rationale for acquiring the aforementioned operating subsidiaries is as listed below.

1.	The Operating entities are accretive to our business model as they have the:
a.	Same line of business (DirecTV)
b.	Ability to leverage systems and management
c.	Ability to leverage core competencies in support center, software, and engineering
d.	Ability to expand geographic presence with ample technician capacity
e.	Size, scale, and scope of combined business enterprise more in line with growth necessary to support public entity
f.	Accretive positive cash flow and capacity for net income.
2.
Also, new business opportunities may be integrated into an existing installation process which touches over 5,000 homes per day.  Multiband Enterprise Manager software application is capable of modification to support “bundled billing” attribute resulting from new sales opportunity.

3.	Furthermore, the transaction produced a strong barrier to entry to other potential competitors which creates potential for longevity and exclusivity.
4.	Other reasons for the acquisition included:
a.	Strong financial performance by DirecTV which provides security and continued growth potential for Multiband
b.	Strong DIRECTV balance sheet and liquidity which provides comfort for continued, successful operations.
c.	Multiband’s public company reporting status provides an excellent platform to support and motivate new human resource asset.
d.
 Multiband’s management is, we believe, capable of “rightsizing” operating expense structure of DTHC operating entities to provide increased cash flow and earning potential over a short period of time; and

e.	Opportunity for significant shareholder appreciation when comparing industry valuation metrics to pre-existing Multiband market values.

This purchase was a significant event for the Company. The purchase materially increased the size and scope of the Company’s operations.  The Company has now expanded its operations into 16 states with 32 field offices. The Company now employs over 3,500 people. Multiband is now the second largest independent DirecTV field services provider in the United States.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
REVENUES	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	76.1%	66.9%

SELLING, GENERAL & ADMINISTRATIVE	22.1%	32.5%
DEPRECIATION & AMORTIZATION	5.3%	12.9%
IMPAIRMENT OF ASSETS	-	1.0%

LOSS FROM OPERATIONS	-3.5%	-13.3%
INTEREST EXPENSE & OTHER, NET	-1.0%	-1.0%
LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	-4.5%	-14.3%
PROVISION FOR INCOME TAXES	.2%	.5%
NET LOSS	-4.7%	-14.8%
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-.5%	.3%
NET LOSS ATTRIBUTABLE TO THE MULTIBAND CORPORATION AND SUBSIDIARIES	-4.2%	-15.1%

RESULTS OF OPERATIONS

Revenues

Total revenues increased 987.8% to $62,158 for the quarter ended March 31, 2009 as compared to $5,714 for the quarter ended March 31, 2008.  This overall increase in revenues is due to the purchase of the former DirecTECH operating entities in January 2009, which had revenues for the three month period ended March 31, 2009 of $57,854.

Revenues in the first quarter of 2009 for the MDU segment increased 42.6% to $5,325 as compared to $3,734 in the first quarter of 2009.  These increases are primarily due to a larger subscriber base, and increased activity from the call center.  The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.  Due to demand for high definition television services and a larger subscriber base, MDU revenues are expected to remain above 2008 levels for the balance of 2009.

Revenues for the three months ended March 31, 2009 for the HSP segment, was $56,833 in comparison to $1,980 for the same period in 2008.  This increase is due to the purchase of the former DirecTECH operating subsidiaries. (see Note 3).  The Company expects that revenues in the HSP segment will be consistent with the three months ended March 31, 2009 throughout the balance of 2009.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, increased by 1138.6% to $47,316 for the quarter ended March 31, 2009, as compared to $3,820 for the similar quarter last year.  Overall cost of products and services as a percentage of revenue did increase due, in part, to the purchase of DirecTECH with costs for the three months ended March 31, 2009 of $44,605.  One factor that materially increased Company costs in the first quarter related to a substantial increase in the number of technicians employed by the Company.  Since these new technicians go through a six to eight week training period prior to working on revenue producing jobs, this training period creates additional expense without any offsetting revenue.  Other factors affecting costs included specific vendor price increases without a corresponding increase in price to customers, certain commission payments, and allocation of certain support center costs to cost of products and services.  These increases were offset by a decrease in costs related to a decrease in programming and circuit charges due to a decreased subscriber number.

Cost of products and services for the MDU segment for the quarter were $3,585 compared to $2,383 in the same quarter last year, a 50.4% increase.  The increase in cost of products and services in the MDU segment is primarily related to the purchase of MBMDU, one of the former DirecTECH operating subsidiaries, along with an increase in costs related to the increase in revenue generated by the system operators and with a change in revenue mix and certain commission payments.  In 2009, the Company expects MDU cost of products and services to increase slightly throughout the balance of the year due to certain commission payments.

Cost of products and services for the HSP segment for the three months ended March 31, 2009 were $43,731 for the HSP segment (acquired March 1, 2008), compared to the $1,438 in the prior year.  This increase is due to the purchase of the former DirecTECH operating subsidiaries (see Note 3).  In 2009, the Company expects HSP cost of products and services to remain consistent throughout the remainder of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 640.7% to $13,740 in the quarter ended March 31, 2009, compared to $1,855 in the prior year’s quarter due primarily to the acquisition of DirecTECH in 2009.  Selling, general and administrative expenses were, as a percentage of revenues, 22.1% for the quarter ended March 31, 2009 and 32.5% for the similar period a year ago.  This percentage decrease is primarily due to a significant increase in revenues with only modest increases in payroll and administrative expenses offset by $300 of reimbursed payroll expenses for management consulting to DTHC recorded to the Multiband Corp segment in the first quarter of 2008 per its management consulting agreement.  This agreement ended in 2009 as a result of the acquisition of the majority ownership of former operating subsidiaries of DTHC (see Note 3).  The Company anticipates that for the remainder of 2009, selling, general and administrative expenses will remain consistent with first quarter levels.

Depreciation and Amortization

Depreciation and amortization expense increased 345.1% to $3,285 for the quarter ended March 31, 2009 compared to $738 in the prior year’s quarter, largely due to amortization of intangibles related to the DirecTECH purchase (see Note 3).  Depreciation and amortization expense is expected to remain comparable to first quarter through the remainder 2009.

Loss from Operations

The Company, in the first quarter of 2009, incurred a loss from operations of $2,183 versus $757 during the prior year’s comparable period.  The MDU segment showed a loss from operations of $257 for the three months ended March 31, 2009 compared to profits of $11 for the three months ended March 31, 2008.  The MBCorp segment, which has no revenues, showed a loss from operations of $977 for the three months ended March 31, 2009 compared to losses of $828 for the same period last year.  For the first quarter of 2009, the HSP segment showed a loss from operations of $949, compared to profits of $60 in the same period last year, which included NC (MMT) only.  The MBCorp segment loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels.  The Company plans to mitigate its loss in the MDU segment in future periods as increased payments to dealers have negatively impacted profits for this segment. The Company believes these payments will stabilize in future periods as a percentage of revenues. At the same time, the Company believes it can enhance profitability in its MDU division by growing its subscriber base at existing properties since the on-going selling, general and administrative expenses to service those subscribers is more variable than fixed.  The HSP segment is expected to improve is profitability throughout the balance of 2009 as competitive providers are driven out of some of its existing core markets.  The key to removing competitive providers involves the Company’s commitment to DirecTV (which it fulfilled in the first quarter) to significantly expand its technical workforce.  The expanded workforce creates expense upfront without offsetting revenue due to a training period.  However, once the technicians are trained they move into a revenue generating role.

Interest Expense

Interest expense was $855 for the quarter ended March 31, 2009, versus $100 for the similar period a year ago, primarily reflecting an increase due to interest expense incurred on the debt issued for the purchase of DirecTECH (see Note 3).

Noncontrolling Interest

Effective January 1, 2009, the Company implemented FAS 160, noncontrolling interests in subsidiaries (see Note 4).  This resulted in the transferring of minority interest of $3,471 at December 31, 2008 related to the 51% ownership of NC from the mezzanine section of the balance sheet to the noncontrolling interest in the equity section of the balance sheet.  As of January 2, 2009, Multiband purchased an additional 29% of the outstanding stock of NC, $2,054 of noncontrolling interest was transferred to Multiband’s controlling interest related to this acquisition, leaving $1,417 as the remaining value of the noncontrolling interest.  In addition, Multiband purchased 80% of the outstanding stock of EC, NE, SC, DC, Security and MBMDU (Note 3).  The Company recorded $6,568 of noncontrolling interest related to this acquisition.

Income taxes

Due to the Company’s purchase of 51% of NC’s stock, effective March 1, 2008, NC did not file a consolidated tax returns in 2008 with its former parent DTHC but will file as a single entity as it no longer meets the 80% ownership required for tax consolidation.  Effective with the additional stock purchased in 2009, NC expects to be able to utilize the tax loss carryforwards of Multiband Corporation.  For the three months ended March 31, 2009 and 2008, the Company has recorded a provision for income tax of $100 and $29, respectively.

Net Loss

In the first quarter of fiscal 2009 and 2008, the Company incurred net losses of $2,881 and $846, respectively.

Liquidity and Capital Resources

During the three months ended March 31, 2009 and 2008, the Company incurred net losses of $2,881 and $846, respectively. Net cash from operations during the three months ended March 31, 2009 was $846 as compared to the net cash used by operations during the three months ended March 31, 2008 of $312.  Principal payments on current long-term debt over the next 12 months are expected to total $1,618.  As of March 31, 2009, the Company met the compliance covenants of its lender, Convergent Capital.  The Company has classified the debt as current as of March 31, 2009 since the note was due May 1, 2009. As of this writing, the Company is working on a refinancing of its note with Convergent Capital.

Cash and cash equivalents totaled $3,640 at March 31, 2009 versus $4,346 at December 31, 2008.  Working capital deficit at March 31, 2009 was $30,307 as compared to positive working capital of $2,465 at December 31, 2008, primarily due to the acquisition of the former DTHC operating entities.  Total debt and capital lease obligations increased by $34,534 in the three months ended March 31, 2009 due mainly to the addition of notes payable in order to purchase DirecTECH.  The Company had a material increase in accounts receivable, accounts payable and accrued liabilities for the period ended March 31, 2009 versus the period ended December 31, 2008 due to the acquisition of 80% of outstanding stock of the former DTHC operating entities.  Net cash used by investing activities totaled $1,263 for the period ended March 31, 2009, compared to net cash of $6,716 provided by investing activities for the period ended March 31, 2008, related to cash acquired in the acquisition of NC (formerly MMT).

The Company experienced a material increase in revenues between the quarter ended March 31, 2008 and the quarter ended March 31, 2009 as a result of the additional revenue obtained from the purchase of the former DTHC operating entities.  For the balance of 2009, the Company intends to focus on facilitating growth of its HSP business segment and its managed subscriber services including its support center and its master system operator program.  The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $873 for capital expenditures during the three months ended March 31, 2009, as compared to $42 in the similar period last year.  Capital expenditures consisted of project build-outs and equipment acquired for internal use.  This increase was related to an expansion of company funded video and internet service build outs to MDU properties made during 2009.  Throughout the remainder of 2009, the Company estimates that it will have $1,000 of additional capital expenditures.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Initiate and grow its Home Service Provider (HSP) business by eliminating competitive HSP providers from certain of its core markets
2.	Reduction of operating expenses by reducing training costs through the lowering of technician turnover, managing professional fees and other general and administrative expenses.
3.	Evaluation and reduction of excess inventory including such factors as anticipated usage, inventory turnover, inventory levels and product demand levels.
4.	Obtain additional debt financing.
5.	Expansion of call center support via sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.
6.	Solicit additional equity investment in the Company by either issuing preferred or common stock.

The Company, as of March 31, 2009, needs to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations. Since the Company acquired significant assets in its purchase of 80% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets. Management believes that through a combination of leveraging assets, its cash on hand, positive operating income, combined with capital resources and the potential ability to monetize intangible subscriber assets, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, equipment and leasehold improvements.  At March 31, 2009, the Company had net property and equipment of $8,217, which represents approximately 7.2% of the Company’s total assets.  In assessing for potential impairment for these assets, the Company considers future performance.  If these forecasts are not met, the Company may have to record an impairment charge, which may be material.  During the three months ended March 31, 2009 and 2008, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

At year end, we test goodwill for impairment.  If indicators of impairment are determined to exist, we test goodwill for impairment quarterly.  Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our operating segments.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our operating segments which amounts to $36,817 as of March 31, 2009, may be impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  During the three months ended March 31, 2009 and 2008, the Company did not record any impairment losses related to goodwill.

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, contracts with DirecTV and customer contracts.  These intangibles are being amortized over their estimated useful lives ranging from 3.5 to 116.5 months.  If significant changes would occur to the estimated future cash flows associated with these intangibles, the Company would determine if there is impairment and reduce the value of intangibles based on the discounted present value of such cash flows.  At March 31, 2009, the Company had net intangibles of $28,674 which represented approximately 25.0% of the Company’s total assets.  During the three months ended March 31, 2009 and 2008, the Company recorded an impairment charge to intangible assets of $0 and $58, respectively (see Note 2).

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

Share-Based Payments

The Company accounts for its stock options in compliance with the Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables.  These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.  During the third quarter of 2008, the Company evaluated the variables used in calculating its option values and through their application has reduced the ongoing expense recorded related to stock options.

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

The Company earns HSP segment revenue as follows:

•	installation and service of DirecTV video programming for residents of single family homes
•	installation of home security systems and internet services

The Company has home services provider (HSP) agreements with DirecTV which allow the Company to install and activate DirecTV video programming services for residents of single family homes.  As a DirecTV HSP, the Company earns revenue for installing and servicing DirecTV video customers pursuant to predetermined rates set by DirecTV which may vary from time to time.  Revenue is recognized upon completion of the delivery and installation of equipment.  DirecTV reimburses the Company for substantially all DirecTV equipment used for customer installation related to the HSP segment.

HSP segment installation and services revenues are recognized in the period the related services are provided in accordance with SAB 104.  MDU segment user charges are recognized as revenues in the period the related services are provided in accordance with SAB 104.  Any amounts billed prior to services being provided are reported as deferred service obligations and revenues.

The Company earns MDU segment revenue as follows:

•	from voice, video and data communications products which are sold and installed
•	direct billing to user charges to multiple dwelling units, through the activation of, enhancement of, and residual fees on video programming services provided to residents of multiple dwelling units

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

The Company reports the aforementioned MDU voice, data, and video revenues on a gross basis based on the following factors: the Company has the primary obligation in the arrangement with its customers; the Company controls the pricing of its services; the Company performs customer service for the agreements; the Company approves customers; and the Company assumes the risk of payment for services provided.

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

MDU segment revenue generated by the support center to service third party subscribers by providing billing and call center support services is recognized in the period the related services are provided.

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

ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

The Company is not subject to any material interest rate risk as any current lending agreements are at a fixed rate of interest except for the Convergent Capital note of $1,400, which varies from 11% to 14%, dependent on the Company’s common stock price.  Each 1% change in interest impacts the statement of operations by approximately $14 annually.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934.  As of March 31, 2009, the Company has not tested the effectiveness of any controls or procedures with regards to its HSP business segment due to the recent acquisition of same.  The Company does intend to perform such testing prior to December 31, 2009.

Based upon that evaluation and the aforementioned acquisition, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports.  While the Company believes its financial information as presented herein is materially accurate, the Company is not prepared to conclude all of its key disclosure controls and procedures are effective until it has completed its testing as stated herein.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated.  The Company has preliminarily recorded $5,015 of accrued liabilities as of March 31, 2009 for claims and potential settlements associated with litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  At present, the Company is vigorously defending those claims.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset 50% of certain claims, currently estimated at $4,580, against the note to DTHC once those claims are settled and paid.  The Company has recorded a receivable of $2,290 as of March 31, 2009 which represents an estimate of the amount that potentially be recovered from DTHC.  Defense costs are expensed as incurred.  Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

Our operations and our securities are subject to a number of risks, including but not limited to those described below. If any of the following risks actually occur, the business, financial condition or operating results of Multiband and the trading price or value of our common stock could be materially adversely affected.

General

Multiband over the past decade has continued to reinvent and reposition itself as technologies for communications and entertainment services continue to grow and evolve. Multiband needs to continue to stay on the edge of changes in technology if it is to remain competitive in its chosen marketplaces.

Net Income (Losses)

The Company had a net loss of $2,881 for the quarter ended March 31, 2009, net income of $945 for the year ended December 31, 2008 and net loss of $6,088 for the year ended December 31, 2007.  The Company may never be consistently profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve profitability from operating activities, we may not be able to meet:
o           our capital expenditure objectives;
o           our debt service obligations; or
o           our working capital needs.

Working Capital

The Company had a working capital deficit of $30,307 at March 31, 2009 as compared to positive working capital in the amount of $2,465 at December 31, 2008 due to the acquisition of DirecTECH.

Goodwill and Intangible Assets

The Company applies the Financial Accounting Standards Board Statement (FASB) of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition.  As of March 31, 2009, the Company had goodwill of $36,817 and intangibles of $28,674 primarily related to the purchase of DirecTECH.  At March 31, 2009 the Company did not note any indications of impairment related to goodwill or its intangible assets.

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

Dependence on Strategic Alliances

Several suppliers or potential suppliers of Multiband, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years. While the financial distress of its suppliers or potential suppliers could have a material adverse effect on Multiband's business, Multiband believes that enough alternate suppliers exist to allow the Company to execute its business plans. The Company is also highly dependent on its Master System Operator agreement with DirecTV.  The initial term of the agreement expired in August 2008, and provided for two additional two-year renewals if the Company had a minimum number of paying video subscribers in its system operator network. The Company did meet the requirements and has entered into the first two year automatic renewal period.  The Company also has separate home service provider agreements with DirecTV ending April 30, 2011.   The term of the agreements with DirecTV will automatically renew as of May 1, 2011 for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.   Although an alternate provider of satellite television services, Echostar, exists, the termination of any or all of its HSP dealer agreements with DirecTV would have a material adverse effect on Multiband's business.

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

Uncertain Effects of the  Acquisition

During the first quarter of 2009, the Company completed its  Stock Purchase Agreement (SPA) with DTHC (see Note 3).   The DTHC operating entity business as merged into the Multiband business may not achieve the operating results and growth anticipated by management in structuring the transaction.

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

MULTIBAND CORPORATION Registrant
Date: May 20, 2009	By:

/s/ James L. Mandel
Chief Executive Officer
Date: May 20, 2009	By:

/s/ Steven M. Bell
Chief Financial Officer
(Principal Financial and Accounting Officer)