Form 10-Q
period 2009-06-30
MULTIBAND CORP
filed 2009-08-13
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING JUNE 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________
COMMISSION FILE NUMBER 0 – 1325
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

Yes ☐      No ☒

On, August 5, 2009 there were 9,659,797 shares outstanding of the registrant's common stock, no par value, and 291,018 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2009 (unaudited)	June 30, 2008 (unaudited)	June 30, 2009 (unaudited)	June 30, 2008 (unaudited)

REVENUES	$67,396	$10,806	$129,554	$16,520

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	56,894	6,394	104,210	10,214
Selling, general and administrative	15,509	2,561	29,249	4,416
Depreciation and amortization	2,703	879	5,988	1,617
Impairment of assets	-	7	-	65

Total costs and expenses	75,106	9,841	139,447	16,312

INCOME (LOSS) FROM OPERATIONS	(7,710)	965	(9,893)	208

OTHER EXPENSE
Interest expense	(890)	(113)	(1,745)	(214)
Interest income	3	-	10	-
Other income	98	32	348	73

Total other expense	(789)	(81)	(1,387)	(141)

NET INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	(8,499)	884	(11,280)	67

PROVISION FOR INCOME TAXES	102	434	202	463

NET INCOME (LOSS)	(8,601)	450	(11,482)	(396)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,482)	394	(1,778)	412

NET INCOME (LOSS) ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	(7,119)	56	(9,704)	(808)
Preferred stock dividends	71	103	144	3,985
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,190)	$(47)	$(9,848)	$(4,793)

LOSS PER COMMON SHARE – BASIC AND DILUTED:
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.75)	$(0.00)	$(1.02)	$(0.53)

Weighted average common shares outstanding – basic and diluted	9,651	9,499	9,650	8,999

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2009 (unaudited)	June 30, 2008 (unaudited)	June 30, 2009 (unaudited)	June 30, 2008 (unaudited)

NET INCOME (LOSS)	$(7,119)	$56	$(9,704)	$(808)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(38)	(57)	(8)	152

COMPREHENSIVE LOSS	$(7,157)	$(1)	$(9,712)	$(656)

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
CURRENT ASSETS
Cash and cash equivalents	$5,584	$4,346
Securities available for sale	38	46
Accounts receivable, net	16,990	3,437
Other receivable – related party	518	7,666
Inventories	14,873	1,903
Prepaid expenses and other	2,585	1,273
Current portion of notes receivable	61	61
Total Current Assets	40,649	18,732
PROPERTY AND EQUIPMENT, NET	8,569	2,033
OTHER ASSETS
Goodwill	34,744	1,095
Intangible assets, net	26,694	3,668
Other receivable – related party – long term	2,230	-
Notes receivable – long-term, net of current portion	34	39
Other assets	2,245	476
Total Other Assets	65,947	5,278

TOTAL ASSETS	$115,165	$26,043

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
CURRENT LIABILITIES
Mandatory redeemable preferred stock, 0 and 15,000 Class F preferred shares	$-	$150
Line of credit	49	-
Short term debt	731	-
Current portion of long-term debt	236	1,609
Current portion of capital lease obligations	580	311
Accounts payable	43,994	8,274
Accrued liabilities	22,692	4,435
Deferred service obligations and revenue	3,557	1,488
Total Current Liabilities	71,839	16,267
LONG-TERM LIABILITIES
Long-term debt – related party	1,500	-
Long-term debt, net of current portion and original issue discount	38,465	346
Capital lease obligations, net of current portion	610	317
Total Liabilities	112,414	16,930
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (14,171 shares issued and outstanding, $148,796 liquidation preference)	213	213
10% Class B (1,970 and 2,570 shares issued and outstanding, $20,685 and $26,985 liquidation preference)	20	26
10% Class C (113,480 and 114,080 shares issued and outstanding, $1,134,800 and $1,140,800 liquidation preference)	1,474	1,482
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (11,595 shares issued and outstanding, $115,950 liquidation preference)	48	48
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Common stock, no par value (9,652,297 and 9,642,374 shares issued and outstanding)	37,781	37,687
Stock subscriptions receivable	(55)	(84)
Options and warrants	46,555	46,038
Accumulated other comprehensive income – unrealized gain on securities available for sale	38	46
Accumulated deficit	(90,768)	(81,314)
Total Stockholders' Equity	(3,194)	5,642
Noncontrolling interest in subsidiaries	5,945	3,471
Total Equity	2,751	9,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$115,165	$26,043

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	SIX MONTHS ENDED JUNE 30,
	2009	2008
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(11,482)	$(396)
Adjustments to reconcile net loss attributable to Multiband Corporation and subsidiaries to net cash provided from operating activities:
Depreciation and amortization	5,988	1,617
Amortization of imputed interest discount	35	24
Amortization of original issue discount related to warrants issued with long term debt	9	-
Amortization of deferred financing costs	5	-
Loss on sale of property and equipment and intangible assets	-	59
Gain on debt extinguishment	-	(30)
Impairment of goodwill, intangibles and property and equipment	-	65
Change in allowance for doubtful accounts on accounts receivable	(127)	(15)
Change in reserve for stock subscriptions and interest receivable	29	(6)
Expense related to repricing of warrants	30	-
Stock based compensation expense	114	362
Compensation expense of restricted stock award	-	24
Changes in operating assets and liabilities:
Accounts receivable	(8,727)	(66)
Inventories	1,160	917
Prepaid expenses and other	344	(592)
Other assets	(31)	(4)
Accounts payable and accrued liabilities	9,333	(1,766)
Deferred service obligations and revenue	1,981	736
Net cash flows from (used by) operating activities	(1,339)	929
INVESTING ACTIVITIES
Purchases of property and equipment	(1,426)	(66)
Checks issued in excess of bank balance with the purchase of 80% of outstanding stock of DirecTECH operating entities	(369)	-
Cash acquired via purchase of NC (formerly Michigan Microtech, Inc. (MMT))	-	4,044
Cash collected on other receivables – related party acquired with the purchase of NC (formerly Michigan Microtech, Inc. (MMT))	-	2,815
Purchase of US Install	-	(101)
Purchases of intangible assets	(102)	-
Proceeds from sale of property and equipment and intangible assets	-	6
Collections on notes receivable	35	1
Net cash flows from (used in) investing activities	(1,862)	6,699
FINANCING ACTIVITIES
Payments on short-term debt	(25)	-
Payments on long-term debt	(2,580)	(34)
Payments on capital lease obligations	(210)	(112)
Payments on note payable – related party	(1,400)	-
Payments for debt issuance costs	(144)	-
Net advances on line of credit	4	-
Payment on mandatory redeemable preferred stock	(150)	(38)
Payments for stock issuance costs	-	(25)
Payments received on stock subscriptions receivable	-	1
Proceeds from note payable – related party	2,900	-
Proceeds from issuance of long-term debt	6,100	100
Redemption of preferred stock	(12)	(51)
Preferred stock dividends	(44)	(62)
Net cash flows from (used in) financing activities	4,439	(221)
INCREASE IN CASH AND CASH EQUIVALENTS	1,238	7,407
CASH AND CASH EQUIVALENTS - Beginning of Period	4,346	944
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,584	$8,351

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2009	2008
	(unaudited)	(unaudited)
Cash paid for interest, net of amortization of original issue discount and interest discount	$989	$136
Cash paid for federal and state income taxes	598	120

Non-cash investing and financing transactions:
Conversion of Class I preferred stock to common stock	-	3,745
Conversion of Class G preferred stock to common stock	-	150
Conversion of accrued interest into common stock	2	2
Conversion of accrued dividends into common stock	91	175
Intrinsic value of preferred dividends	2	70
Purchase of property and equipment via increase of capital lease obligations	565	34
Warrants issued for long-term notes payable	372	-
Reduction in notes payable via reduction in other receivables	76	-
Purchase of US Installs via increase in accrued expenses	-	103
Acquisition of securities available for sale upon expiration of contingent rights	-	209
Reduction of stock subscription receivable via cancellation of common stock	-	61
Debt and accrued interest paid with issuance of common stock	-	20
Purchase of 51% of MMT via issuance of notes payable and common stock, net of discount for imputed interest	-	5,783
Increase in short-term debt via offset to accounts payable	159	-
Purchase of 80% of outstanding stock of DirecTECH operating entities via issuance of short and long-term notes payable	38,240	-
Reduction of notes payable via reduction of related party receivable in connection with the purchase of 80% of outstanding stock of DirecTECH operating entities	5,844	-
Reduction of notes payable with issuance notes payable in connection with acquisition	300	-
Purchase of 29% of outstanding stock of NC (formerly MMT) via issuance of short and long-term notes payable	1,660	-
Purchase of 80% of outstanding stock of DirecTECH operating entities via payment to escrow in 2008	500	-

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months ended June 30, 2009 and 2008, the Company incurred net losses attributable to Multiband Corporation and subsidiaries of $9,704 and $808, respectively.  At June 30, 2009, the Company had an accumulated deficit of $90,768.  The Company's ability to continue as a going concern is dependent on it maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations through 2009:

1.	Initiate and grow its Home Service Provider (HSP) business by eliminating competitive HSP providers from certain of its core markets.
2.	Improve gross margin percentages by cycling technicians from training and placing them in a revenue generating role and by mitigating work order breakage expense.
3.	Reduce operating expenses by reducing training costs through the lowering of technician turnover, managing professional fees and other general and administrative expenses.
4.	Evaluate and reduce of excess inventory including such factors as anticipated usage, inventory turnover, inventory levels and product demand levels.
5.	Obtain additional debt financing.
6.	Expansion of call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.
7.	Solicit additional equity investment in the Company by either issuing preferred or common stock.

Principles of Consolidation

The 2008 consolidated financial statements include the accounts of Multiband Corporation (MBCorp) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MDU), Multiband Subscriber Services, Inc. (MBSS), and Multiband USA, Inc. (MBUSA).  In addition, effective March 1, 2008, the Company acquired a 51% interest in Multiband NC, Inc. (NC) (formerly Michigan Microtech, Inc. (MMT)) and have also included NC’s results of operations and cash flow for the four months ended June 30, 2008 in the consolidated financial statements for that period.

In addition, effective January 2, 2009, the Company purchased 80% of the issued and outstanding shares of common stock of all of the DirecTECH Holding Co. (DTHC) operating subsidiaries (DirecTECH) (an additional 29% of Multiband NC, Inc. (NC) (formerly Michigan Microtech, Inc. (MMT)), 51% of which was previously purchased effective March 1, 2008 (see Note 3) and 80% of Multiband NE, Inc. (NE), Multiband SW, Inc. (SW), Multiband EC, Inc. (EC), Multiband MDU, Inc. (MBMDU), Multiband DC, Inc. (DC) and Multiband Security, Inc. (Security) (see Note 3)).  The noncontrolling interest in subsidiaries on the unaudited condensed consolidated balance sheet (formerly Minority Interest) and unaudited condensed consolidated statement of operations represents DTHC’s 20% ownership of Multiband NE, Inc. (NE), Multiband SW, Inc. (SW), Multiband EC, Inc. (EC), Multiband NC, Inc. (NC), Multiband MDU, Inc. (MBMDU), Multiband DC, Inc. (DC) and Multiband Security, Inc. (Security).  The 2009 consolidated financial statements include the accounts of all wholly-owned subsidiaries and the newly acquired companies (DirecTECH).  All significant intercompany transactions and balances have been eliminated in consolidation.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

Revenue Recognition

The Company recognizes revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  The Company recognizes revenue as services are performed and completed.

The Company earns HSP segment revenue as follows:

•	installation and service of DirecTV video programming for residents of single family homes
•	installation of home security systems and internet services

The Company has a home services provider (HSP) agreement with DirecTV which allows the Company to install and activate DirecTV video programming services for residents of single family homes.  As a DirecTV HSP, the Company earns revenue for installing and servicing DirecTV video customers pursuant to predetermined rates set by DirecTV which may vary from time to time.  Revenue is recognized upon completion of the delivery and installation of equipment.  DirecTV reimburses the Company for substantially all DirecTV equipment used for customer installation related to the HSP segment.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

The Company has determined that the accounting policies for revenue recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.  EITF No. 99-19 employs multi-factor tests to determine whether amounts charged to customers in respect of certain expenses incurred should be included in revenues or netted against such expenses.

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

The Company applies Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”).  EITF 06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed.  The Company’s policy is to present taxes imposed on revenue-producing transactions on a net basis.

Deferred Revenue

The Company invoices for certain installation upgrade projects upon order of project equipment.  Revenue is deferred on these projects until the equipment is installed.

Goodwill and Other Intangible Assets

We periodically evaluate goodwill and other intangible and long-lived assets for potential impairment indicators.  Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our business segments.  Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible and long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  Goodwill was $34,744 and $1,095 at June 30, 2009 and December 31, 2008, respectively, and is recorded as part of our MDU and HSP segments.  The increase in goodwill during 2009 is due to the purchase of DirecTECH (see Note 3).

Goodwill by business segment consists of the following:

	MBCorp.	MDU	HSP	Total
Balance, December 31, 2008	$-	$50	$1,045	$1,095
Acquisitions	-	312	33,337	33,649
Balance, June 30, 2009	$-	$362	$34,382	$34,744

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

Components of intangible assets are as follows:
	June 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$3,137	$953	$801	$526
Contracts with DirecTV	36,902	12,392	11,502	8,060
Customer contracts	102	102	102	86
Total	40,141	13,447	12,405	8,672

Impairment of intangibles	-	-	-	65

Total including impairment	$40,141	$13,447	$12,405	$8,737

Amortization of intangible assets was $2,056 and $666 for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, amortization of intangible assets was $4,710 and $1,183, respectively.  Estimated amortization expense of intangible assets for the remainder of the year ending December 31, 2009 and for the years ending December 31, 2010, 2011, 2012, 2013, 2014 and thereafter is $3,515, $5,768, $5,147, $5,101, $5,004, $1,756 and $279, respectively.  Right of entry contracts contain $124 of contracts that have not been placed in service, therefore no amortization expense has been recorded.  The weighted average remaining life of the intangibles is 4.69 years with right of entry contracts average life of 5.50 years, contracts with DirecTV of 4.62 years as of June 30, 2009.

Debt Issuance Costs

The Company has incurred $145 of debt issuance costs during the three months ended June 30, 2009.  The Company amortizes the debt issuance costs over 26 to 43 months and includes these costs with other assets on the unaudited condensed consolidated balance sheet.  Amortization of debt issuance costs of $5 and $0 for the three and six months ended June 30, 2009 and 2008, respectively, is included in interest expense.

Stock-Based Compensation

The Company applies Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective transition method and therefore the Company has not restated results for prior periods. The financial statements for the six months ended June 30, 2009 and 2008 recognize compensation cost for the portion of outstanding awards which have vested during the year.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended June 30, 2009 and 2008 total share-based compensation expense of $24 ($.00 per share) and $151 ($.02 per share), respectively, was included in selling, general and administrative expenses.  For the six months ended June 30, 2009 and 2008, total share-based compensation expense of $114 ($.01 per share) and $362 ($.04 per share) was included in selling, general and administrative expenses, respectively.  As of June 30, 2009, there was $203 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.17 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

In determining the compensation cost of the options granted during the three and six months ended June 30, 2009 and 2008, the Company applies the SFAS 123R, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:
	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Risk-free interest rate	1.43%	3.27%	1.43%	3.15%
Expected life of options granted	5.0 Years	6.5 Years	5.0 Years	6.5 Years
Expected volatility range	95%	92.9%	95%	93.3%
Expected dividend yield	0%	0%	0%	0%

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

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

In January 2009, the Company issued 80 shares of stock options with a Black Scholes valuation of $72 to four directors of the Company.  These seven year stock options were immediately vested and were issued as long-term incentive compensation pursuant to the Company’s 2000 Non-employee Directors Stock Compensation Plan.

In January 2009, the Company issued 214 shares of stock options with a Black Scholes valuation of $193 to two officers of the Company.  These seven year stock options vest over four years and were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued.  All options, warrants, convertible preferred shares, and restricted stock outstanding during the three and six months ended June 30, 2009 and 2008 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Management believes that the Company has  two operating segments, HSP (Home Service Provider), where the Company receives net cash payments for the installation and service of DirecTV video programming for residents of single family homes; and  MDU, where the Company acts as a master service operator for DirecTV, receives net cash payments for managing video subscribers through its network of system operators who are billed by DirecTV and also directly bills voice, data and video subscribers as a principal.  The previously filed Form 10-K business segments disclosed the MCS segment which is now reported within the MDU segment.

Recent Accounting Pronouncements

During May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”).  SFAS 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  SFAS 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.  The disclosure of the subsequent events did not have a material effect on the consolidated financial statements.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

Income Taxes

We account for income taxes under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of June 30, 2009 and December 31, 2008.

Reclassifications

Certain accounts in the prior quarter’s unaudited condensed consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current quarter’s unaudited condensed consolidated financial statements.  The reclass was a change in presentation of minority interest to noncontrolling interest in stockholders’ equity (see Note 4).  These reclassifications had no effect on net loss.

NOTE 3 – Business Acquisitions

Effective January 2, 2009, the Company purchased 80% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) (an additional 29% of NC (formerly MMT), 51% of which was previously purchased effective March 1, 2008 and 80% of NE, SW, EC, MBMDU, DC and Security.  DTHC, a fulfillment agent for a national satellite television company, DirecTV, specializes in the providing of satellite TV to single family homes.  The purpose of this acquisition was to increase the Company’s business of installing video services in single family homes (HSP segment).  The purchase price totaled $40,400 plus other consideration valued at $1,608 as of the acquisition date.  The $40,400 consists of three parts; 1) $500 in cash which was paid at the initial closing date of January 2, 2009 and in escrow as a deposit at December 31, 2008, 2) a non-interest bearing note of $500 payable without interest as follows: $250 on demand on or after April 1, 2009 and $250 after the Company’s retention of senior financing, as defined, no later than August 31, 2009 and 3) a promissory note in the amount of $39,400, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default), plus the remaining $800 note payable from the purchase of 51% of NC.  Subsequent to the closing, the Company and DTHC mutually agreed to offset the $40,200 promissory note by the amount of $5,844, for an offsetting receivable on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $34,356.  As part of the agreement, Multiband has until December 31, 2009 to purchase the remaining 20% of the issued and outstanding shares of common stock of all DirecTECH.  The consideration for the 20% purchase will be $10,000 of Multiband Series J Preferred Stock, whose issuance will require Multiband shareholder approval. The closing on the remaining 20% stock transaction is anticipated to occur on or before December 31, 2009.

The Company applied SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) to evaluate the purchase price allocation based on the fair value of the assets acquired and liabilities assumed.  The Company also applied Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”) which amends the accounting in FAS 141(R) for assets and liabilities arising from contingencies in a business combination.  FSP FAS 141(R)-1 requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined.  If fair value cannot be reasonably determined, FSP FAS 141(R)-1 requires measurement based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies.” (“SFAS 5”) FSP FAS 141(R)-1 is effective as of January 1, 2009 in connection with the adoption of FAS 141(R).

The Company applied SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) for the presentation and accounting for the noncontrolling 20% interest at June 30, 2009.  Multiband had previously gained control of NC with its purchase of 51% of NC in March 2008, SFAS 160 required Multiband to recognize the acquisition of additional 29% ownership interest in NC on January 2, 2009 as an equity transaction.  The purchase price of $1,660 increased the accumulated deficit and the transfer of $2,054 of noncontrolling interest to controlling interest decreased the accumulated deficit.  No increase to goodwill or intangibles was recorded as part of this acquisition.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

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

A summary of the transaction is as follows:
Cash paid	$500
Short-term debt	500
Promissory note	39,400
Total consideration	40,400
Less consideration for 29% of NC (recorded separately as an equity transaction)	(1,660)
Consideration for 80% of outstanding stock of EC, NE, SW, MBMDU, DC, and Security	$38,740

Assets	$30,802
Intangible assets	27,634
Goodwill	33,649
Liabilities	(47,039)
Noncontrolling interest	(6,306)
$38,740

The fair value of the intangible assets of $27,634 and noncontrolling interest of $6,306 was obtained by management, using significant level 3 unobservable inputs, as defined in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) including discount rates of 15%, a terminal value of $28,200, as well as a noncontrolling discount of 30%.

The contingent consideration recorded on the acquisition is related to the acquisition agreement which requires a 20% cash payout on all earnings in 2009 until the remaining 20% of the Company is acquired.  The Company estimated this consideration based on significant level 3 inputs as defined in SFAS 157 and the probability adjusted cash flow.

As part of the acquisition, the Company preliminarily assessed a $5,040 contingent legal accrual related to an existing litigation.  In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset 50% of certain claims against the note to DTHC once those claims are settled and paid. The Company has recorded a receivable of $2,290 which represents an estimate of the amount that can be recovered from DTHC based on the current legal estimate. The receivable is classified as long-term since management intends to offset the receivable with any balance remaining on the note payable to DTHC.  At present, the litigation is proceeding through a discovery stage.  While the parties have made some preliminary attempts to settle the matter there is no guarantee that the matter can be settled out of court.  As a result there is no current timeline under which the amount of the aforementioned accrual can be finalized.  The Company intends to adjust the purchase price allocation should more information become available as to the fair value of the legal contingency during the measurement period.

The Company acquired $25,400 of intangible assets relating to contracts with DirecTV as well as right of entry contracts of $2,234.  At the time of the acquisition, the weighted average remaining life of the intangibles acquired was 2.57 years based on terms without renewals, with right of entry contracts average life of 5.44 years and contracts with DirecTV of 2.33 years.  The weighted average remaining life of the intangibles acquired was 3.49 years assuming one year term renewals, with right of entry contracts average life of 5.44 years and contracts with DirecTV of 3.33 years.  In May 2009, the Company signed a new contract with DirecTV (see Note 10).  The Company capitalizes material costs incurred to renew or extend terms of intangible assets.  No costs have been incurred to renew or extend the terms of intangible assets during the three and six months ended June 30, 2009.  Goodwill and intangible assets acquired are not expected to be deductible for tax purposes

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

The Company’s report on Form 10-K for the year ended December 31, 2008 contained a preliminary estimated fair value of all the aforementioned assets and liabilities related to the purchase.  At the time of the preliminary estimate DirecTech had not completed its audit for the year ended December 31, 2008.  Nor at this time had the Company completed its procedures to value and allocate the final purchase price to intangible and tangible assets acquired in the acquisition.  The Company’s subsequent receipt of final balance sheet information to the aforementioned Form 10-K filing, necessitated a revision of the DirecTech purchase price valuation.  This revision is reflected in this footnote.  The revision consists of reallocations of goodwill and other intangible assets related to the purchase.  More specifically, goodwill assets were increased by $14,400 and intangible assets were decreased by $9,066 from the original estimate, due to the additional purchase of 29% of NC being treated as an equity transaction under SFAS 160 and therefore no additional assets (including goodwill) or liabilities were allocated for NC in the purchase price (see Note 4).  At June 30, 2009, the Company revised the fair value of the contingent consideration from $1,608 to zero.  The Company determined that the significant level 3 inputs previously used to determine the contingent consideration were incomplete.  After further review, the Company determined that it was appropriate to define this change as a measurement period adjustment to the purchase price as a result of improved information regarding circumstances that existed as of the acquisition date.

Since the transaction was effective January 2, 2009, there is not a change in the June 30, 2009 balance sheet or income statement for the three and six months ended June 30, 2009.  The unaudited pro forma information for the three and six months ended June 30, 2008 does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

	2008
	Consolidated as reported	2008 Pro Forma
Three months ended June 30, 2008
Revenues	$10,806	$52,833

Income from operations	965	2,576

Net income attributable to Multiband Corp and subsidiaries	56	727
Preferred stock dividends	103	103
Income (loss) attributable to common shareholders	$(47)	$624

Income (loss) attributable to common shareholders per common share – basic and diluted	$(0.00)	$0.07

Weighted average shares outstanding – basic and diluted	9,499	9,499

Six months ended June 30, 2008
Revenues	$16,520	$111,741

Income (loss) from operations	208	(4,869)

Net loss attributable to Multiband Corp and subsidiaries	(808)	(6,293)
Preferred stock dividends	3,985	3,985
Loss attributable to common shareholders	$(4,793)	$(10,278)

Loss attributable to common shareholders per common share – basic and diluted	$(0.53)	$(1.11)

Weighted average shares outstanding – basic and diluted	8,999	9,252

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

NOTE 4 – Noncontrolling Interest

	June 30, 2009	December 31, 2008
Equity of noncontrolling interest (previously minority interest) in subsidiaries:

Noncontrolling interest in subsidiaries, beginning balance	$3,471	$-
Purchase of 51% of NC	-	2,819
Purchase of 80% of NE, SC, EC, MBMDU, DC & Security	6,306	-
Purchase of NC from noncontrolling interest	(2,054)	-
Net income(loss) attributable to the noncontrolling interest in subsidiaries	(1,778)	652
Noncontrolling interest (previously minority interest) in subsidiaries, ending balance	$5,945	$3,471

NOTE 5 – Inventories

	June 30, 2009	December 31, 2008
Inventories consisted of the following:

DirecTV – serialized	$6,222	$813
DirecTV – nonserialized	5,930	670
Other	2,721	420
Total	$14,873	$1,903

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

NOTE 6 – Securities Available for Sale

As of December 31, 2007, Multiband had the voting rights for and was holding in trust 58,161 common shares of URON for various contingent rights holders whose rights were tied to potential future warrant exercises or preferred stock conversions.  Effective January 1, 2008, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a framework for measuring, reporting and disclosing fair value under generally accepted accounting principles.  SFAS 157 applies to all assets and liabilities that are measured, reported and/or disclosed on a fair value basis.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company values and records all investment securities transactions on a trade date basis.  Securities listed on a national or regional securities exchange are valued at their last reported sales price on the last business day of the period.  Securities which are not traded on a major exchange or for which no sale was reported on that date are valued at the average of their last quoted "bid" price and "asked" price.  Short positions are valued at the last quoted "asked" price.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs.  The Company’s investments in available-for-sale securities was determined based on quoted market prices in active markets for identical assets and liabilities (level 1).  As of February 4, 2008, certain aforementioned contingent rights were not exercised by the various holders; therefore Multiband owns 37,994 shares of URON.  As a result, Multiband recorded the fair value of URON shares based on quoted market prices as an unrealized gain.  URON subsequently changed their name to Western Capital Resources, Inc.  At June 30, 2009 and December 31, 2008 the balance in securities available for sale was $38 and $46, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

Securities available for sale consisted of the following:
	June 30, 2009	December 31, 2008
Beginning balance	$46	$-
Initial investment	-	122
Current period unrealized loss	(8)	(76)
Ending balance	$38	$46

Fair value of securities available for sale is as follows:

	Cost	Unrealized Gain(Loss)	Fair Value at Period End
June 30, 2009	$-	$38	$38
December 31, 2008	$-	$46	$46

NOTE 7 – Notes Payable

On May 26, 2009, the Company paid off its loan from Convergent Capital Partners I, L.P. in the amount of $1,400. On May 27, 2009, the Company entered into a loan agreement with Convergent Capital Partners, II, L.P. for five million dollars. This loan carries an interest rate of fourteen percent and requires monthly interest only payments until December 2012 when the principal is due and payable in full.  In connection with this loan, the Company paid a closing fee to the lender of $100.  The Company also issued the lender 212,574 fully vested five year warrants with an exercise price of $3.  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The warrants were valued at $372 using the Black Scholes pricing model, recorded as original issue discount, and amortized as interest expense over the term of the note.  The Company expensed $9 during the three and six months ended June 30, 2009.  In the event the Company wishes to prepay the loan a prepayment penalty will be assessed.  The loan gives the lender a first security position in the Company’s assets.  The loan contains certain covenants with regards to the Company’s capital expenditures and quarterly earnings before interest, taxes, depreciation and amortization which will begin for the period ended September 30, 2009.

NOTE 8 – Accrued Liabilities

Accrued liabilities consisted of the following:
	June 30, 2009	December 31, 2008
Payroll and related taxes	$8,442	$1,354
Accrued legal settlements and contingencies	4,920	960
Accrued preferred stock dividends	633	622
Accrued income taxes	73	499
Other	8,624	1,000
Total Accrued Liabilities	$22,692	$4,435

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

NOTE 9 - Business Segments

The Company has three reporting segments.  Multiband Corp. segment (MBCorp) includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization.  The MDU segment (MDU, MBSS, MBMDU and MBUSA) represents results as the master service operator for DirecTV and provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.  The HSP segment (NE, SW, EC, NC, DC and Security) provides the installation and service of DirecTV video programming, internet and home security systems for residents of single family homes.  Segment disclosures by entity are provided to the extent practicable under the Company's accounting system.

Segment disclosures are as follows:
	MBCorp	MDU	HSP	Total
Three months ended June 30, 2009:
Revenues	$-	$6,705	$60,691	$67,396
Loss from operations	(1,044)	(125)	(6,541)	(7,710)
Identifiable assets	3,837	16,748	94,580	115,165
Depreciation and amortization	95	994	1,614	2,703
Capital expenditures	65	468	20	553

	MBCorp	MDU	HSP	Total
Three months ended June 30, 2008:
Revenues	$-	$4,201	$6,605	$10,806
Income (loss) from operations	(915)	651	1,229	965
Identifiable assets	3,988	7,353	11,627	22,968
Depreciation and amortization	279	592	8	879
Capital expenditures	1	23	-	24

	MBCorp	MDU	HSP	Total
Six months ended June 30, 2009:
Revenues	$-	$12,030	$117,524	$129,554
Loss from operations	(2,021)	(382)	(7,490)	(9,893)
Identifiable assets	3,837	16,748	94,580	115,165
Depreciation and amortization	178	2,027	3,783	5,988
Capital expenditures	146	1,260	20	1,426

	MBCorp	MDU	HSP	Total
Six months ended June 30, 2008:
Revenues	$-	$7,935	$8,585	$16,520
Income (loss) from operations	(1,743)	662	1,289	208
Identifiable assets	3,988	7,353	11,627	22,968
Depreciation and amortization	416	1,190	11	1,617
Capital expenditures	22	44	-	66

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

NOTE 10 – Commitments and Contingencies

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated.  The Company has recorded $4,920 of accrued liabilities as of June 30, 2009 for claims and potential settlements associated with existing litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  At present, the Company is vigorously defending those claims.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset 50% of certain claims, currently estimated at $4,675, against the note to DTHC once those claims are settled and paid.  The Company has recorded a receivable of $2,230 as of June 30, 2009 which represents an estimate of the amount that potentially be recovered from DTHC.  Defense costs are expensed as incurred.  Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

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

The Company also has a separate home service provider agreement with DirecTV ending May 1, 2013.  The term of this agreement with DirecTV will automatically renew as of May 1, 2013 for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DirecTV amounted to 99.2% and 99.2% of total revenue for the three and six months ended June 30, 2009, respectively.  Revenues generated from DirecTV for the three and six months ended June 30, 2008 were 92.2% and 89.8% of total revenue, respectively.  Accounts receivable from this customer was 89.4% and 52.6% of total accounts receivable as of June 30, 2009 and December 31, 2008, respectively.  The Company purchases a substantial portion of its inventory from DirecTV.  DirecTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DirecTV, related to inventory being supplied, was $24,929 and $3,034 at June 30, 2009 and December 31, 2008, respectively.

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

Line of credit

The Company has a line of credit agreement with a bank that provides borrowings up to $50, due on demand.  Amounts outstanding under this line of credit carry an interest rate defined as the prime rate plus 3.0% (6.25% as of June 30, 2009). As of June 30, 2009 and December 31, 2008, the amount outstanding was $49 and $0, respectively. This line of credit is guaranteed by a shareholder of the Company.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

Current portion of long-term debt

At December 31, 2008, the Company was in compliance with all debt covenants of its lender, Convergent Capital.  This loan was paid off May 26, 2009 (see Note 7).  The new loan has debt covenants beginning with the quarter ended September 30, 2009 (see Note 7).

Operating leases – vehicles

The Company leases substantially all of its fleet vehicles under operating leases from one lessor.  Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year.  After one year, the Company has the option to renew the open ended lease for one year renewal periods or surrender the leased vehicle to the lessor to be sold.  If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess. If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor.  The Company has entered this agreement jointly and severally with various of its subsidiaries.  For the three months ended June 30, 2009 the Company recognized a loss on the sale of vehicles of $69 and a gain of $7 for the three months ended June 30, 2008.  For the six months ended June 30, 2009 and the four months ended June 30, 2008 the Company recognized a loss on the sale of vehicles of $72 and $2, respectively.  For the three months ended June 30, 2009 and 2008 the Company’s operating lease expense under the lease totaled approximately $1,855 and $280, respectively.  For the six months ended June 30, 2009 and four months ended June 30, 2008, the Company’s operating lease expense under the lease totaled approximately $3,736 and $367, respectively.  In addition, the Company has a security deposit with the lessor in the amount of approximately $1,701 and $257 which is included in other assets in the accompanying balance sheet as of June 30, 2009 and December 31, 2008, respectively.

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease.  This guaranty has no effect on the Company’s consolidated financial statements for the six months ended June 30, 2009 and 2008. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $349 in rent payments plus any associated charges such as property taxes and common area maintenance.  The Company has evaluated the accounting guidance of FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees” and has determined that it does not apply to this guaranty.

NOTE 11 – Income Taxes

Due to the Company’s purchase of 80% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) (an additional 29% of Multiband NC, Inc. (NC) (formerly Michigan Microtech, Inc. (MMT)), 51% of which was previously purchased effective March 1, 2008 and 80% of Multiband NE, Inc. (NE), Multiband SW, Inc. (SW), Multiband EC, Inc. (EC), Multiband MDU, Inc. (MBMDU), Multiband DC, Inc. (DC) and Multiband Security, Inc. (Security) effective January 2, 2009 the Company will file a 2009 consolidated tax return which includes all of the newly acquired subsidiaries.  Therefore, the Company may be able to utilize the tax loss carryforwards of Multiband Corporation if there is not a limitation of the use of the tax loss carryforwards and there is taxable income.  For the three months ended June 30, 2009 and 2008, the Company has recorded income tax expense of $102 and $434, respectively, related to state taxes.  For the six months ended June 30, 2009 and 2008, the Company recorded income tax expense related to state taxes of $202 and $463, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

The Company applies FASB Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109  “Accounting for Income Taxes” (“SFAS 109”), on the uncertainty in income taxes recognized in an enterprise’s financial statements.  Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations.  There was no impact on the consolidated financial statements for the six months ended June 30, 2009 and 2008 related to FIN 48.  The Company’s federal and state tax returns are potentially open to examinations for years 2005-2007.  The Company has no significant unrecognized tax benefits as of June 30, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

NOTE 12 – Related Party Transactions

On April 15, 2009, the Company entered into an unsecured short term promissory note in the amount of $1,500 with director Frank Bennett. The note carries an interest rate of 6% with a 1% origination fee totaling $15, and was due May 15, 2009.  On May 4, 2009 the note was extended until June 15, 2009.  On June 15, 2009, the note was extended until June 14, 2011.  The terms of the loans were approved by the disinterested members of the Company’s audit committee.

On May 26, 2009, the Company entered into a separate short-term loan with Mr. Bennett in the amount of $1,400.  This loan was paid in full on May 28, 2009.  The term of the loan was approved by the disinterested members of the Company’s audit committee.

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

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013. The Fargo base rate is $14 per month. The Fargo property is owned in part by David Ekman, Chief Information Officer, of the Company.

As of June 30, 2009, Bernard Schafer is a director of both DTHC and Multiband.  DTHC is the minority shareholder of DirecTECH (see Note 3).

Jim Mandel, CEO of Multiband, loaned DTHC $100 in a short-term subordinated note paying simple interest monthly at 10% and is due December 2012.

In 2008, Multiband and DTHC performed certain management and information systems functions for one another pursuant to management consulting and employee leasing agreements.  These agreements terminated concurrent with Multiband’s purchase of the former DTHC operating entities (Note 3).  During the three and six months ended June 30, 2008, the Company has reduced selling, general and administrative expenses $330 and $630 as a reimbursement of direct expenses in relation to these management consulting agreements, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
(in thousands, except for share amounts)

Prior to the purchase of DirecTECH on January 2, 2009, Multiband provided support center services to a then DirecTECH MDU (DTMDU), subsidiary of DTHC, currently Multiband MDU, Inc. (MBMDU).  The Company recorded MDU segment revenue of $82 and $139 from DTMDU for the three and six months ended June 30, 2008, respectively.  DTMDU was also one of the system operators in the MDU segment during 2008.  The Company has recorded MDU segment cost of products and services of $652 and $1,022 for the three and six months ended June 30, 2008 related to this system operator, respectively.  The Company had $771 in accounts receivable and $1,127 in accounts payable related to these agreements at December 31, 2008.

Multiband also had receivable balances with various DTHC entities at December 31, 2008 of $7,666.  Of this amount, $5,844 was subsequently offset in the first quarter of 2009 against the purchase price note used to acquire majority ownership of the operating subsidiaries of DTHC (Note 3).

The Company has a note receivable due from a non-affiliated entity that is 50% owned by a shareholder.  The stated value of this note receivable is $17 and $51 at June 30, 2009 and December 31, 2008, respectively.  The note is non-interest bearing and is paid monthly beginning October 31, 2007 through maturity on December 31, 2009.  The Company has discounted this note to its present value using the Company’s effective borrowing rate.  The carrying value of this note receivable was $0 and $34 at June 30, 2009 and December 31, 2008, respectively.  Interest income on this note is immaterial and has not been recognized.

NOTE 13 – Subsequent Events

In connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued SFAS 165, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 13 , 2009, the date these unaudited consolidated financial statements were issued.

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS).  MBS provided voice, data and video systems and services to business and government.  The MBS business segment was sold effective April 1, 2005.  The Company’s MCS segment (now known as MDU) began in February 2000.  MCS, the Company’s continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc.,  which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.  At July 31, 2009, the Company had approximately 133,000 owned and managed subscriptions with an additional 52,000 subscriptions supported by the call center.

During 2008, the Company became involved in the business of installing video services in single family homes by acquiring 51% of the outstanding stock of NC (formerly Michigan Microtech, Inc. (MMT a former subsidiary of DTHC)), a fulfillment agent for a national satellite television company, DirecTV, which specializes in the providing of satellite TV to single family homes. This acquisition was followed up by the acquisition of an 80% interest in a group of companies which were the former operating subsidiaries of DTHC, (Multiband NE, Inc. (NE), Multiband SW, Inc. (SW), Multiband EC, Inc. (EC), Multiband DC, Inc. (DC) and Multiband Security, Inc. (Security)).  The Company also purchased an additional 29% ownership interest in Multiband NC, of which it previously owned 51%, effective on January 2, 2009.

The Company’s rationale for acquiring the aforementioned operating subsidiaries is as listed below.

1.	The operating entities are potentially accretive to our business model as they have the:
a.	Same line of business (DirecTV)
b.	Ability to leverage systems and management
c.	Ability to leverage core competencies in support center, software, and engineering
d.	Ability to expand geographic presence with ample technician capacity
e.	Size, scale, and scope of combined business enterprise more in line with growth necessary to support public entity
f.	Potential for accretive positive cash flow and capacity for net income.
2.
Also, new business opportunities may be integrated into an existing installation process which touches over 5,000 homes per day.  Multiband Enterprise Manager software application is capable of modification to support “bundled billing” attribute resulting from new sales opportunity.

3.	Furthermore, the transaction produced a strong barrier to entry to other potential competitors which creates potential for longevity and exclusivity.
4.	Other reasons for the acquisition included:
a.	Strong financial performance by DirecTV which provides security and continued growth potential for Multiband.
b.	Strong DirecTV balance sheet and liquidity which provides comfort for continued, successful operations.
c.	Multiband’s public company reporting status provides an excellent platform to support and motivate new human resource asset.
d.	Multiband’s management is, we believe, capable of “rightsizing” operating expense structure of DTHC operating entities to provide increased cash flow and earning potential over a short period of time; and
e.	Opportunity for significant shareholder appreciation when comparing industry valuation metrics to pre-existing Multiband market values.

This purchase was a significant event for the Company. The purchase materially increased the size and scope of the Company’s operations.  The Company has now expanded its operations into 16 states with 32 field offices. The Company now employs approximately 4,000 people. Multiband is now the second largest independent DirecTV field services provider in the United States.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES		DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30, 2009 (unaudited)	June 30, 2008 (unaudited)	June 30, 2009 (unaudited)	June 30, 2008 (unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	84.4%	59.2%	80.4%	61.8%

SELLING, GENERAL & ADMINISTRATIVE	23.0%	23.7%	22.6%	26.7%
DEPRECIATION & AMORTIZATION	4.0%	8.1%	4.6%	9.8%
IMPAIRMENT OF ASSETS	-	0.1%	-%	0.4%

INCOME (LOSS) FROM OPERATIONS	-11.4%	8.9%	-7.6%	1.3%
INTEREST EXPENSE & OTHER, NET	-1.2%	-0.7%	-1.1%	-0.9%
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	-12.6%	8.2%	-8.7%	0.4%
PROVISION FOR INCOME TAXES	.2%	4.0%	.2%	2.8%
NET INCOME (LOSS)	-12.8%	4.2%	-8.9%	-2.4%
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-2.2%	3.7%	-1.4%	2.5%
NET LOSS ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	-10.6%	0.5%	-7.5%	-4.9%

RESULTS OF OPERATIONS

Revenues

Total revenues increased 523.7% to $67,396 for the quarter ended June 30, 2009 as compared to $10,806 for the quarter ended June 30, 2008.  Revenues for the six month period ended June 30, 2009 increased 684.2% to $129,554 from $16,520 for the same period in 2008.  This overall increase in revenues is due to the purchase of the former DirecTECH operating entities in January 2009.

Revenues for the three months ended June 30, 2009 for the HSP segment, were $60,691 in comparison to $6,605 for the same period in 2008, an increase of 818.9%.  Revenues for the six month period ended June 30, 2009, for the HSP segment (acquired March 1, 2008), were $117,524 as compared to $8,585 for the same period in 2008, an increase of 1268.9%. This increase is due to the purchase of the former DirecTECH operating subsidiaries (see Note 3).  The Company expects that revenues in the HSP segment will be consistent with the six months ended June 30, 2009 throughout the balance of 2009.

Revenues in the second quarter of 2009 for the MDU segment increased 59.6% to $6,705 as compared to $4,201 in the second quarter of 2008.  Revenues for the six month period ended June 30, 2009, for the MDU segment, increased 51.6% to $12,030 from $7,935 for the same period in 2008.  These increases are primarily due to a larger subscriber base, and increased activity from the call center.  The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.  Due to demand for high definition television services and a larger subscriber base, MDU revenues are expected to remain above 2008 levels for the balance of 2009.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, increased by 789.8% to $56,894 for the quarter ended June 30, 2009, as compared to $6,394 for the similar quarter last year.  For the six months ended June 30, 2009, cost of products and services were $104,210 compared to $10,214 in the prior year, a 920.3% increase.  Overall cost of products and services increased due to the purchase of the former DirecTECH operating entities in January 2009.

Cost of products and services for the HSP segment for the three months ended June 30, 2009 were $52,259 for the HSP segment (acquired March 1, 2008), compared to the $4,300 in the prior year, a 1115.3% increase.  For the six months ended June 30, 2009, cost of products and services were $95,990 for the HSP segment (acquired March 1, 2008), compared to the $5,737 in the prior year, a 1573.2% increase.  This increase is due to the purchase of the former DirecTECH operating entities (see Note 3).  In addition, the HSP segment incurred increased costs in the second quarter as described in the following paragraphs.

One factor that materially increased the HSP segment costs in the second quarter of 2009 related to a substantial increase in the number of technicians employed by the Company.  Beginning at the end of the first quarter ended March 31, 2009, the Company adopted a business strategy to increase revenues and, ultimately operating profits, by adding technicians to achieve a competitive advantage in markets with competing providers.  In order to execute on this strategy, the Company increased its technical work force to be able to perform the additional work that would be created as a result of driving out the competition. Since new technicians go through a six to eight week training program prior to working on revenue producing jobs, this created additional expense without any offsetting revenue.  During the three months ended June 30, 2009, the Company increased the number of employee technicians to handle the increase in work order volume by approximately 500 technicians.  To attain a net gain of 500 revenue producing technicians, the Company had to hire approximately 1,000 employees during the quarter (to account for attrition). As a result, the Company incurred significant up-front costs to train and equip the workforce before they produced any revenue.  Based on an internal analysis, the Company estimates the cost per new hire to be approximately $3,700, which includes the cost to train and provide installation tools to the technician. As a result of the increase in the technical work force, cost of goods sold increased by approximately $3.0 to $3.5 million, or 3-4% of HSP revenue.

Another factor that materially increased HSP segment costs was a work order closure system change implemented in the second quarter of 2009.  During the quarter, the Company experienced an increase in the number of work orders improperly closed due to the improper use of parts and due to the deployment of portable, electronic handheld devices, which if used correctly enables technicians to close work orders electronically as opposed to having to contact a call center by telephone while at the customer’s home. The Company believes that, during the second quarter, an influx of new technicians combined with accelerated efforts to meet certain DirecTV performance standards (which can lead to achieving incentive income) resulted in some improper parts utilization. More specifically, technicians were installing components that were more technologically advanced than necessary in order to close out jobs faster and better meet the performance standards.  Technicians, the Company believes, were also installing parts not listed on the electronic work orders.

The Company is reimbursed by DirecTV for certain of the installation materials used to install its systems in customer homes. However, DirecTV has no contractual obligation to reimburse the Company for use of the “wrong” installation materials or installation materials not properly recorded. The accuracy of the work order closure process is critical to ensure the Company is properly reimbursed for the material used. Prior to the deployment of the portable, handheld electronic devices, technicians would contact a call center representative, who would interview the technician regarding the work that was performed including what materials were consumed on the job. This interview provided a good “audit” of the work order closure process to be sure it was properly closed.

Because of this change in technology and process, we have experienced a large increase in the number of work orders using the “wrong” part  and work orders that have not been properly closed. In other words, the technicians did not properly use and/or record the materials they used on the jobs which resulted in a decline in the reimbursement from DirecTV for the materials consumed. This breakdown in process increased costs of goods sold for the three months ended June 30, 2009 by almost $3 million or 4.79% of HSP revenues over the three months ended March 31, 2009.

The Company has implemented several initiatives to reduce work order breakage due to the use of the handheld devices as follows:

•	Additional “train the trainer” classes have been completed by staff increasing the number of certified trainers for the handheld devices.
•	Ongoing and repeated training classes have been held for all technicians and their supervisors on the use of handheld devices.
•	Technician job aids have been developed and distributed to all handheld technicians with instructions on proper handheld usage.
•
Reporting is now being generated at the technician level which indicates any potential work order errors.  This tool is being used to up-train technicians and to make the necessary changes to the work order to ensure the correct equipment is consumed.

•	A technician manifest has been developed and deployed. The technician’s truck level inventory is checked weekly for accuracy.
•	A warehouse manifest has been developed and deployed. Warehouse inventory is counted weekly and checked for accuracy.
•
The documentation of all processes in the inventory cycle is being developed with proper controls to ensure all personnel involved are trained and to enable them to manage their part of the cycle in a consistent manner.

Cost of products and services for the MDU segment for the quarter were $4,635 compared to $2,094 in the same quarter last year, a 121.3% increase.  For the six months ended June 30, 2009, cost of products and services were $8,220 for the MDU segment, compared to $4,477 in the prior year, a 83.6% increase.  The increase in cost of products and services in the MDU segment is primarily related to the purchase of MBMDU, one of the former DirecTECH operating subsidiaries.  The increase in costs is also related to the increase in revenue generated by the system operators due to a change in revenue mix and certain commission payments.  In 2009, the Company expects MDU cost of products and services to increase slightly throughout the balance of the year due to certain commission payments.

During the remainder of 2009, the Company expects HSP cost of products and services to decrease as the Company corrects the issues that resulted in increased second quarter costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 505.6% to $15,509 in the quarter ended June 30, 2009, compared to $2,561 in the prior year’s quarter due primarily to the acquisition of DirecTECH in 2009.  Selling, general and administrative expenses were, as a percentage of revenues, 23.0% for the quarter ended June 30, 2009 and 23.7% for the similar period a year ago.  For the six months ended June 30, 2009, selling, general and administrative expenses increased 562.3% to $29,249 compared to $4,416 for the six months ended June 30, 2008, due primarily to the acquisition of DirecTECH in 2009.  As a percentage of revenue, selling, general and administrative expenses were 22.6% for the six months ended June 30, 2009, compared to 26.7% for the same period in 2008.  The decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the significant increase in revenues with only modest increases in payroll and administrative expenses offset by reimbursed payroll expenses for management consulting to DTHC recorded to the Multiband Corp segment of $330 and $630 in the three and six months ended June 30, 2008, respectively, per its management consulting agreement.  This agreement ended in 2009 as a result of the acquisition of the majority ownership of former operating subsidiaries of DTHC (see Note 3).  The Company anticipates that for the remainder of 2009, selling, general and administrative expenses will remain consistent with second quarter levels.

Depreciation and Amortization

Depreciation and amortization expense increased 207.5% to $2,703 for the quarter ended June 30, 2009 compared to $879 in the prior year’s quarter.  For the six months ended June 30, 2009, depreciation and amortization expense decreased 270.3% to $5,988 compared to $1,617 for the six months ended June 30, 2008.  This increase is largely due to amortization of intangibles related to the DirecTECH purchase (see Note 3).  Depreciation and amortization expense is expected to remain at levels comparable to the second quarter through the remainder of 2009.

Income (Loss) from Operations

The Company, in the second quarter of 2009, incurred a loss from operations of $7,710 as compared to generating an income of $965 during the prior year’s comparable period.  Loss from operations was $9,893 during the first six months of 2009 compared to an income of $208 during the first half of 2008.  The MDU segment incurred a loss from operations of $125 and $382 for the three and six months ended June 30, 2009 compared to income from operations of $651 and $662 for the three and six months ended June 30, 2008.  The MBCorp segment, which has no revenues, incurred a loss from operations of $1,044 for the three months ended June 30, 2009 and $2,021 for the six months ended June 30, 2009 compared to losses of $915 and $1,743 for the same periods last year.  For the second quarter of 2009, the HSP segment incurred a loss from operations of $6,541, compared to income from operations of $1,229 in the same period last year, which included NC (MMT) only.  For the six months ended June 30, 2009, loss from operations was $7,490 for the HSP segment, compared to a income from operations of $1,289 in the prior year which included four months of NC (MMT) only.  The MBCorp segment loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels.  The Company plans to mitigate its loss in the MDU segment in future periods as increased payments to dealers have negatively impacted profits for this segment. The Company believes these payments will stabilize in future periods as a percentage of revenues. At the same time, the Company believes it can enhance profitability in its MDU division by growing its subscriber base at existing properties since the on-going selling, general and administrative expenses to service those subscribers is more variable than fixed.  The HSP segment is expected to improve its profitability throughout the balance of 2009 as competitive providers are driven out of some of its existing core markets increasing revenues without further material increases in expense since technicians will have completed their training in the second quarter.  The key to removing competitive providers involves the Company’s commitment to DirecTV  to significantly expand its technical workforce.  The expanded workforce creates expense upfront without offsetting revenue due to a training period.  However, once the technicians are trained they move into a revenue generating role.

Interest Expense

Interest expense was $890 for the quarter ended June 30, 2009, versus $113 for the similar period a year ago.  Amortization of original issue discount was $9 and $0 for the three months ended June 30, 2009 and 2008.  Interest expense was $1,745 for the six months ended June 30, 2009 and $214 for the same period last year, primarily reflecting an increase due to interest expense incurred on the debt issued for the purchase of DirecTECH (see Note 3).  Amortization of original issue discount was $9 for the three and six months ended June 30, 2009 and $0 for the same periods last year.

Noncontrolling Interest

Effective January 1, 2009, the Company implemented FAS 160, noncontrolling interests in subsidiaries (see Note 4).  This resulted in the transferring of minority interest of $3,471 at December 31, 2008 related to the 51% ownership of NC from the mezzanine section of the balance sheet to the noncontrolling interest in the equity section of the balance sheet.  As of January 2, 2009, Multiband purchased an additional 29% of the outstanding stock of NC, $2,054 of noncontrolling interest was transferred to Multiband’s controlling interest related to this acquisition, leaving $1,417 as the remaining value of the noncontrolling interest.  In addition, Multiband purchased 80% of the outstanding stock of EC, NE, SC, DC, Security and MBMDU (see Note 3).  The Company recorded $6,306 of noncontrolling interest related to this acquisition. The net loss attributable to the noncontrolling interest in subsidiaries for the three and six months ended June 30, 2009 was $1,482 and $1,778, respectively.  For the three and six months ended June 30, 2008, net income attributable to the noncontrolling interest in subsidiaries was $394 and $412, respectively.

Income Taxes

Due to the Company’s purchase of 51% of NC’s stock, effective March 1, 2008, NC did not file a consolidated tax returns in 2008 with its former parent DTHC but will file as a single entity as it no longer meets the 80% ownership required for tax consolidation.  Effective with the additional stock purchased in 2009, NC expects to be able to utilize the tax loss carryforwards of Multiband Corporation. For the three months ended June 30, 2009 and 2008, the Company has recorded income tax expense of $102 and $434, respectively, related to state taxes.  For the six months ended June 30, 2009 and 2008, the Company recorded income tax expense related to state taxes of $202 and $463, respectively.

Net Income (Loss) Attributable to Multiband Corporation and Subsidiaries

In the second quarter of fiscal 2009, the Company reported a net loss attributable to Multiband Corporation and subsidiaries of $7,119 compared to a net income attributable to Multiband Corporation and subsidiaries of $56 for the second fiscal quarter of 2008.  For the six months ended June 30, 2009, the Company recorded a net loss attributable to Multiband Corporation and subsidiaries of $9,704 compared to $808 for the six months ended June 30, 2008.

Liquidity and Capital Resources

During the six months ended June 30, 2009 and 2008, the Company incurred net losses attributable to Multiband Corporation and subsidiaries of $9,704 and $808, respectively. Net cash used by operations during the six months ended June 30, 2009 was $1,339 as compared to the net cash from operations during the six months ended June 30, 2008 of $929.  Principal payments on current long-term debt over the next 12 months are expected to total $236.  As of June 30, 2009, the Company met the compliance covenants of its lender, Convergent Capital.

Cash and cash equivalents totaled $5,584 at June 30, 2009 versus $4,346 at December 31, 2008.  Working capital deficit at June 30, 2009 was $31,190 as compared to positive working capital of $2,465 at December 31, 2008, primarily due to the acquisition of the former DTHC operating entities.  Total debt and capital lease obligations increased by $38,808 in the six months ended June 30, 2009 due mainly to the addition of notes payable in order to purchase DirecTECH.  The Company had a material increase in accounts receivable, accounts payable and accrued liabilities for the period ended June 30, 2009 versus the period ended December 31, 2008 due to the acquisition of 80% of outstanding stock of the former DTHC operating entities.  Net cash used by investing activities totaled $1,862 for the period ended June 30, 2009, compared to net cash of $6,699 provided by investing activities for the period ended June 30, 2008, related to cash acquired in the acquisition of NC (formerly MMT).

The Company experienced a material increase in revenues between the quarter ended June 30, 2009 and the quarter ended June 30, 2008 as a result of the additional revenue obtained from the purchase of the former DTHC operating entities.  For the balance of 2009, the Company intends to focus on facilitating growth of its HSP business segment and its managed subscriber services including its support center and its master system operator program.  The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $1,426 for capital expenditures during the six months ended June 30, 2009, as compared to $66 in the similar period last year.  Capital expenditures consisted of project build-outs and equipment acquired for internal use.  This increase was related to an expansion of company funded video and internet service build outs to MDU properties made during 2009.  Throughout the remainder of 2009, the Company estimates that it will have $1,000 of additional capital expenditures.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Initiate and grow its Home Service Provider (HSP) business by eliminating competitive HSP providers from certain of its core markets
2.	Improve gross margin percentages by cycling technicians from training and placing them in a revenue generating role and by mitigating work order breakage expense.
3.	Reduce operating expenses by reducing training costs through decreased technician turnover, managing professional fees and other general and administrative expenses.
4.	Evaluate and reduce excess inventory including such factors as anticipated usage, inventory turnover, inventory levels and product demand levels.
5.	Obtain additional debt financing.
6.	Expand call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.
7.	Solicit additional equity investment in the Company by issuing either preferred or common stock.

The Company, as of June 30, 2009, needs to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations. Since the Company acquired significant assets in its purchase of 80% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets. The Company, during the second quarter, entered into a new five million dollar loan facility using the aforementioned assets as collateral (see Note 7). Management believes that through a combination of leveraging assets, its cash on hand, greater expense control, positive operating income, combined with capital resources and the potential ability to monetize intangible subscriber assets, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, equipment and leasehold improvements.  At June 30, 2009, the Company had net property and equipment of $8,569, which represents approximately 7.4% of the Company’s total assets.  In assessing for potential impairment for these assets, the Company considers future performance.  If these forecasts are not met, the Company may have to record an impairment charge, which may be material.  During the three and six months ended June 30, 2009 and 2008, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

At year end, we test goodwill for impairment.  If indicators of impairment are determined to exist, we test goodwill for impairment quarterly.  Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our operating segments.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our operating segments which amounts to $34,744 as of June 30, 2009, may be impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  During the three and six months ended June 30, 2009 and 2008, the Company did not record any impairment losses related to goodwill.

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, contracts with DirecTV and customer contracts.  These intangibles are being amortized over their estimated useful lives ranging from 3.5 to 116.5 months.  If significant changes would occur to the estimated future cash flows associated with these intangibles, the Company would determine if there is impairment and reduce the value of intangibles based on the discounted present value of such cash flows.  At June 30, 2009, the Company had net intangibles of $26,694 which represented approximately 23.3% of the Company’s total assets.  During the three and six months ended June 30, 2009, the Company did not record any impairment charge to intangible assets.  During the three and six months ended June 30, 2008, the Company recorded an impairment charge to intangible assets of $7 and $65, respectively (see Note 2).

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

Share-Based Payments

The Company accounts for its stock options in compliance with the SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables.  These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.  During the third quarter of 2008, the Company evaluated the variables used in calculating its option values and through their application has reduced the ongoing expense recorded related to stock options.

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

The Company has determined that the accounting policies for revenue recognition described above are in accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.  EITF No. 99-19 employs multi-factor tests to determine whether amounts charged to customers in respect of certain expenses incurred should be included in revenues or netted against such expenses.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations as of June 30, 2009, that have changed materially since our annual 10-K filing.  The changes are due to the acquisition of the DTHC operating subsidiaries (see Note 3) and the effect these additional contractual obligations including interest payments are expected to have on our liquidity and cash flows in future periods:

	Total	1 Year or Less	2-3 Years	Over 3 Years
Operating leases – buildings	$20,529	$7,519	$10,041	$2,969
Operating leases – vehicles	19,241	7,036	9,636	2,569
Long-term debt	43,541	2,787	5,573	35,181
Totals	$83,311	$17,342	$25,250	$40,719

ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

The Company is not subject to any material interest rate risk as all current lending agreements are at fixed rates of interest.  The Convergent Capital note of $1,400, which varied from 11% to 14%, dependent on the Company’s common stock price was paid off on May 26, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934.  As of June 30, 2009, the Company has not tested the effectiveness of any controls or procedures with regards to its HSP business segment due to the recent acquisition of same.  The Company does intend to perform such testing prior to December 31, 2009.

Based upon that evaluation and the aforementioned acquisition, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports.  While the Company believes its financial information as presented herein is materially accurate, the Company is not prepared to conclude all of its key disclosure controls and procedures are effective until it has completed its testing.  Based on the Company’s detailed account reconciliation and analysis process, the Company needs to improve certain inventory control procedures.  Currently the Company is actively reviewing and updating those procedures.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated.  The Company has preliminarily recorded $4,920 of accrued liabilities as of June 30, 2009 for claims and potential settlements associated with existing litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  At present, the Company is vigorously defending those claims.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset 50% of certain third party claims against the purchase price note to DTHC once those claims are settled and paid.  The Company has recorded a receivable of $2,230 as of June 30, 2009, which represents an estimate of the 50% portion to be offset against the note to DTHC due to certain third party claims.  Defense costs are expensed as incurred.  Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

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

Net Income (Losses) Attributable to Multiband Corporation and Subsidiaries

The Company had a net loss attributable to Multiband Corporation and subsidiaries of $9,704 for the six months ended June 30, 2009, net income of $945 for the year ended December 31, 2008 and net loss of $6,088 for the year ended December 31, 2007.  The Company may never be consistently profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.
*
If we cannot achieve profitability from operating activities, we may not be able to meet:
o           our capital expenditure objectives;
o           our debt service obligations; or
o           our working capital needs.

Working Capital

The Company had a working capital deficit of $31,190 at June 30, 2009 as compared to positive working capital in the amount of $2,465 at December 31, 2008 due to the acquisition of DirecTECH.

Goodwill and Intangible Assets

The Company applies the SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition.  As of June 30, 2009, the Company had goodwill of $34,744 and intangibles of $26,694 primarily related to the purchase of DirecTECH.  At June 30, 2009 the Company did not note any indications of impairment related to goodwill or its intangible assets.

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

Dependence on Strategic Alliances

Several suppliers or potential suppliers of Multiband, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years. While the financial distress of its suppliers or potential suppliers could have a material adverse effect on Multiband's business, Multiband believes that enough alternate suppliers exist to allow the Company to execute its business plans. The Company is also highly dependent on its Master System Operator agreement with DirecTV.  The initial term of the agreement expired in August 2008, and provided for two additional two-year renewals if the Company had a minimum number of paying video subscribers in its system operator network. The Company did meet the requirements and has entered into the first two year automatic renewal period.  The Company also has a home service provider agreement with DirecTV ending May 1, 2013.   The term of this agreement with DirecTV will automatically renew for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.   Although an alternate provider of satellite television services, Echostar, exists, the termination of any or all of its HSP dealer agreements with DirecTV would have a material adverse effect on Multiband's business.

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

MULTIBAND CORPORATION Registrant
Date: August 13, 2009	By:
/s/ James L. Mandel Chief Executive Officer

Date: August 13, 2009	By:
/s/ Steven M. Bell Chief Financial Officer (Principal Financial and Accounting Officer)