Form 10-Q
period 2009-09-30
MULTIBAND CORP
filed 2009-11-16
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________
FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING SEPTEMBER 30, 2009
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

Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐
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

Yes ☐      No ☒

On, November 5, 2009 there were 9,659,797 shares outstanding of the registrant's common stock, no par value, and 490,418 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2009 (unaudited)	September 30, 2008 (unaudited)	September 30, 2009 (unaudited)	September 30, 2008 (unaudited)

REVENUES	$71,421	$12,341	$200,975	$28,861

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	54,645	8,556	158,855	18,770
Selling, general and administrative	13,774	2,758	43,023	7,173
Depreciation and amortization	2,414	846	8,402	2,463
Impairment of assets	-	-	-	66

Total costs and expenses	70,833	12,160	210,280	28,472

INCOME (LOSS) FROM OPERATIONS	588	181	(9,305)	389

OTHER INCOME (EXPENSE)
Interest expense	(1,026)	(301)	(2,771)	(514)
Interest income	9	13	19	32
Management consulting income	-	1,447	-	1,447
Other income(expense)	76	(5)	424	48

Total other income (expense)	(941)	1,154	(2,328)	1,013

NET INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	(353)	1,335	(11,633)	1,402

PROVISION FOR INCOME TAXES	372	286	574	749

NET INCOME (LOSS)	(725)	1,049	(12,207)	653

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	(266)	138	(2,044)	550

NET INCOME (LOSS) ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	(459)	911	(10,163)	103
Preferred stock dividends	70	64	214	4,049
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(529)	$847	$(10,377)	$(3,946)

INCOME (LOSS) PER COMMON SHARE – BASIC:
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.05)	$0.09	$(1.08)	$(0.43)
INCOME (LOSS) PER COMMON SHARE – DILUTED:
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.05)	$0.09	$(1.08)	$(0.43)

Weighted average common shares outstanding – basic	9,659	9,562	9,653	9,184
Weighted average common shares outstanding – diluted	9,659	9,797	9,653	9,184

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2009 (unaudited)	September 30, 2008 (unaudited)	September 30, 2009 (unaudited)	September 30, 2008 (unaudited)

NET INCOME (LOSS)	$(459)	$911	$(10,163)	$103

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(29)	-	(37)	152

COMPREHENSIVE INCOME (LOSS)	$(488)	$911	$(10,200)	$255

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	September 30, 2009 (unaudited)	December 31, 2008 (audited)
CURRENT ASSETS
Cash and cash equivalents	$4,253	$4,346
Securities available for sale	9	46
Accounts receivable, net	15,170	3,437
Other receivable – related party	518	7,666
Inventories	10,387	1,903
Prepaid expenses and other	3,731	1,273
Current portion of notes receivable	61	61
Total Current Assets	34,129	18,732
PROPERTY AND EQUIPMENT, NET	8,438	2,033
OTHER ASSETS
Goodwill	35,489	1,095
Intangible assets, net	24,446	3,668
Other receivable – related party – long term	3,169	-
Notes receivable – long-term, net of current portion	32	39
Other assets	2,197	476
Total Other Assets	65,333	5,278

TOTAL ASSETS	$107,900	$26,043

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share and liquidation preference amounts)

	September 30, 2009 (unaudited)	December 31, 2008 (audited)
CURRENT LIABILITIES
Mandatory redeemable preferred stock, 0 and 15,000 Class F preferred shares	$-	$150
Line of credit	50	-
Short term debt	202	-
Short-term debt – related party	1,400	100
Current portion of long-term debt	456	1,509
Current portion of capital lease obligations	523	311
Accounts payable	34,610	8,274
Accrued liabilities	24,427	4,435
Deferred service obligations and revenue	3,246	1,488
Total Current Liabilities	64,914	16,267
LONG-TERM LIABILITIES
Long-term debt, net of current portion and original issue discount	4,705	46
Long-term debt, net of current portion-related party	33,715	300
Capital lease obligations, net of current portion	539	317
Total Liabilities	103,873	16,930
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Cumulative convertible preferred stock, no par value:
8% Class A (14,171 shares issued and outstanding, $148,796 liquidation preference)	213	213
10% Class B (1,670 and 2,570 shares issued and outstanding, $17,535 and $26,985 liquidation preference)	17	26
10% Class C (113,480 and 114,080 shares issued and outstanding, $1,134,800 and $1,140,800 liquidation preference)	1,469	1,482
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (11,595 shares issued and outstanding, $115,950 liquidation preference)	48	48
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
Class E, no par value, (200,000 and 0 shares issued and outstanding, $2,000,000 and $0 liquidation preference)	2,000	-
Common stock, no par value (9,659,797 and 9,642,374 shares issued and outstanding)	37,856	37,687
Stock subscriptions receivable	(40)	(84)
Options and warrants	46,573	46,038
Accumulated other comprehensive income – unrealized gain on securities available for sale	9	46
Accumulated deficit	(91,297)	(81,314)
Total Stockholders' Equity (Deficit)	(1,652)	5,642
Noncontrolling interest in subsidiaries	5,679	3,471
Total Equity	4,027	9,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,900	$26,043

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(12,207)	$653
Adjustments to reconcile net loss attributable to Multiband Corporation and subsidiaries to net cash provided from operating activities:
Depreciation and amortization	8,402	2,463
Amortization of imputed interest discount	35	219
Amortization of original issue discount related to warrants issued with long term debt	35	-
Amortization of debt issuance costs	15	-
Loss (gain) on sale of property and equipment and intangible assets	(35)	52
Gain on debt extinguishment	-	(30)
Impairment of goodwill, intangibles and property and equipment	-	65
Change in allowance for doubtful accounts on accounts receivable	51	(15)
Change in reserve for stock subscriptions and interest receivable	43	8
Expense related to repricing of warrants	30	-
Stock based compensation expense for future services	-	153
Stock based compensation expense for services	133	18
Compensation expense of restricted stock award	-	24
Management consulting income from DirecTECH	-	(1,447)
Changes in operating assets and liabilities:
Accounts receivable	(7,104)	887
Inventories	5,647	221
Prepaid expenses and other	(1,095)	(52)
Other assets	(21)	120
Accounts payable and accrued liabilities	1,463	(229)
Deferred service obligations and revenue	1,671	781
Net cash flows from (used by) operating activities	(2,937)	3,891
INVESTING ACTIVITIES
Purchases of property and equipment	(2,166)	(112)
Checks issued in excess of bank balance with the purchase of 80% of outstanding stock of DirecTECH operating entities	(369)	-
Cash acquired via purchase of NC (formerly Michigan Microtech, Inc. (MMT))	-	4,044
Cash collected on other receivables – related party acquired with the purchase of NC (formerly Michigan Microtech, Inc. (MMT))	-	2,815
Purchase of US Install	-	(101)
Purchases of intangible assets	(175)	-
Proceeds from sale of property and equipment and intangible assets	-	5
Collections on notes receivable	37	5
Net cash flows from (used in) investing activities	(2,673)	6,656
FINANCING ACTIVITIES
Payments on short-term debt	(25)	-
Payments on long-term debt	(2,657)	(84)
Payments on capital lease obligations	(335)	(152)
Payments on note payable – related party	(1,400)	-
Payments for debt issuance costs	(144)	-
Net advances on line of credit	5	-
Payment on mandatory redeemable preferred stock	(150)	(58)
Payments for stock issuance costs	-	(25)
Payments received on stock subscriptions receivable	-	3
Proceeds from issuance of preferred stock	500	-
Proceeds from note payable – related party	3,700	-
Proceeds from issuance of long-term debt	6,100	100
Redemption of preferred stock	(18)	(102)
Preferred stock dividends	(59)	(81)
Net cash flows from (used in) financing activities	5,517	(399)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93)	10,148
CASH AND CASH EQUIVALENTS - Beginning of Period	4,346	944
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,253	$11,092

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
	(unaudited)	(unaudited)
Cash paid for interest, net of amortization of original issue discount and interest discount	$1,872	$199
Cash paid for federal and state income taxes	611	682

Non-cash investing and financing transactions:
Conversion of Class I preferred stock to common stock	-	3,745
Conversion of Class G preferred stock to common stock	-	150
Conversion of accrued interest into common stock	2	2
Conversion of accrued dividends into common stock	166	175
Intrinsic value of preferred dividends	3	84
Purchase of property and equipment via increase of capital lease obligations	562	47
Warrants issued for long-term notes payable	372	-
Debt reduced by reduction in other receivable from DirecTECH		1,447
Purchase of US Installs via increase in accrued expenses	-	103
Acquisition of securities available for sale upon expiration of contingent rights	-	209
Reduction of stock subscription receivable via cancellation of common stock	-	61
Debt and accrued interest paid with issuance of common stock	-	20
Purchase of 51% of MMT via issuance of notes payable and common stock, net of discount for imputed interest	-	5,783
Increase in short-term debt via offset to accounts payable	159	-
Purchase of 80% of outstanding stock of DirecTECH operating entities via issuance of short and long-term notes payable	38,240	-
Reduction of notes payable via reduction of related party receivable in connection with the purchase of 80% of outstanding stock of DirecTECH operating entities	5,844	-
Reduction of notes payable with issuance notes payable in connection with acquisition		-
Purchase of 29% of outstanding stock of NC (formerly MMT) with issuance of short and long-term notes payable	1,660	-
Purchase of 80% of outstanding stock of DirecTECH operating entities with payment to escrow in 2008	500	-
Reduction of notes payable with issuance notes payable in connection with acquisition	300	-
Reduction of note payable – related party with exchange for preferred stock	1,500	-
Reduction of accounts payable with proceeds from sale of intangible asset and equipment	446	-
Reduction in accounts payable and accrued expenses with issuance of long-term debt	394	-
Common stock issued for services to be rendered	-	158

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months ended September 30, 2009, the Company incurred a net loss attributable to Multiband Corporation and subsidiaries of $10,163 versus the nine months ended September 30, 2008 in which the Company earned a net income attributable to Multiband Corporation and subsidiaries of $103.  At September 30, 2009, the Company had an accumulated deficit of $91,297.  The Company's ability to continue as a going concern is dependent on it attaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Initiate and grow its Home Service Provider (HSP) business by eliminating competitive HSP providers from certain of its core markets.
2.	Improve gross margin percentages by cycling technicians from training and placing them in a revenue generating role and by mitigating work order breakage expense.
3.	Reduce operating expenses by reducing training costs through the lowering of technician turnover, managing professional fees, insurance and other general and administrative expenses.
4.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.
5.	Obtain additional debt financing.
6.	Expand call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.
7.	Solicit additional equity investment in the Company by either issuing preferred or common stock.

Principles of Consolidation

The 2008 consolidated financial statements include the accounts of Multiband Corporation (MBCorp) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MDU), Multiband Subscriber Services, Inc. (MBSS), and Multiband USA, Inc. (MBUSA).  In addition, effective March 1, 2008, the Company acquired a 51% interest in Multiband NC, Inc. (NC) (formerly Michigan Microtech, Inc. (MMT)) and have also included NC’s results of operations and cash flow for the seven months ended September 30, 2008 in the consolidated financial statements for that period.
In addition, effective January 2, 2009, the Company purchased 80% of the issued and outstanding shares of common stock of all of the DirecTECH Holding Co. (DTHC) operating subsidiaries (DirecTECH) (an additional 29% of Multiband NC, Inc. (NC) (formerly Michigan Microtech, Inc. (MMT)), 51% of which was previously purchased effective March 1, 2008 (see Note 3) and 80% of Multiband NE, Inc. (NE), Multiband SW, Inc. (SW), Multiband EC, Inc. (EC), Multiband MDU, Inc. (MBMDU), Multiband DC, Inc. (DC) and Multiband Security, Inc. (Security) (see Note 3)).  The noncontrolling interest in subsidiaries on the unaudited condensed consolidated balance sheet (formerly Minority Interest) and unaudited condensed consolidated statement of operations represents DTHC’s 20% ownership of Multiband NE, Inc. (NE), Multiband SW, Inc. (SW), Multiband EC, Inc. (EC), Multiband NC, Inc. (NC), Multiband MDU, Inc. (MBMDU), Multiband DC, Inc. (DC) and Multiband Security, Inc. (Security).  The 2009 consolidated financial statements include the accounts of all wholly-owned subsidiaries and the newly acquired companies (DirecTECH).  The Company pushes down applicable overhead, interest expense and amortization expense from the parent company (MBCorp) to its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

The Company earns MDU segment revenue as follows:

1.	from voice, video and data communications products which are sold and installed
2.	direct billing of user charges to multiple dwelling units, through the activation of, enhancement of, and residual fees on video programming services provided to residents of multiple dwelling units

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

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

The Company’s policy is to present taxes imposed on revenue-producing transactions on a net basis which means any sales tax charged is not part of the Company’s revenues.

Deferred Revenue

The Company invoices for certain installation upgrade projects upon order of project equipment.  Revenue is deferred on these projects until the equipment is installed.

Goodwill and Other Intangible Assets

The Company periodically evaluates goodwill and other intangible and long-lived assets for potential impairment indicators.  These judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the business segments.  Future events could cause the Company to conclude that impairment indicators exist and that goodwill and other intangible and long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  Goodwill was $35,489 and $1,095 at September 30, 2009 and December 31, 2008, respectively, and is recorded as part of our MDU and HSP segments.  The increase in goodwill during 2009 is due to the purchase of DirecTECH (see Note 3).

Goodwill by business segment consists of the following:

	MBCorp.	MDU	HSP	Total
Balance, December 31, 2008	$-	$50	$1,045	$1,095
Acquisitions	-	312	34,082	34,394
Balance, September 30, 2009	$-	$362	$35,127	$35,489

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

Components of intangible assets are as follows:
	September 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$2,583	$1,087	$801	$526
Contracts with DirecTV	36,902	13,952	11,502	8,060
Customer contracts	102	102	102	86

Total	39,587	15,141	12,405	8,672

Impairment of intangibles	-	-	-	65

Total including impairment	$39,587	$15,141	$12,405	$8,737

Amortization of intangible assets was $1,759 and $669 for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, amortization of intangible assets was $6,469 and $1,851, respectively.  Estimated amortization expense of intangible assets for the remainder of the year ending December 31, 2009 and for the years ending December 31, 2010, 2011, 2012, 2013, 2014 and thereafter is $1,778, $5,726, $5,104, $5,058, $4,961, $1,714 and $92, respectively.  Right of entry contracts contain $13 of contracts that have not been placed in service, therefore no amortization expense has been recorded.  The weighted average remaining life of the intangibles is 4.42 years, with right of entry contracts average life of 4.38 years and contracts with DirecTV of 4.42 years as of September 30, 2009.

Debt Issuance Costs

The Company has incurred $145 of debt issuance costs during the nine months ended September 30, 2009.  The Company amortizes the debt issuance costs over 43 months and includes these costs with other assets on the unaudited condensed consolidated balance sheet.  Amortization of debt issuance costs of $10 and $15 for the three and nine months ended September 30, 2009, respectively, is included in interest expense.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payments at fair value.  The financial statements for the nine months ended September 30, 2009 and 2008 recognize compensation cost for the portion of outstanding awards which have vested during the year.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three months ended September 30, 2009 and 2008 total share-based compensation expense of $19 ($.00 per share) and $209 ($.02 per share), respectively, was included in selling, general and administrative expenses.  For the nine months ended September 30, 2009 and 2008, total share-based compensation expense of $133 ($.01 per share) and $153 ($.02 per share) was included in selling, general and administrative expenses, respectively.  As of September 30, 2009, there was $183 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.98 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2009 and 2008, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Risk-free interest rate	*	3.15%	1.43%	3.15%
Expected life of options granted	*	6.5 Years	5.0 Years	6.5 Years
Expected volatility range	*	95%	95%	94%
Expected dividend yield	*	0%	0%	0%

* - no options were issued this period.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables.  These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.  An option's expected term is the estimated period between the grant date and the exercise date of the option.  As the expected-term period increases, the fair value of the option and the compensation cost will also increase.  The expected-term assumption is generally calculated using historical stock option exercise data.  The Company does not have historical exercise data to develop such an assumption.  In cases where companies do not have historical data and where the options meet certain criteria, the use of a simplified expected-term calculation is allowed.  Accordingly, the Company calculated the expected terms using the simplified method.

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

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued.  All options, warrants, convertible preferred shares, and restricted stock outstanding during the three months September 30, 2009 and the nine months ended September 30, 2009 and 2008 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods. The three months ended September 30, 2008 accounted for dilutive options, warrants, preferred shares, and restricted stock.  For the three months ended September 30, 2008, there were 2,138,244 shares of anti-dilutive shares related to options and warrants that were not included in the denominator for diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator: Income (loss) attributable to common stockholders	$(529)	$847	$(10,377)	$(3,946)

Denominator:
Weighted-average shares outstanding	9,659	9,562	9,653	9,184
Effect of dilutive securities		235	-	-
Denominator for diluted earnings per share	9,659	9,797	9,653	9,184

Basic earnings (loss) per share	$(0.05)	$0.09	$(1.08)	$(0.43)
Diluted earnings (loss) per share	$(0.05)	$0.09	$(1.08)	$(0.43)

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

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

Recent Accounting Pronouncements

Effective September 15, 2009, the Company adopted a new accounting standard that establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the exclusive reference to be applied in the preparation of financial statements in conformity with GAAP. Accordingly, all references to legacy guidance issued under previously recognized authoritative literature have been removed in the third quarter of fiscal 2009. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on the Company’s results of consolidated operations or financial position.

Income Taxes

The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of September 30, 2009 and December 31, 2008.

Reclassifications

Certain accounts in the prior quarter’s unaudited condensed consolidated financial statements have been reclassified for comparative purposes to conform to the current period presentation.  The reclass was a change in presentation of minority interest related to noncontrolling interest in stockholders’ equity (see Note 4).  Also, the MCS segment was combined with the MDU segment in 2009.  These reclassifications had no effect on net income (loss).

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

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

The Company evaluates the purchase price allocation based on the fair value of the assets acquired and liabilities assumed.  The Company recognizes pre-acquisition contingencies at fair value, if fair value can be reasonably determined.  If fair value cannot be reasonably determined, the Company records the contingencies at its best estimate.

Because the Company had previously gained control of NC with its purchase of 51% of NC in March 2008, Multiband recognized the acquisition of additional 29% ownership interest in NC on January 2, 2009 as an equity transaction.  The purchase price of $1,660 increased the accumulated deficit and the transfer of $2,054 of noncontrolling interest to controlling interest decreased the accumulated deficit.  No increase to goodwill or intangibles was recorded as part of this acquisition.

As it relates to the purchase of the remainder of the DTHC operating subsidiaries, the Company recognized the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with certain exceptions.  The Company recognized goodwill as of the acquisition date, measured using an income, market or cost approach, which in most types of business combinations will result in measuring goodwill as the excess of the fair value of consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired or assumed.  A qualitative and quantitative analysis of factors that make up recognized goodwill, such as DirecTECH’s assets, liabilities and other contingent considerations, such as leases and other off-balance sheet commitments, follows.  This analysis is preliminary while the Company is still in its one year measurement period.

A summary of the transaction is as follows:
Cash paid	$500
Short-term debt	500
Promissory note	39,400
Total consideration	40,400
Less consideration for 29% of NC (recorded separately as an equity transaction)	(1,660)
Consideration for 80% of outstanding stock of EC, NE, SW, MBMDU, DC, and Security	$38,740

Assets	$31,348
Intangible assets	27,634
Goodwill	34,193
Liabilities	(48,129)
Noncontrolling interest	(6,306)
$38,740

The fair value of the intangible assets of $27,634 and noncontrolling interest of $6,306 was obtained by management, using a fair value measurement which included applying discount rates of 15%, a terminal value of $28,200, as well as a noncontrolling discount of 30%.

As part of the acquisition, the Company preliminarily assessed a $5,040 contingent legal accrual related to an existing litigation.  In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset 50% of certain claims against the note to DTHC once those claims are settled and paid. The Company has recorded a receivable of $2,290 which represents an estimate of the amount that can be recovered from DTHC based on the preliminary legal estimate. The receivable is classified as long-term since management intends to offset the receivable with any balance remaining on the note payable to DTHC.  At present, the litigation is proceeding through a discovery stage.  While the parties have made some preliminary attempts to settle the matter there is no guarantee that the matter can be settled out of court.  As a result there is no current timeline under which the amount of the aforementioned accrual can be finalized.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

During the three months ended September 30, 2009, the Company increased this contingent legal accrual $1,500 which brings the total accrual to $6,540.  This contingent accrual was increased due to new information obtained during the quarter about facts and circumstances that existed as of the acquisition date related to certain legal matters. This increased accrual produced a purchase price adjustment to goodwill and receivables.  The Company intends to adjust the purchase price allocation should more information become available as to the fair value of the legal contingency during the measurement period.

The Company acquired $25,400 of intangible assets relating to contracts with DirecTV as well as right of entry contracts of $2,234.  At the time of the acquisition, the weighted average remaining life of the intangibles acquired was 2.57 years based on terms without renewals, with right of entry contracts average life of 5.44 years and contracts with DirecTV of 2.33 years.  The weighted average remaining life of the intangibles acquired was 3.49 years assuming one year term renewals, with right of entry contracts average life of 5.44 years and contracts with DirecTV of 3.33 years.  In May 2009, the Company signed a new contract with DirecTV (see Note 10).  The Company capitalizes material costs incurred to renew or extend terms of intangible assets.  No costs have been incurred to renew or extend the terms of intangible assets during the three and nine months ended September 30, 2009.  Goodwill and intangible assets acquired are not expected to be deductible for tax purposes.

The Company’s report on Form 10-K for the year ended December 31, 2008 contained a preliminary estimated fair value of all the aforementioned assets and liabilities related to the purchase.  At the time of the preliminary estimate DirecTech had not completed its audit for the year ended December 31, 2008.  Nor at this time had the Company completed its procedures to value and allocate the final purchase price to intangible and tangible assets acquired in the acquisition.  The Company’s subsequent receipt of final balance sheet information to the aforementioned Form 10-K filing, necessitated a revision of the DirecTech purchase price valuation.  This revision is reflected in this footnote.  The revision consists of reallocations of goodwill and other intangible assets related to the purchase.  More specifically, goodwill assets were increased by $14,400 and intangible assets were decreased by $9,066 from the original estimate, due to the additional purchase of 29% of NC being treated as an equity transaction and therefore no additional assets (including goodwill) or liabilities were allocated for NC in the purchase price (see Note 4).  At June 30, 2009, the Company revised the fair value of the contingent consideration from $1,608 to zero.  The Company determined that the significant level 3 inputs previously used to determine the contingent consideration were incomplete.  After further review, the Company determined that it was appropriate to define this change as a measurement period adjustment to the purchase price.  At September 30, 2009, the Company adjusted the contingencies estimated as a result of improved information regarding circumstances that existed as of the acquisition date which increased the liability by $1,090 and goodwill and receivables by $545.

Since the transaction was effective January 2, 2009, there has been no change in the September 30, 2009 balance sheet or income statement for the three and nine months ended September 30, 2009.  The unaudited pro forma information for the three and nine months ended September 30, 2008 does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

	2008
	Consolidated as reported	2008 Pro Forma
Three months ended September 30, 2008
Revenues	$12,341	$60,018

Income(loss) from operations	181	1,566

Net income attributable to Multiband Corp and subsidiaries	911	(45)
Preferred stock dividends	64	64
Income attributable to common shareholders	$847	$(109)

Income (loss) attributable to common shareholders per common share – basic	$0.09	$(0.01)

Income (loss) attributable to common shareholders per common share – diluted	$0.09	$(0.01)

Weighted average shares outstanding – basic	9,562	9,562

Weighted average shares outstanding – diluted	9,797	9,562

Nine months ended September 30, 2008
Revenues	$28,861	$171,759

Income from operations	389	(3,303)

Net income attributable to Multiband Corp and subsidiaries	103	(6,338)
Preferred stock dividends	4,049	4,049
Loss attributable to common shareholders	$(3,946)	$(10,387)

Loss attributable to common shareholders per common share – basic and diluted	$(0.43)	$(1.11)
Weighted average shares outstanding – basic and diluted	9,184	9,353

NOTE 4 – Noncontrolling Interest

	September 30, 2009	December 31, 2008
Equity of noncontrolling interest (previously minority interest) in subsidiaries:
Noncontrolling interest in subsidiaries, beginning balance	$3,471	$-
Purchase of 51% of NC	-	2,819
Purchase of 80% of NE, SC, EC, MBMDU, DC & Security	6,306	-
Purchase of 29% NC from noncontrolling interest	(2,054)	-
Net income(loss) attributable to the noncontrolling interest in subsidiaries	(2,044)	652
Noncontrolling interest (previously minority interest) in subsidiaries, ending balance	$5,679	$3,471

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

NOTE 5 – Inventories

	September 30, 2009	December 31, 2008
Inventories consisted of the following:
DirecTV – serialized	$3,956	$813
DirecTV – nonserialized	4,309	670
Other	2,122	420
Total	$10,387	$1,903

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

NOTE 6 – Securities Available for Sale

As of December 31, 2007, Multiband had the voting rights for and was holding in trust 58,161 common shares of URON for various contingent rights holders whose rights were tied to potential future warrant exercises or preferred stock conversions.  The Company values these shares at fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company values and records all investment securities transactions on a trade date basis.  Securities listed on a national or regional securities exchange are valued at their last reported sales price on the last business day of the period.  Securities which are not traded on a major exchange or for which no sale was reported on that date are valued at the average of their last quoted "bid" price and "asked" price.  Short positions are valued at the last quoted "asked" price.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs.  The Company’s investments in available-for-sale securities was determined based on quoted market prices in active markets for identical assets and liabilities (level 1).  As of February 4, 2008, certain aforementioned contingent rights were not exercised by the various holders; therefore Multiband owns 37,994 shares of URON.  As a result, Multiband recorded the fair value of URON shares based on quoted market prices as an unrealized gain.  URON subsequently changed their name to Western Capital Resources, Inc.  At September 30, 2009 and December 31, 2008 the balance in securities available for sale was $9 and $46, respectively.

Securities available for sale consisted of the following:
	September 30, 2009	December 31, 2008
Beginning balance	$46	$-
Initial investment	-	122
Current period unrealized loss	(37)	(76)
Ending balance	$9	$46

Fair value of securities available for sale is as follows:
	Cost	Unrealized Gain(Loss)	Fair Value at Period End
September 30, 2009	$-	$9	$9
December 31, 2008	$-	$46	$46

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

NOTE 7 – Notes Payable

On May 26, 2009, the Company paid off its loan from Convergent Capital Partners I, L.P., in the amount of $1,400. On May 27, 2009, the Company entered into a loan agreement with Convergent Capital Partners, II, L.P. for $5,000. This loan carries an interest rate of fourteen percent and requires monthly interest only payments until December 2012 when the principal is due and payable in full.  In connection with this loan, the Company paid a closing fee to the lender of $100.  The Company also issued the lender 212,574 fully vested five year warrants with an exercise price of $3.  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The warrants were valued at $372 using the Black Scholes pricing model, recorded as original issue discount, and amortized as interest expense over the term of the note.  The Company expensed $27 and $35 during the three and nine months ended September 30, 2009, respectively.  In the event the Company wishes to prepay the loan a prepayment penalty will be assessed.  The loan gives the lender a first security position in the Company’s assets.  The loan contains certain covenants with regards to the Company’s quarterly earnings before interest, taxes, depreciation and amortization.  The Company is in compliance with this covenant at September 30, 2009.

NOTE 8 – Accrued Liabilities

Accrued liabilities consisted of the following:
	September 30, 2009	December 31, 2008
Payroll and related taxes	$7,851	$1,354
Accrued legal settlements and contingencies	6,420	960
Accrued preferred stock dividends	614	622
Accrued contract labor	3,250	-
Accrued income taxes	445	499
Other	5,847	1,000
Total Accrued Liabilities	$24,427	$4,435

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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

Segment disclosures are as follows:
	MBCorp	MDU	HSP	Total
Three months ended September 30, 2009:
Revenues	$-	$6,595	$64,826	$71,421
Income (loss) from operations	(976)	36	1,528	588
Identifiable assets	2,744	12,868	92,288	107,900
Depreciation and amortization	99	1,022	1,293	2,414
Capital expenditures	69	636	35	740

	MBCorp	MDU	HSP	Total
Three months ended September 30, 2008:
Revenues	$-	$4,948	$7,393	$12,341
Income (loss) from operations	(547)	164	564	181
Identifiable assets	4,675	6,590	12,877	24,142
Depreciation and amortization	277	560	9	846
Capital expenditures	21	14	11	46

	MBCorp	MDU	HSP	Total
Nine months ended September 30, 2009:
Revenues	$-	$18,625	$182,350	$200,975
Loss from operations	(2,997)	(346)	(5,962)	(9,305)
Identifiable assets	2,744	12,868	92,288	107,900
Depreciation and amortization	278	3,049	5,075	8,402
Capital expenditures	215	1,896	55	2,166

	MBCorp	MDU	HSP	Total
Nine months ended September 30, 2008:
Revenues	$-	$12,884	$15,977	$28,861
Income (loss) from operations	(2,290)	826	1,853	389
Identifiable assets	4,675	6,590	12,877	24,142
Depreciation and amortization	693	1,750	20	2,463
Capital expenditures	43	58	11	112

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

NOTE 10 – Commitments and Contingencies

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated.  The Company has recorded $6,420 of accrued liabilities as of September 30, 2009 for claims and potential settlements associated with existing litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  At present, the Company is vigorously defending those claims.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset 50% of certain claims, currently estimated at $5,975, against the note to DTHC once those claims are settled and paid.  The Company has recorded a receivable of $3,169 as of September 30, 2009 which represents an estimate of the amount that potentially be recovered from DTHC including legal fees.  The Company’s portion of defense costs are expensed as incurred.  Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

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

The Company also has a separate home service provider agreement with DirecTV ending May 1, 2013.  The term of this agreement with DirecTV will automatically renew as of May 1, 2013 for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DirecTV amounted to 99.5% and 99.3% of total revenue for the three and nine months ended September 30, 2009, respectively.  Revenues generated from DirecTV for the three and nine months ended September 30, 2008 were 93.5% and 91.4% of total revenue, respectively.  Accounts receivable from this customer was 83.2% and 52.6% of total accounts receivable as of September 30, 2009 and December 31, 2008, respectively.  The Company purchases a substantial portion of its inventory from DirecTV.  DirecTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DirecTV, related to inventory being supplied, was $17,606 and $3,034 at September 30, 2009 and December 31, 2008, respectively.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

Line of credit

The Company has a line of credit agreement with a bank that provides borrowings up to $50, due on demand.  Amounts outstanding under this line of credit carry an interest rate defined as the prime rate plus 3.0% (6.25% as of September 30, 2009). As of September 30, 2009 and December 31, 2008, the amount outstanding was $50 and $0, respectively. This line of credit is guaranteed by a shareholder of the Company.

Current portion of long-term debt

At December 31, 2008, the Company was in compliance with all debt covenants of its lender, Convergent Capital.  This loan was paid off May 26, 2009 (see Note 7).  The Company is also in compliance with the new loan has debt covenants for the three months ended September 30, 2009 (see Note 7).

Operating leases – vehicles

The Company leases substantially all of its fleet vehicles under operating leases from one lessor.  Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year.  After one year, the Company has the option to renew the open ended lease for one year renewal periods or surrender the leased vehicle to the lessor to be sold.  If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess. If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor.  The Company has entered this agreement jointly and severally with various of its subsidiaries.  For the three months ended September 30, 2009 the Company recognized a loss on the sale of vehicles of $65 and a gain of $181 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 the Company recognized a loss on the sale of vehicles of $137 and a gain of $179 for the seven months ended September 30, 2008.  For the three months ended September 30, 2009 and 2008 the Company’s operating lease expense under the lease totaled approximately $1,813 and $381, respectively.  For the nine months ended September 30, 2009 and seven months ended September 30, 2008, the Company’s operating lease expense under the lease totaled approximately $5,550 and $748, respectively.  In addition, the Company has a security deposit with the lessor in the amount of approximately $1,701 and $257 which is included in other assets in the accompanying balance sheet as of September 30, 2009 and December 31, 2008, respectively.

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease.  This guaranty has no effect on the Company’s consolidated financial statements for the nine months ended September 30, 2009 and 2008. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $349 in rent payments plus any associated charges such as property taxes and common area maintenance.  The Company has determined that it is not required to record any obligations related to this guaranty.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

NOTE 11 – Income Taxes

Due to the Company’s purchase of 80% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) (an additional 29% of Multiband NC, Inc. (NC) (formerly Michigan Microtech, Inc. (MMT)), 51% of which was previously purchased effective March 1, 2008 and 80% of Multiband NE, Inc. (NE), Multiband SW, Inc. (SW), Multiband EC, Inc. (EC), Multiband MDU, Inc. (MBMDU), Multiband DC, Inc. (DC) and Multiband Security, Inc. (Security) effective January 2, 2009 the Company will file a 2009 consolidated tax return which includes all of the newly acquired subsidiaries.  Therefore, the Company may be able to utilize the tax loss carryforwards of Multiband Corporation if there is taxable income, subject to known limitations of the use of the tax loss carryforwards.  For the three months ended September 30, 2009 and 2008, the Company has recorded income tax expense of $372 and $286, respectively, related to state taxes.  For the nine months ended September 30, 2009 and 2008, the Company recorded income tax expense related to state taxes of $574 and $749, respectively.

The Company assesses the uncertainty in the income taxes recognized in its financial statements caused by the noncomparability in reporting tax assets and liabilities by; (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations  The Company’s federal and state tax returns are potentially open to examinations for years 2006-2008.  The Company has no significant unrecognized tax benefits as of September 30, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

NOTE 12 – Related Party Transactions

On September 30, 2009, the Company issued 50,000 shares of preferred series E stock for $500 cash to director Eugene Harris.

On September 1, 2009, the Company entered into an unsecured short term promissory note in the amount of $800 with J. Bas Mattingly, Vice President of Business Development of Multiband.  The note carries an interest rate of 4% per annum due.  Principal and interest is due and payable December 31, 2009.

On May 26, 2009, the Company entered into a separate short-term loan with Mr. Bennett in the amount of $1,400.  This loan was paid in full on May 28, 2009.  The term of the loan was approved by the disinterested members of the Company’s audit committee.

On April 15, 2009, the Company entered into an unsecured short term promissory note in the amount of $1,500 with director Frank Bennett. The note carried an interest rate of 6% with a 1% origination fee totaling $15, and was due May 15, 2009.  On May 4, 2009, the note was extended until June 15, 2009.  On June 15, 2009, the note was extended until June 14, 2011.  The terms of the loans were approved by the disinterested members of the Company’s audit committee.  On September 30, 2009, this note was effectively paid off with the issuance of 150,000 shares of preferred series E stock for $1,500 to Frank Bennett.

On January 2, 2009, the Company entered into a promissory note in the amount of $40,200 with DTHC, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default).  The note was subsequently adjusted by $5,844 for an offsetting receivable which was on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $34,356.  The Company has the right to offset 50% of certain claims against the note to DTHC once those claims are settled and paid.  As of September 30, 2009, the Company has offset $641 of its claims which brings the remaining balance of the note to $33,715.

Proceeds for the acquisition of US Install Inc. by the Company completed in February, 2008 were obtained via an unsecured promissory note in the amount of $100 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Bas Mattingly, chairman of DTHC, which is a 20% owner of DirecTECH.  The note carries an interest rate of 7% per annum and is expected to be extended through April 1, 2010.

The Company has a line of credit agreement with a bank that provides borrowings up to $50 (see Note 10).  This line of credit is guaranteed by J. Bas Mattingly, chairman of DTHC.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(in thousands, except for share amounts)

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

In 2008, Multiband and DTHC performed certain management and information systems functions for one another pursuant to management consulting and employee leasing agreements.  These agreements terminated concurrent with Multiband’s purchase of the former DTHC operating entities (Note 3).  During the three and nine months ended September 30, 2008, the Company has reduced selling, general and administrative expenses $330 and $960 as a reimbursement of direct expenses in relation to these management consulting agreements, respectively.

Prior to the purchase of DirecTECH on January 2, 2009, Multiband provided support center services to a then DirecTECH MDU (DTMDU), subsidiary of DTHC, currently Multiband MDU, Inc. (MBMDU).  The Company recorded MDU segment revenue of $115 and $254 from DTMDU for the three and nine months ended September 30, 2008, respectively.  DTMDU was also one of the system operators in the MDU segment during 2008.  The Company has recorded MDU segment cost of products and services of $659 and $1,681 for the three and nine months ended September 30, 2008 related to this system operator, respectively.  The Company had $771 in accounts receivable and $1,127 in accounts payable related to these agreements at December 31, 2008.

Multiband also had receivable balances with various DTHC entities at December 31, 2008 of $7,666.  Of this amount, $5,844 was subsequently offset in the first quarter of 2009 against the purchase price note used to acquire majority ownership of the operating subsidiaries of DTHC (Note 3).

The Company has a note receivable due from a non-affiliated entity that is 50% owned by a shareholder.  The stated value of this note receivable is $12 and $51 at September 30, 2009 and December 31, 2008, respectively.  The note is non-interest bearing and is paid monthly beginning October 31, 2007 through maturity on December 31, 2009.  The Company has discounted this note to its present value using the Company’s effective borrowing rate.  The carrying value of this note receivable was $0 and $34 at September 30, 2009 and December 31, 2008, respectively.  Interest income on this note is immaterial and has not been recognized.

In 2008, Multiband earned a performance bonus as part of the aforementioned management consulting agreement with DTHC of $1,447 which was paid via reduction of the debt incurred in the acquisition of MMT (see Note 3).  The Company recorded this consulting income as part of other income and expense on the statement of operations because the income does not constitute the entity’s ongoing major or central operations.  The consulting income was not a reimbursement of direct expenses.

NOTE 13 – Subsequent Events

In connection with preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 16, 2009, the date these unaudited consolidated financial statements were issued.

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS).  MBS provided voice, data and video systems and services to business and government.  The MBS business segment was sold effective April 1, 2005.  The Company’s MCS segment (now known as MDU) began in February 2000.  MCS, the Company’s continuing operating division, provides voice, data and video services to multiple dwelling units (MDU), including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc., which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.  At October 31, 2009, the Company had approximately 135,000 owned and managed subscriptions with an additional 51,000 subscriptions supported by the call center.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES		DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 30, 2009 (unaudited)	September 30, 2008 (unaudited)	September 30, 2009 (unaudited)	September 30, 2008 (unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	76.5%	69.3%	79.0%	65.0%

SELLING, GENERAL & ADMINISTRATIVE	19.3%	22.3%	21.4%	24.9%
DEPRECIATION & AMORTIZATION	3.4%	6.9%	4.2%	8.5%
IMPAIRMENT OF ASSETS	-	-	-	0.2%

INCOME (LOSS) FROM OPERATIONS	.8%	1.5%	-4.6%	1.4%
INTEREST EXPENSE & OTHER, NET	-1.3%	9.3%	-1.1%	3.5%
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	-.5%	10.8%	-5.8%	4.9%
PROVISION FOR INCOME TAXES	.5%	2.3%	.3%	2.6%
NET INCOME (LOSS)	-1.0%	8.5%	-6.1%	2.3%
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-.4%	1.1%	-1.0%	1.9%
NET INCOME (LOSS) ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	-.6%	7.4%	-5.1%	.4%

RESULTS OF OPERATIONS

Revenues

Total revenues increased 478.7% to $71,421 for the quarter ended September 30, 2009 as compared to $12,341 for the quarter ended September 30, 2008.  Revenues for the nine month period ended September 30, 2009 increased 596.4% to $200,975 from $28,861 for the same period in 2008.  This overall increase in revenues is due to the purchase of the former DirecTECH operating entities in January 2009.

Revenues for the three months ended September 30, 2009 for the HSP segment, were $64,826 in comparison to $7,393 for the same period in 2008, an increase of 776.9%.  Revenues for the nine month period ended September 30, 2009, for the HSP segment (acquired March 1, 2008), were $182,350 as compared to $15,977 for the same period in 2008, an increase of 1041.3%. This increase is due to the purchase of the former DirecTECH operating subsidiaries (see Note 3).  During the three months ended September 30, 2009, the increased HSP segment revenue is due to improved job mix and increased incentive revenue over prior periods.  The Company expects that HSP segment fourth quarter revenues will be slightly lower than the previous quarter due to typical seasonality.

Revenues in the third quarter of 2009 for the MDU segment increased 33.3% to $6,595 as compared to $4,948 in the third quarter of 2008.  Revenues for the nine month period ended September 30, 2009, for the MDU segment, increased 44.6% to $18,625 from $12,884 for the same period in 2008.  These increases are primarily due to a larger subscriber base, and increased activity from the call center.  The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.  Due to demand for high definition television services and a larger subscriber base, MDU revenues are expected to remain above 2008 levels for the balance of 2009.

Cost of Products and Services (Exclusive of depreciation and amortization)

The Company's cost of products and services, increased by 538.7% to $54,645 for the quarter ended September 30, 2009, as compared to $8,556 for the similar quarter last year.  For the nine months ended September 30, 2009, cost of products and services were $158,855 compared to $18,770 in the prior year, a 746.3% increase.  Overall cost of products and services increased due to the purchase of the former DirecTECH operating entities in January 2009.

Cost of products and services for the HSP segment for the three months ended September 30, 2009 were $50,298 for the HSP segment (acquired March 1, 2008), compared to $5,252 for the similar quarter the prior year, an 857.7% increase.  For the nine months ended September 30, 2009, cost of products and services were $146,288 for the HSP segment (acquired March 1, 2008), compared to the $10,989 for the seven months ended September 30, 2008, a 123.1% increase.  This increase is due to the purchase of the former DirecTECH operating entities (see Note 3).

Cost of products and services for the MDU segment for the quarter were $4,347 compared to $3,304 in the same quarter last year, a 31.6% increase.  For the nine months ended September 30, 2009, cost of products and services were $12,567 for the MDU segment, compared to $7,780 in the prior year, a 61.5% increase.  The increase in cost of products and services in the MDU segment is primarily related to the purchase of MBMDU, one of the former DirecTECH operating subsidiaries.  The increase in costs is also related to the increase in revenue generated by the system operators due to a change in revenue mix and certain commission payments.  In 2009, the Company expects MDU cost of products and services to increase slightly throughout the balance of the year due to certain commission payments.

During the remainder of 2009, the Company expects HSP cost of products and services to remain consistent with third quarter results in relation to revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 399.6% to $13,774 in the quarter ended September 30, 2009, compared to $2,758 in the prior year’s quarter due primarily to the acquisition of DirecTECH in 2009.  Selling, general and administrative expenses were, as a percentage of revenues, 19.3% for the quarter ended September 30, 2009 and 22.3% for the similar period a year ago.  For the nine months ended September 30, 2009, selling, general and administrative expenses increased 499.8% to $43,023 compared to $7,173 for the nine months ended September 30, 2008, due primarily to the acquisition of DirecTECH in 2009.  As a percentage of revenue, selling, general and administrative expenses were 21.4% for the nine months ended September 30, 2009, compared to 24.9% for the same period in 2008.  The decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to the significant increase in revenues with proportionately less increases in payroll and administrative expenses.  The Company anticipates that for the remainder of 2009, selling, general and administrative expenses will remain consistent with third quarter levels.

Depreciation and Amortization

Depreciation and amortization expense increased 185.3% to $2,414 for the quarter ended September 30, 2009 compared to $846 in the prior year’s quarter.  For the nine months ended September 30, 2009, depreciation and amortization expense increased 241.1% to $8,402 compared to $2,463 for the nine months ended September 30, 2008.  This increase is largely due to amortization of intangibles related to the DirecTECH purchase (see Note 3).  Depreciation and amortization expense is expected to remain at levels comparable to the third quarter through the remainder of 2009.

Income (Loss) from Operations

The Company, in the third quarter of 2009, incurred income from operations of $588 as compared to generating an income of $181 during the prior year’s comparable period.  Loss from operations was $9,305 during the first nine months of 2009 compared to an income of $389 during the first nine months of 2008.  During the quarter ended June 30, 2009, the Company incurred a material operating loss primarily due to significant hiring and training expenses and inventory breakage related to changes in work order closure technology.  During the quarter ended September 30, 2009, the Company generated an operating profit of $588 as the aforementioned hiring, training and inventory breakage expenses were reduced.  Although the Company cannot definitively predict future quarter operating results, we have reason to believe second quarter operating results were atypical.
The MDU segment generated an income from operations of $36 for the three months ended September 30, 2009 and incurred a loss from operations of $346 for the nine months ended September 30, 2009 compared to income from operations of $164 and $826 for the three and nine months ended September 30, 2008.  The MBCorp segment, which has no revenues, incurred a loss from operations of $976 for the three months ended September 30, 2009 and $2,997 for the nine months ended September 30, 2009 compared to losses of $547 and $2,290 for the same periods last year.  For the third quarter of 2009, the HSP segment generated an income from operations of $1,528, compared to income from operations of $564 in the same period last year, which included NC (MMT) only.  During the three months ended September 30, 2009, the Company’s improved job mix and earnings from incentives increased its revenue over prior periods. For the nine months ended September 30, 2009, loss from operations was $5,962 for the HSP segment, compared to an income from operations of $1,853 in the prior year which included seven months of NC (MMT) only.  The MBCorp segment loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels.  The Company believes it can enhance profitability in its MDU division by growing its subscriber base at existing properties since the on-going selling, general and administrative expenses to service those subscribers is more variable than fixed.  The HSP segment is expected maintain its profitability by reaching incentive goals and continued improvement in job mix.

Interest Expense

Interest expense was $1,026 for the quarter ended September 30, 2009, versus $301 for the similar period a year ago.  Amortization of original issue discount was $11 and $0 for the three months ended September 30, 2009 and 2008.  Interest expense was $2,771 for the nine months ended September 30, 2009 and $514 for the same period last year, primarily reflecting an increase due to interest expense incurred on the debt issued for the purchase of DirecTECH (see Note 3).  Amortization of original issue discount was $15 for the nine months ended September 30, 2009, respectively and $0 for the same period last year.

Management consulting income

During the three months ended September 30, 2008, Multiband recorded a performance bonus as part of the management consulting agreement with DTHC of $1,447 which was paid via reduction of the debt incurred in the acquisition of MMT (see Note 3 and Note 12).  The Company recorded this consulting income as part of other income and expense on the statement of operations because the income does not constitute the entity’s ongoing major or central operations.  The consulting income was not a reimbursement of direct expenses.  No income was earned during the comparable period ended September 30, 2009.  This income is part of the Multiband Corp. business segment.

Noncontrolling Interest

Effective January 1, 2009, the Company transitioned from accounting for a minority interest to accounting for noncontrolling interests in subsidiaries (see Note 4).  This resulted in the transferring of minority interest of $3,471 at December 31, 2008 related to the 51% ownership of NC from the mezzanine section of the balance sheet to the noncontrolling interest in the equity section of the balance sheet.  As of January 2, 2009, Multiband purchased an additional 29% of the outstanding stock of NC, $2,054 of noncontrolling interest was transferred to Multiband’s controlling interest related to this acquisition, leaving $1,417 as the remaining value of the noncontrolling interest.  In addition, Multiband purchased 80% of the outstanding stock of EC, NE, SC, DC, Security and MBMDU (see Note 3).  The Company recorded $6,306 of noncontrolling interest related to this acquisition. The net loss attributable to the noncontrolling interest in subsidiaries for the three and nine months ended September 30, 2009 was ($266) and ($2,044), respectively.  For the three and nine months ended September 30, 2008, net income attributable to the noncontrolling interest in subsidiaries was $138 and $550, respectively.

Income Taxes

Due to the Company’s purchase of 51% of NC’s stock, effective March 1, 2008, NC did not file consolidated tax returns in 2008 with its former parent DTHC but filed as a single entity as it no longer meets the 80% ownership required for tax consolidation.  Effective with the additional stock purchased in 2009, NC expects to be able to utilize the tax loss carryforwards of Multiband Corporation. For the three months ended September 30, 2009 and 2008, the Company has recorded income tax expense of $372 and $286, respectively, related to state taxes.  For the nine months ended September 30, 2009 and 2008, the Company recorded income tax expense related to state taxes of $574 and $749, respectively.

Net Income (Loss) Attributable to Multiband Corporation and Subsidiaries

In the third quarter of fiscal 2009, the Company reported a net loss attributable to Multiband Corporation and subsidiaries of $459 compared to a net income attributable to Multiband Corporation and subsidiaries of $911 for the third fiscal quarter of 2008.  For the nine months ended September 30, 2009, the Company recorded a net loss attributable to Multiband Corporation and subsidiaries of $10,163 compared to a net income attributable to Multiband Corporation and subsidiaries of $103 for the nine months ended September 30, 2008.  The net income for the three and nine months ended September 30, 2008 was largely due to the addition of the HSP segment via the acquisition of MMT, the sale of unprofitable subscribers in the MCS segment, the increase in managed subscribers in the MDU segment, and the management consulting income in Multiband Corp. segment.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, the Company incurred net losses attributable to Multiband Corporation and subsidiaries of $10,163 compared to a net income attributable to Multiband Corporation and subsidiaries of $103 for the nine months ended September 30, 2008.  Net cash used by operations during the nine months ended September 30, 2009 was $2,937 as compared to the net cash from operations during the nine months ended September 30, 2008 of $3,891.  During the quarter ended June 30, 2009, the Company incurred a material operating loss primarily due to significant hiring and training expenses and inventory breakage related to changes in work order closure technology.  During the quarter ended September 30, 2009, the Company generated an operating profit of $588 as the aforementioned hiring, training and inventory breakage expenses were reduced.  Although the Company cannot definitively predict future quarter operating results, we have reason to believe second quarter operating results were atypical.  As of September 30, 2009, the Company met the compliance covenants of its lender, Convergent Capital.

Cash and cash equivalents totaled $4,253 at September 30, 2009 versus $4,346 at December 31, 2008.  Working capital deficit at September 30, 2009 was $30,785 as compared to positive working capital of $2,465 at December 31, 2008, primarily due to the acquisition of the former DTHC operating entities.  Total debt and capital lease obligations increased by $38,957 in the nine months ended September 30, 2009 due mainly to the addition of notes payable in order to purchase DirecTECH.  The Company had a material increase in accounts receivable, accounts payable and accrued liabilities for the period ended September 30, 2009 versus the period ended December 31, 2008 due to the acquisition of 80% of outstanding stock of the former DTHC operating entities.  Net cash used by investing activities totaled $2,673 for the period ended September 30, 2009, compared to net cash of $6,656 provided by investing activities for the period ended September 30, 2008, related to cash acquired in the acquisition of NC (formerly MMT).

The Company experienced a material increase in revenues between the quarter ended September 30, 2009 and the quarter ended September 30, 2008 as a result of the additional revenue obtained from the purchase of the former DTHC operating entities.  For the balance of 2009, the Company intends to focus on facilitating growth of its HSP business segment and its managed subscriber services including its support center and its master system operator program.  The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $2,166 for capital expenditures during the nine months ended September 30, 2009, as compared to $112 in the similar period last year.  Capital expenditures consisted of project build-outs and equipment acquired for internal use.  This increase was related to an expansion of company funded video and internet service build outs to MDU properties made during 2009.  Throughout the remainder of 2009, the Company estimates that it will have $500 of additional capital expenditures.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Initiate and grow its Home Service Provider (HSP) business by eliminating competitive HSP providers from certain of its core markets
2.	Improve gross margin percentages by cycling technicians from training and placing them in a revenue generating role and by mitigating work order breakage expense.
3.	Reduce operating expenses by reducing training costs through decreased technician turnover, managing professional fees, insurance and other general and administrative expenses.
4.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.
5.	Obtain additional debt financing.
6.	Expand call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.
7.	Solicit additional equity investment in the Company by issuing either preferred or common stock.
The Company, as of September 30, 2009, needs to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations.  The Company, during the third quarter, did raise $2,000 in equity through the sale of preferred stock and sold intangible assets and equipment for approximately $446.  Since the Company acquired significant assets in its purchase of 80% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets.  Management believes that through a combination of leveraging assets, its cash on hand, greater expense control, positive operating income, combined with capital resources and the potential ability to monetize intangible subscriber assets, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairment of Long-Lived Assets

The Company’s long-lived assets include property, equipment and leasehold improvements.  At September 30, 2009, the Company had net property and equipment of $8,438, which represents approximately 7.8% of the Company’s total assets.  In assessing for potential impairment for these assets, the Company considers future performance.  If these forecasts are not met, the Company may have to record an impairment charge, which may be material.  During the three and nine months ended September 30, 2009 and 2008, the Company did not record any impairment losses related to long-lived assets.

Impairment of Goodwill

At year end, we test goodwill for impairment.  If indicators of impairment are determined to exist, we test goodwill for impairment quarterly.  Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our operating segments.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our operating segments which amounts to $35,489 as of September 30, 2009, may be impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  During the three and nine months ended September 30, 2009 and 2008, the Company did not record any impairment losses related to goodwill.

Impairment of Intangible Assets

The intangible assets consist of rights of entry contracts, contracts with DirecTV and customer contracts.  These intangibles are being amortized over their estimated useful lives ranging from 3.5 to 119 months.  If significant changes would occur to the estimated future cash flows associated with these intangibles, the Company would determine if there is impairment and reduce the value of intangibles based on the discounted present value of such cash flows.  At September 30, 2009, the Company had net intangibles of $24,446 which represented approximately 22.7% of the Company’s total assets.  During the three and nine months ended September 30, 2009, the Company did not record any impairment charge to intangible assets.  During the three and nine months ended September 30, 2008, the Company recorded an impairment charge to intangible assets of $0 and $66, respectively.

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

Share-Based Payments

The Company accounts for its stock options using fair value for the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables.  These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.  During the third quarter of 2008, the Company evaluated the variables used in calculating its option values and through their application has reduced the ongoing expense recorded related to stock options.

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

The Company earns MDU segment revenue as follows:

•	from voice, video and data communications products which are sold and installed
•	direct billing of user charges to multiple dwelling units, through the activation of, enhancement of, and residual fees on video programming services provided to residents of multiple dwelling units

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

The Company’s policy is to present taxes imposed on revenue-producing transactions on a net basis which means any sales tax charged is not part of the Company’s revenues.

Deferred Revenue

The Company invoices for certain installation upgrade projects upon order of project equipment.  Revenue is deferred on these projects until the equipment is installed.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations as of September 30, 2009, that have changed materially since our annual 10-K filing.  The changes are due to the acquisition of the DTHC operating subsidiaries (see Note 3) and the effect these additional contractual obligations including interest payments are expected to have on our liquidity and cash flows in future periods:
	Total	1 Year or Less	2-3 Years	Over 3 Years
Operating leases – buildings	$4,805	$1,743	$2,311	$751
Operating leases – vehicles	16,928	6,615	8,306	2,007
Short-term debt, related party	1,421	1,421	-	-
Long-term debt	7,934	1,372	6,509	53
Long-term debt, related party	42,844	3,566	5,563	33,715
Capital lease obligations	983	473	505	5
Totals	$74,915	$15,190	$23,194	$36,531

ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

The Company is not subject to any material interest rate risk as all current lending agreements are at fixed rates of interest.  The Convergent Capital note of $1,400, which varied from 11% to 14%, dependent on the Company’s common stock price was paid off on May 26, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934.  As of September 30, 2009, the Company has not tested the effectiveness of any controls or procedures with regards to its HSP business segment due to the recent acquisition of same.  The Company does intend to perform such testing prior to December 31, 2009.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated.  The Company has recorded $6,420 of accrued liabilities as of September 30, 2009 for claims and potential settlements associated with existing litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  At present, the Company is vigorously defending those claims.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset 50% of certain third party claims against the purchase price note to DTHC once those claims are settled and paid.  The Company has recorded a receivable of $3,169 as of September 30, 2009, which represents an estimate of the 50% portion to be offset against the note to DTHC due to certain third party claims.  The Company’s portion of defense costs are expensed as incurred.  Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

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

Net Income (Losses) Attributable to Multiband Corporation and Subsidiaries

The Company had a net loss attributable to Multiband Corporation and subsidiaries of $10,163 for the nine months ended September 30, 2009, net income of $945 for the year ended December 31, 2008 and net loss of $6,088 for the year ended December 31, 2007.  The Company may never be consistently profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve profitability from operating activities, we may not be able to meet:
o           our capital expenditure objectives;
o           our debt service obligations; or
o           our working capital needs.

Working Capital

The Company had a working capital deficit of $30,785 at September 30, 2009 as compared to positive working capital in the amount of $2,465 at December 31, 2008 due to the acquisition of DirecTECH.

Goodwill and Intangible Assets

As of September 30, 2009, the Company had goodwill of $35,489 and intangibles of $24,446 primarily related to the purchase of DirecTECH.  At September 30, 2009 the Company did not note any indications of impairment related to goodwill or its intangible assets.

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

Competition

We face competition from others who are competing for a share of the MDU and HSP markets, including other satellite companies, cable companies and telephone companies.  Some of these companies have significantly greater assets and resources than we do.

Uncertain Effects of the Acquisition

During the first quarter of 2009, the Company completed its Stock Purchase Agreement (SPA) with DTHC (see Note 3).  The DTHC operating entity business as merged into the Multiband business may not achieve the operating results and growth anticipated by management in structuring the transaction.

General Economic Conditions

As of this writing, the United States is experiencing overall adverse economic conditions. While we believe this environment may actually benefit the Company in that consumers may stay home more for entertainment, there is no guarantee that consumers will continue to purchase the Company’s services at a constant level if the country’s recession becomes prolonged.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	An annual meeting of Multiband shareholders was held on August 12, 2009. There were present or present by proxy at the meeting 3,590,673 votes, the number necessary to hold a quorum.

b)	The meeting resulted in the following votes related to the following proxy items:

1.	Election of directors: All directors were re-elected for a term serving until the next annual meeting with the votes in favor listed below:

Director	Number of votes
Bell	3,590,617
Bennett	3,590,633
Dodge	3,590,633
Harris	3,590,633
Mandel	3,590,617
Miller	3,590,633

2.	Ratify the election of Baker Tilly Virchow Krause, LLP as independent registered public accounting firm of the Company for fiscal year 2008.

Number of votes
For	3,590,553
Against	0
Abstain	120

3.
The approval of an amendment to Multiband’s 2000 Non-Employee Directors Stock Compensation Plan (the Directors Plan) to increase the total number of common stock shares reserved for awards to Non-Employee Directors under the plan from 160,000 to 5,000,000.

Number of votes
For	3,379,689
Against	210,736
Abstain	248

4.
The approval of an amendment to Multiband’s 1999 Stock Compensation Plan (the Employee Plan) to increase the total number of common shares reserved for awards to employees under the plan from 860,000 to 15,000,000.

Number of votes
For	3,383,351
Against	207,074
Abstain	248

5.	The approval of an amendment to Multiband’s Articles of Incorporation to increase the authorized number of Multiband common shares from 20 million to 100 million.

Number of votes
For	3,383,628
Against	206,747
Abstain	298

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION Registrant
Date: November 16, 2009	By:	/s/ James L. Mandel Chief Executive Officer
Date: November 16, 2009	By:	/s/ Steven M. Bell Chief Financial Officer (Principal Financial and Accounting Officer)