Form 10-K
period 2009-12-31
MULTIBAND CORP
filed 2010-03-31
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 OR
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

 Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

As of June 30, 2009, (the most recently completed fiscal second quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants’ most recently completed second fiscal quarter was approximately $19,349.

As of March 15, 2010, there were 9,804,396 outstanding shares of the registrant's common stock, no par value stock.

Item 1

Business

Multiband Corporation (the Company), is a Minnesota corporation formed in September 1975.  The Company has two operating segments: 1) Home Service Provider (HSP), which primarily installs and maintains video services for residents of single family homes and 2) Multi-Dwelling Unit (MDU, which sells voice, data and video services to residents of multiple dwelling units).  Both segments encompass a variety of different corporate entities.

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

The Company’s website is located at: www.multibandusa.com ..

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS).  MBS provided voice, data and video systems and services to business and government.  The MBS business segment was sold effective April 1, 2005.  The Company’s MDU segment (formally known as MCS) began in February 2000.  MDU provides voice, data and video services to multiple dwelling units, including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc. (MNMDU), which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.  During 2006 and 2007, the Company strategically sold certain assets at multiple dwelling properties where only video services were primarily deployed.  The Company continues to operate properties where multiple services were deployed.  To remain competitive, the Company in future periods intends to continue to own and operate properties at locations where multiple services can be deployed and manage properties where one or more services are deployed.  Consistent with that strategy the Company during 2006, 2007, and 2008, expanded its servicing of third party clients (other system operators) through its call center.  At March 15, 2010, the Company had approximately 120,000 owned and managed subscriptions, with an additional 50,000 subscriptions supported by the call center.

During 2008, the Company became involved in the business of installing video services in single family homes by acquiring 51% of the outstanding stock of Multiband NC Incorporated (NC) (formerly Michigan Microtech, Incorporated (MMT a former subsidiary of Directech Holding Company Inc. (DTHC))), a fulfillment agent for a national satellite television company, DirecTV, which specializes in the providing of satellite TV to single family homes. This acquisition was followed up by the acquisition of an 80% interest in a group of companies which were the former operating subsidiaries of DTHC, (Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband DV Incorporated (DV) and Multiband Security Incorporated (Security)).  The Company also purchased an additional 29% ownership interest in Multiband NC Incorporated, of which it previously owned 51%, effective on January 2, 2009.  The remaining 20% of those operating entities were purchased in December 2009.

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

2.
Also, new business opportunities may be integrated into an existing installation process which touches over 5,000 homes per day.  Multiband Enterprise Manager software application is capable of modification to support “bundled billing” attributes resulting from new sales opportunity.

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

This purchase was a significant event for the Company. The purchase materially increased the size and scope of the Company’s operations.  The Company has now expanded its operations into 16 states with 32 field offices. The Company now employs approximately 2,800 people. Multiband is now the second largest independent DirecTV field services provider in the United States.

Home Service Provider (HSP Segment)

The Company, through its HSP segment, receives net cash payments for the installation and service of DirecTV video programming for residents of single family homes.  These video subscribers are billed by DirecTV. The HSP segment functions as a fulfillment arm for DirecTV.  As a result, Multiband generally does not directly compete with other providers for DirecTV’s business.  Although DirecTV competes with DISH, the other leading satellite television provider and incumbent providers of phone and telephone services for pay television customers, DirecTV has its own marketing and competitive programs of which the Company is merely an indirect and passive recipient.

Multi-Dwelling Unit (MDU Segment)

Since 2004, the Company, through its MDU segment, serves as a master service operator for DirecTV, a provider of satellite television service. DirecTV is the largest provider of satellite television services in the United States with approximately 18 million subscribers.  DirecTV competes with the leading cable companies and with DISH, America's second largest provider of satellite television.  The master service operator arrangement allows the Company to offer satellite television services to residents of multi-dwelling-units through a network of affiliated operators.

Since 2000, Multiband has also offered voice, data and video services directly to residents of the multi-dwelling unit (MDU) market.  Our experience in this market suggests that property owners and managers are currently looking for a solution that will satisfy two market demands from customers.  The first market demand from customers is how to satisfy the residents who desire to bring satellite television service to the unit without being visually unattractive or a structural/maintenance problem.  The second is how to provide competitive access for local and long distance telephone, cable television and internet services.  Our service offering addresses these demands and provides the consumer several benefits, including:

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

Multiband Consumer Industry Analysis and Strategy

MDU offers video and, in some cases, data and voice to residents of Multiple-Dwelling Units primarily throughout the Midwest and the Southeast.  Our primary competition in this market comes from the local incumbent providers of telephone and cable television services.  The leading competitors in these services are the former Bell System Companies such as Verizon Communications (Verizon) and Qwest Communications International, Inc. (Qwest) and national cable companies such as Comcast Corporation (Comcast) and Time Warner.  These regional and national rivals have significant resources and are strong competitors.  Nonetheless, we believe as a largely unregulated entity, we can be competitive on both price and service.

Regarding video services, we believe we have a significant consumer benefit in that we are establishing private rather than public television systems, which allows us to deliver a package not laden with local "public access" stations that clog the basic service package.  In essence, we will be able to deliver a customized service offering to each property based upon pre-installation market research that we perform.  The pricing of our service is also untariffed which allows for flexible and competitive "bundling" of services.

Regarding data services, the general concern among consumers is the quality of the connection and the speed of the download.  We believe our design provides the highest broadband connection speeds currently available.  The approach we market is "blocks of service".  Essentially, we deliver the same high bit rate service in small, medium and large packages, with an appropriate per unit cost reduction for those customers that will commit to a higher monthly expenditure.

Market Description

We are currently marketing Multiband services to MDU properties primarily throughout the Midwest and Southeast.  We will target properties that range from 50 to 150 units on a contiguous MDU property for television and internet access only.  We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

We are initially concentrating on middle to high-end rental complexes.  We are also pursuing resort area condominiums.  A recent U.S. Census Bureau table indicates there are more than 65,000 properties in the United States which fit this profile.  Assuming an average of 100 units per complex, our focus is on a potential subscriber base of 6,500,000.

A recent Property Owners and Manager Survey, published by the U.S. Census Bureau, shows rental properties are focusing on improving services and amenities available to their tenants.  These improvements are being undertaken to reduce tenant turnover, relieve pricing pressures on rents and attract tenants from competing properties.  We believe most of these owners or managers are not interested in being "in the technology business" and will use the services that we are offering.  Various iterations of this package will allow the owners to share in the residual income stream from the subscriber base.

Number of Units/Customers

At March 15, 2010, the Company had approximately 120,000 owned and managed subscriptions, with an additional 50,000 subscribers supported by the support center.

Employees

As of March 15, 2010, Multiband employed 71 full-time employees, including 9 management employees, 37 finance personnel, 19 information technology employees, 5 human resource employees and 1 employee in an administrative position.  HSP employed 2,609 full-time employees consisting of 85 management employees, 4 human resource employees, 72 administrative personnel, 251 customer service employees, 2,108 technicians and 89 warehouse employees.  As of that same date, MDU had 169 full-time employees, consisting of 3 in sales and marketing, 3 in technical positions, 18 technicians, 141 in customer service and related support, 2 in management positions, and 2 administrative personnel.

Item 1A

Risk Factors (in thousands)

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

In early 2000, Multiband created its MDU division, employing the aforementioned expertise, to provide communications and entertainment services (local dial tone, long distance, high-speed internet and expanded satellite television services) to residents in MDUs on one billing platform, which the Company developed internally.  In 2004, the Company added its master system operator agreement and in 2008, its HSP segment.

The specific risk factors, as detailed below, should be analyzed in the context of the Company's evolving business model.

Net Income (Loss) Attributable to Multiband Corporation and Subsidiaries

The Company had net loss attributable to Multiband Corporation and subsidiaries of $9,650 for the year ended December 31, 2009 and a net income attributable to Multiband Corporation and subsidiaries of $945 for the year ended December 31, 2008 and a net loss attributable to Multiband Corporation and subsidiaries of $6,088 for the year ended December 31, 2007.  Included in our 2008 net income are amounts earned under certain contractual arrangements with DTHC prior to the date we acquired majority ownership of DTHC’s operating subsidiaries (see Note 2).

The effects of accumulated losses without additional funding may restrict our ability to pursue our business strategy.  Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve continued profitability from operating activities, we may not be able to meet:

o           our capital expenditure objectives;

o           our debt service obligations; or

o           our working capital needs.

Working Capital

The Company had a working capital deficit of $28,596 as of December 31, 2009 primarily due to the acquisition of the former DTHC operating entities.  As of December 31, 2008, the Company had working capital of $2,457 due to the acquisition of MMT.

Long-lived Assets

The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

For the HSP segment, the income approach was used to measure fair value for those long-lived assets.  For the MDU segment, the market approach considering market multiples from comparable transactions were used to measure fair value of those long-lived assets.  There was no impairment noted for either segment at December 31, 2009 or 2008.  However, should the Company in future periods experience a significant decline in profitability and/or should the market value for the Company’s long-lived assets decrease, some impairment to these  assets could occur.  If an impairment occurs it could be materially adverse to the Company’s results of operations in those future periods.

Goodwill and Intangible Assets

Annually, the Company tests for impairment its goodwill and intangible assets without a defined life.  We tested impairment for the HSP and MDU segments which had goodwill at December 31, 2009 using standard fair value measurement techniques.  The Company concluded there was no goodwill impairment as of December 31, 2009.  For the year ended December 31, 2008, the Company recorded an impairment of $50 on the goodwill related to the US Install purchase and impaired the remaining goodwill balance of $17 from a previous acquisition.  Also, pursuant to the abandonment of a right of entry intangible asset, the Company recorded an impairment charge of $65 for the year ended December 31, 2008.  However, should the Company in future periods experience a significant decline in profitability and/or should the business climate for satellite providers deteriorate, some impairment to its goodwill could occur.  If an impairment occurs it could be materially adverse to the Company’s results of operations in those future periods.

Group Health and Workers’ Compensation Insurance Coverage

The Company uses a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks. The Company’s share of its workers compensation plan are recorded for the aggregate liabilities for claims reported, based on historical experience. The Company also estimates the cost of health care claims that have been incurred but not reported, based on historical experience.

Insurance and claims accruals reflect the estimated cost for group health and workers’ compensation claims not covered by insurance.  The insurance and claims accruals are recorded at the estimated ultimate payment amounts.  Such insurance and claims accruals are based upon individual case estimates and estimates of incurred-but-not-reported losses using loss development factors based upon past experience.

During 2009, in certain states, the Company is self-insured for workers’ compensation liability claims up to $100, plus administrative expenses, for each occurrence involving workers’ compensation claims since February 1, 2009.  Effective January 1, 2010, the Company is self-insured for workers compensation claims up to $250 plus administrative expenses, for each occurrence involving workers compensation claims since that date.

The Company is self-insured for health insurance covering the range of liability under which management expects most claims to occur.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  However, if the Company experiences claims that in the aggregate become castatrophic, those claims may not be covered entirely by its premium based policies and as such the Company could experience expenses that would be materially adverse to its results of operations in future periods.

Debt

The Company has related party debt of approximately $30,000 which will be due in January 2013.  We will need to seek additional financing to pay this debt if there is not adequate cash flow from operations.  Sources of additional financing, if needed in future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of common stock will be diluted.

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

Uncertain Effects of the Acquisition

During 2009, the Company completed its acquisition of the former operating subsidiaries of DTHC (see Note 2).  The DTHC operating entity business as merged into the Multiband business may not achieve the operating results and growth anticipated by management in structuring the transaction.

General Economic Conditions

As of this writing, the United States is experiencing overall adverse economic conditions.  While we believe this environment may actually assist the Company in that consumers may stay home more for entertainment, there is no guarantee that consumers will continue to purchase the Company’s services at a constant level if the country’s recession becomes prolonged.

Forward-Looking Statements
This document contains forward-looking statements within the meaning of federal securities law.  Terminology such as "may," "will," "expect," "anticipate," "believe," "estimate," "continue," "predict," or other similar words, identify forward-looking statements.  These statements discuss future expectations, contain projections of results of operations or of financial condition or state other forward-looking information.  Forward-looking statements appear in a number of places in this Form 10-K and include statements regarding our intent, belief or current expectation about, among other things, trends affecting the industries in which we operate, as well as the industries we service, and our business and growth strategies.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance and involve risks and uncertainties.  Actual results may differ materially from those predicted in the forward-looking statements as a result of various factors, including those set forth in "Risk Factors."

Item 1B

Unresolved Staff Comments

None.

Item 2

Properties (in thousands)

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58103 and 9449 Science Center Drive, New Hope, Minnesota 55428. We have no foreign operations. The Fargo office lease is made up of three separate leases expiring in 2010, 2013 and 2017 and covers approximately 17 square feet. The Fargo total base rent is $15 per month. The New Hope office lease expires in 2013 and covers approximately 47 square feet. The New Hope base rent ranges from $22 to $25 per month.  Our HSP principal office is located in at 2185 East Remus Road, Mount Pleasant, MI.  This lease expires in 2010 and covers approximately 6 square feet with base rent of $5 per month.  All leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities.  All offices have office, warehouse and training facilities.  In addition, the Company leases warehouses in its various markets of operation to facilitate storage of inventory and technician interface.  These warehouses have lease terms ranging from month to month to five years in duration with lease terms expiring through 2015.  The base rents at these facilities range from $1 to $8 per month.  The Company considers its current facilities adequate for its current needs and believes that suitable additional space would be available as needed.

Item 3

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $8,706 of accrued liabilities as of December 31, 2009 for claims and potential settlements associated with existing litigation and known settlement.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  Effective December 31, 2009, the Company settled in principal the majority of these claims. While the Company and its predecessors denied the allegations underlying the lawsuits, it agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, and other expenses and management time that would have to be devoted to protracted litigation.  The Company recorded the settlement of $6,729, net of imputed interest of $575 and including administration fees and estimated payroll taxes.  The aforementioned settlement will be paid in equal installments of $291 over a 24 month period beginning January 15, 2010.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC, in relation to the settlement noted above, the Company offset $3,904 during the year ended December 31, 2009.  The Company has recorded a receivable of $1,011 as of December 31, 2009 which represents an estimate of the amount that could potentially be recovered from DTHC including legal fees for the remaining litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP).  Multiband Corporation was not named in this complaint.  Various defendants in this matter have made requests to Multiband for advancement or reimbursement of legal fees to defend the case.  The basis for these requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband itself.  To date, Multiband has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) Similar indemnification agreements as the ones in question here were declared illegal under Federal law by a California federal appeals court; 2) The Company believes the primary remedy the DOL is seeking from the defendants is one of “disgorgement” from the individual DTHC shareholders.  Multiband has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and Multiband cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

Item 4

Submission of Matters to a Vote of Security Holders

A special meeting of Multiband shareholders was held on December 17, 2009.  There were present or present by proxy at the meeting 3,633,102 votes, the number necessary to hold a quorum.

The meeting resulted in the following votes related to the proxy item:

1.
Approval of the acquisition of the remaining 20% of the stock of the DirecTECH Holding Co., Inc. (DTHC) operating entities by Multiband via issuance of ten million dollars worth of Series J Preferred Stock pursuant to that certain Stock Purchase Agreement dated November 3, 2008, between Multiband and DTHC.

Number of votes
For	3,620,194
Against	12,880
Abstain	28

PART II

Item 5

Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Through May 17, 2000, Multiband's common stock was traded and quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "VICM."  From May 18, 2000 until August 21, 2000, the common stock was quoted under the VICM symbol on the Pink Sheets(R) operated by Pink Sheets LLC.  From August 21, 2000, to December 12, 2000, Multiband's common stock was traded and quoted on the OTCBB under the VICM symbol.  Since then, the stock has been traded and quoted on the NASDAQ Capital Market system.  In July 2004, the symbol was changed to MBND to coincide with the Company's name change to Multiband Corporation.  The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2009 and December 31, 2008 as provided by NASDAQ.

Quarter Ended	High Bid	Low Bid
March 31, 2009	2.24	1.15
June 30, 2009	3.70	1.85
September 30, 2009	2.50	1.81
December 31, 2009	2.66	1.67
March 31, 2008	3.33	1.63
June 30, 2008	1.99	.69
September 30, 2008	1.87	.70
December 31, 2008	1.80	1.00

As of March 15, 2010, Multiband had 998 shareholders of record of its common stock and 9,804,396 shares of common stock outstanding. As of that date, five shareholders held a total of 14,171 of Class A Preferred, one shareholder held 1,070 shares of Class B Preferred, four shareholders held a total of 112,580 shares of Class C Preferred, three shareholders held a total of 220,000 shares of Class E Preferred, one shareholder held a total of 150,000 shares of Class F Preferred, three shareholders held a total of 11,595 shares of Class G Preferred, five shareholders held a total of 1.25 shares of Class H Preferred and one shareholder held a total of 100 shares of Class J Preferred.

Recent Sales of Unregistered Securities (in thousands, except for share amounts)

In December 2009, the Company issued 3,333 shares of common stock worth $17 in connection with the conversion of notes payable.

In December 2009, the Company issued 1,667 shares of common stock worth $8 in connection with the conversion of Class H preferred stock from an investor.

In October 2009, the Company issued 100,000 shares of common stock worth $193 in connection with the conversion of notes payable.

In October 2008, the Company issued 37,880 shares of common stock worth $102 in connection with the acquisition of US Install.

In August 2008, the Company issued 75,000 shares of common stock worth $128 in lieu of payment for consulting services.

In June 2008, the Company issued 22,500 shares of common stock worth $24 in connection with the issuance of restricted stock to Company executives.

In June 2008, the Company issued 6,250 shares of common stock worth $50 in connection with the conversion of Class G preferred stock from various investors.

In March 2008, the Company issued 526,667 shares of common stock worth $3,745 in connection with the conversion of Class I preferred stock.

In February 2008, the Company issued 1,490,000 shares of common stock worth $3,854 in connection with the acquisition of Michigan Microtech, Incorporated

In January 2008, the Company issued 12,500 shares of common stock worth $100 in connection with the conversion of Class G preferred stock from various investors.

In December 2007, the Company issued 14,500 shares of common stock worth $116 in connection with the conversion of Class G preferred stock from various investors.

In November 2007, the Company issued 30,000 shares of common stock worth $84 in connection with the acquisition of equipment.

In August 2007, the Company issued 27,000 shares of common stock worth $52 in lieu of payment for consulting services.

In July 2007, the Company issued 240,000 shares of common stock worth $1,706 in connection with a conversion of Class I preferred stock.

In June 2007, the Company issued 15,000 shares of common stock worth $113 in lieu of payment for investor relations services.

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

Preferred Stock (in thousands, except for share amounts)

In December 2009, the Company issued 100 shares worth $10,000 of Class J preferred stock.

In December 2009, $8 worth of Class H preferred stock from various stockholders was converted into common stock at a price of $10.00 per share.

In December 2009, the Company issued 10,000 shares worth $100 of Class E preferred stock.

In November 2009, the Company issued 10,000 shares worth $50 of Class E preferred stock to two different shareholders.

In September 2009, the Company issued 150,000 shares worth $1,500 of Class E preferred stock.

In September 2009, the Company issued 50,000 shares worth $500 of Class E preferred stock.

In June 2008, $50 worth of Class G preferred stock from various stockholders was converted into common stock at a price of $10.00 per share.

In March 2008, $3,950 worth of Class I preferred stock was converted into common stock at a price of $100.00 per share.

In January 2008, $100 worth of Class G preferred stock from various stockholders was converted into common stock at a price of $10.00 per share.

During the fourth quarter of 2007, $116 worth of Class G preferred stock from various stockholders was converted into common stock at a price of $10.00 per share.

During the third quarter of 2007, $1,800 worth of Class I preferred stock was converted into common stock at a price of $100.00 per share.

Dividends on Class A, Class B, Class C, Class D, Class F, Class G, and Class H cumulative convertible preferred stock are payable quarterly at 8%, 10%, 10%, 14%, 10%, 8% and 6% per annum, respectively.  Dividends on Class E cumulative preferred stock are payable monthly at 15% per annum, which shall be adjusted after 180 days with an increase of 83 basis points.   Dividends on Class J cumulative preferred stock are cumulative and payable quarterly at 8% per annum, in cash or common stock at the Company’s sole discretion.  Cumulative convertible preferred stock can be converted into common shares at any time as follows: Class A and Class B - five shares, Class C - two shares, Class D - two and one-half shares, Class F- five shares, Class G- six and one quarter shares, Class H is convertible at $1.00 per share and Class I is convertible at $1.50 per share (subject to adjustment for reverse stock split).  Class E is not convertible.  The intrinsic value of any beneficial conversion option is recorded as preferred stock dividends at the time of preferred stock issuance.  Dividends on Class B preferred are cumulative and payable monthly at 10% per annum.  The Class B preferred was offered to certain note payable holders at a conversion of $10 per Class B preferred share.  The dividends are based on $10.00 per share for Class A, B, C, D, E, F and G cumulative preferred stock.  Dividends for Class G stock are payable in common stock at a fixed rate of $1.60 per share which is higher rate than fair market value.  Dividends for Class H cumulative preferred stock are based on 6% of the stated liquidation preference amount per share per annum.  They are payable in common stock at a fixed rate of $1.00 per share which is higher than market value.  Dividends on Class J preferred stock are payable in common stock at a fixed rate of $2.00 per share.  All preferred stock is non-voting.  Warrants to purchase shares of the Company's common stock were given with the issuance of Class A, Class B, Class D, Class G and Class H preferred stock and were valued at fair value using the Black Scholes pricing model.  The Company may, but is not obligated to, redeem the preferred stock at $10.50 per share for Class A and Class B and $10.00 per share for Class C, Class D, Class E and Class F whenever the Company's common stock price exceeds certain defined criteria as defined in the preferred stock agreements, except as noted below.  The Class H shares can be redeemed for $100,000 per share.  Upon the Company's call for redemption, the holders of the preferred stock called for redemption have the option to convert each preferred share into shares of the Company's common stock.  Holders of preferred stock cannot require the Company to redeem their shares with the exception of Class H shares, Class J shares and the 50,000 shares of Class F converted into mandatory redeemable preferred stock (see below).  The liquidation preference is the same as the redemption price for each class of preferred stock where redeemable.

The single Class F shareholder, at its sole discretion pursuant to a put option, can force the Company to redeem up to 50,000 Class F Preferred Shares (the equivalent of $500 worth).  This has been redeemed already.  Class H shareholders have the right to convert all or a portion of preferred shares upon the occurrence of a major transaction or triggering event as defined in the agreement and Multiband has the sole option to pay the redemption price in cash or shares of the Company’s common stock.  Class J shares have forced redemption rights at par, upon the occurrence of a major transaction or triggering event as defined in the agreement.  Classes G, I and J have no redemption “call” price).  Upon Multiband's call for redemption, the holders of the preferred stock called for redemption will have the option to convert each share of preferred stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by Multiband in its sole discretion.  Preferred stock not converted would be redeemed.

Item 6

Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".  The data has been derived from our consolidated financial statements and accompanying notes included elsewhere in this report.  The Statement of Operations data for the years ended December 31, 2006 and 2005 and the Balance Sheet data at December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements which are not contained in this filing.  In the financial data below, the Company reclassed the operations related to the MBS segment to discontinued operations.  The Company sold this segment in the first quarter of 2005.

Statement of Operations Data (in thousands except share and per share amounts)	2009	2008	2007	2006	2005
Revenues	$268,994	$42,986	$15,086	$18,052	$16,515
Cost of products and services (exclusive of depreciation and amortization listed separately below)	$207,533	$28,426	$8,340	$8,281	$7,850
Cost of products and services as % of revenue	77.21%	66.13%	55.3%	45.9%	47.5%
Selling, general and administrative expenses	$57,778	$10,500	$8,888	$11,481	$9,723
Selling, general and administrative as % of revenues	21.55%	24.43%	58.9%	63.6%	58.9%
Depreciation and amortization	$10,906	$3,025	$3,624	$5,168	$4,780
Impairment of assets	$-	$132	$-	$2,262	$-
Income (loss) from operations	$(7,223)	$903	$(5,766)	$(9,140)	$(5,838)
Other income (expense), net	$(3,748)	$1,826	$(322)	$(1,046)	$(1,655)
Income (loss) before income taxes and minority interest in subsidiary	$(10,971)	$2,729	$(6,088)	$(10,186)	$(7,493)
Provision for income taxes	$406	$1,132	$-	$-	$-
Income (loss) from continuing operations	$(11,377)	$1,597	$(6,088)	$(10,186)	$(7,493)
Discontinued operations	$-	$-	$-	$2	$18
Net income (loss)	$(11,377)	$1,597	$(6,088)	$(10,184)	$(7,475)
Less: Net income (loss) attributable to the noncontrolling interest in subsidiairies	$(1,727)	652	-	-	-
Net Income (loss) attributable to Multiband Corporation and subsidiaries	$(9,650)	$945	$(6,088)	$(10,184)	$(7,475)
Loss attributable to common stockholders	$(10,020)	$(3,143)	$(8,389)	$(14,250)	$(10,827)
Income (loss) from continuing operations	$(1.04)	$(.34)	$(1.16)	$(2.11)	$(1.86)
Income (loss) from discontinued operations	$(.00)	$(.00)	$(.00)	$(.00)	$(.00)
Loss attributable to common stockholders	$(1.04)	$(.34)	$(1.16)	$(2.11)	$(1.86)
Weighted average shares outstanding	9,665,316	9,302,570	7,237,473	6,757,643	5,819,585

Balance Sheet Data	2009)	2008	2007	2006	2005
Working Capital (deficiency)	$(28,596	$2,457	$(5,018)	$(5,294)	$(971)
Total Assets	$99,531	$26,043	$8,893	$17,986	$26,271
Mandatory Redeemable Preferred Stock (1)	$-	$150	$220	$280	$333
Long-Term Debt, net (2)	$34,709	$338	$119	$2,970	$3,817
Capital Lease Obligations, net (2)	$491	$317	$249	$492	$453
Stockholders’ Equity	$5,103	$5,642	$674	$5,659	$14,968

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

Years Ended December 31, 2009 and December 31, 2008

Results of Operations (in thousands)

The following table sets forth certain items.

	2009	2008
Revenues
HSP	90.64%	55.12%
MDU	9.36%	44.88%
MBCorp	-%	-%
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization)
HSP	70.94%	37.83%
MDU	6.21%	28.30%
MBCorp	-%	-%
Total Cost of Products and Services (exclusive of depreciation and amortization)	77.15%	66.13%
Selling, General and Administrative Expenses	21.48%	24.43%
Depreciation and Amortization	4.06%	7.04%
Income (Loss) from Operations	(2.69)%	2.10%
Net Income (Loss)	(4.23)%	3.72%

Revenues

Total revenues from continuing operations increased 525.8% from $42,986 in 2008 to $268,994 in 2009.  HSP segment had revenues of $243,807 in 2009 and $23,696 in 2008, an increase of 928.9%.  This overall and HSP segment increase in revenues is due to the purchase of the former DirecTECH operating entities.  Multiband initially acquired 51% of NC on March 1, 2008, achieved 80% ownership of all the operating entities on January 2, 2009 and purchased the remaining 20% of those entities in December 2009 (see Note 2).  The Company expects HSP segment revenues will slightly decline in 2010, due in part, to the reduction in conversion to digital services which was mandated in 2009 by the Federal Government.  The MDU segment had revenues of $25,187 in 2009 and $19,290 in 2008, at an increase of 30.6%.  This overall increase of approximately $5,897 in the MDU segment is primarily due to a larger subscriber base, and increased activity from the call center.  The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.  Due to demand for high definition television services and a larger subscriber base, MDU revenues are not expected to decline in 2010.  However due to other factors such as more stringent DTV credit standards and anticipated weakness in the general economy, the Company does not expect significant growth in the MDU segment in 2010.  In summary, the Company expects MDU revenues to be relatively constant in 2010.

Costs of Products and Services (exclusive of depreciation and amortization)

Total costs of products and services were $207,533 in 2009 compared to $28,426 in 2008.  Overall cost of products and services increased due to the purchase of 80% of the former DirecTECH operating entities in January 2009.  The remaining 20% of these entities were purchased in December 2009 (see Note 2).  Cost of products and services for the year ended December 31, 2009, were $190,818 for the HSP segment (initially acquired March 1, 2008 and significantly increased in January 2, 2009 with the purchase of DTHC operating entities), compared to the $16,261 for the ten months ended December 31, 2008, a 1073.5% increase.  This increase is due to the purchase of the former DirecTECH operating entities (see Note 2). During 2010, the Company expects HSP cost of products and services to drop in relation to revenues due to tighter inventory controls and a better mix of jobs (i.e. more installation work orders versus service calls which yield a higher margin).  Cost of products and services for the year ended December 31, 2009 were $16,715 for the MDU segment, compared to $12,165 in the prior year, a 37.4% increase.  The increase in cost of products and services in the MDU segment is primarily related to the purchase of MBMDU, one of the former DirecTECH operating entities.  The increase in costs is also related to the increase in revenue generated by the system operators due to a change in revenue mix and certain commission payments.  In 2010, the Company expects MDU cost of products and services to increase slightly as compared to 2009 due to certain commission payments.

Selling, General and Administrative Expense

Selling, general and administrative expenses from continuing operations increased 450.3% to $57,778 in 2009, compared to $10,500 in 2008 due primarily to the acquisition of the former DirecTECH operating entities in 2009.  Selling, general and administrative expenses were, as a percentage of revenues, 21.5% for 2009 and 24.4% for 2008.  This percentage decrease is primarily due to a significant increase in revenues with proportionately less increases in payroll and administrative expenses.  Without the Multiband Corp segment which recorded in 2008, $1,285 of reimbursed payroll expenses for management consulting to DTHC, the decline in selling, general and administrative expenses would have been greater.  The Company’s management consulting agreement with DTHC ended on January 2, 2009 as a result of the acquisition of the majority ownership of former operating subsidiaries of DTHC (see Note 2).  The Company anticipates for 2010, selling, general and administrative expenses will remain consistent as a percentage of overall revenues.

Depreciation and Amortization

Depreciation and amortization expense increased 260.5% to $10,906 for the year ended December 31, 2009, as compared to $3,025 for the year ended December 31, 2008.  This increase in depreciation and amortization is largely due to the amortization of intangibles related to the DirecTECH purchase (see Note 2).  During 2010, depreciation and amortization expense is expected to remain at the same level as in 2009.

Income (Loss) from Operations

The Company, in 2009, incurred a loss from operations for its combined operating business segments of $7,223 compared to an income of $903 during 2008.  The HSP segment for the year ended December 31, 2009 had a loss from operations of $2,397, compared income from operations of $2,335 for the ten months ended December 31, 2008.  The HSP segment is expected to maintain its profitability by reaching incentive goals and continued improvement in job mix (i.e. more installation work orders versus service calls which yield a higher margin).  The MDU segment incurred a loss from operations of $1,038 in 2009 compared to profits of $1,511 in 2008.  The Company expects to mitigate its future losses in the MDU segment due to an expected increased in future subscriber activity at maturing properties and better control of administrative costs.  The Multiband Corporation segment, which has no revenues, showed a loss from operations of $3,788 in 2009 compared to a loss of $2,943 for the same period last year.  In 2008, the Multiband Corporation segment loss was reduced as a result of its management agreement with DTHC.  This agreement resulted in $1,285 of management consulting income as well as a management performance bonus of $2,366.  This agreement ended on January 2, 2009 as a result of the acquisition of the majority ownership of former operating subsidiaries of DTHC (see Note 2).  The Multiband Corporation loss is expected to increase in future periods as corporate overhead is expected to increase as a result of the acquisition of 100% ownership of DTHC’s operating subsidiaries (see Note 2).

Interest Expense

Interest expense was $4,104 for 2009 versus $657 for 2008, primarily due to an increase in interest expense incurred on the debt issued for the purchase of DirecTECH (see Note 3).  Imputed interest discount was $35 and $282 for the years ended December 31, 2009 and 2008, respectively.

Management consulting income

During the year ended December 31, 2008, Multiband recorded a performance bonus as part of the management consulting agreement with DTHC of $2,366 which was paid via reduction of the debt incurred in the acquisition of NC (see Note 2 and Note 17).  The Company recorded this consulting income as part of other income and expense on the statement of operations because the income does not constitute the entity’s ongoing major or central operations.  The consulting income was not a reimbursement of direct expenses.  In 2009, due to the acquisition of majority ownership of former subsidiaries of DTHC, the Company’s consulting agreement with DTHC was terminated and no income was earned during that comparable year.  This income is part of the Multiband Corp. business segment.

Noncontrolling Interest

Effective January 1, 2009, the Company adopted new accounting guidance related to accounting for noncontrolling interests in subsidiaries (see Note 2).  This resulted in the reclassification of minority interest of $3,471 at December 31, 2008 related to the 51% ownership of NC from the mezzanine section of the balance sheet to the noncontrolling interest in the equity section of the balance sheet.  As of January 2, 2009, Multiband purchased an additional 29% of the outstanding stock of NC.  $2,054 of noncontrolling interest was transferred to Multiband’s controlling interest related to this acquisition, leaving $1,417 as the remaining value of the noncontrolling interest.  In addition, Multiband purchased 80% of the outstanding stock of EC, NE, SC, DV, Security and MBMDU (see Note 2).  The Company recorded $6,306 of noncontrolling interest related to this acquisition. The net loss attributable to the noncontrolling interest in subsidiaries for the year ended December 31, 2009 was $1,727.  On December 17, 2009, the Company purchased the remaining 20% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) and reclassified $5,996 of noncontrolling interest to Multiband’s controlling interest.

Income taxes

In 2009, the Federal income tax return of Multiband Corporation will include the former subsidiaries of DirecTech Holding Company which were acquired by the Company.  The state tax expense reported is due to some of the subsidiaries having taxable income in states where the state requires filing separate company income tax returns instead of filing on a consolidated basis with members of the consolidated group.  Other state tax expense is associated with the tax liability being calculated off of gross receipts, capital, or some other non-income method of computation.  In 2008, for federal income tax purposes, NC was not included in the consolidated tax return of the Company due to less than 80% of ownership.  Components of income tax expense for the year ended December 31, 2008 relates to taxable income from the HSP segment and $45 of alternative minimum tax (AMT) in the Multiband Corp. segment:  Due to the Company’s purchase of 51% of NC’s stock, effective March 1, 2008, NC did not file consolidated tax returns in 2008 with its former parent DTHC but filed as a single entity as it no longer met the 80% ownership required for tax consolidation.  Effective with the additional stock purchased in 2009, NC expects to be able to utilize the tax loss carryforwards of Multiband Corporation.  For the years ended December 31, 2009 and 2008, the Company has recorded a provision for income tax of $406 and $1,132, respectively, which consisted primarily of provisions for state income taxes.

The Company has federal and state net operating losses of approximately $68,596 and $50,800, respectively, which, if not used, will begin to expire in 2018.  Changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards.  During 2009 the company performed an IRC 382 study and determined that an ownership change had occurred.  As a result of the ownership change, an annual limitation is in place on the use of the net operating loss carry forwards, the Company expects to utilize $41,613 of the net operating loss carryforwards before they expire.

Net Income (Loss)

The Company incurred a net loss of $11,377 in 2009.  The Company incurred a net income of $1,597 in 2008

Total Assets

The following table sets forth certain items.

Total Assets	2009	2008
HSP	$84,474	$13,005
MDU	12,547	7,471
MBCorp	2,510	5,567
Total Assets	$99,531	$26,043

Years Ended December 31, 2008 and December 31, 2007

Results of Operations (in thousands)
The following table sets forth certain items.

	2008	2007
Revenues
HSP	55.12%	-%
MDU	44.88%	100.00%
MBCorp	-%	-%
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization)
HSP	37.83%	-%
MDU	28.30%	55.28%
MBCorp	-%	-%
Total Cost of Products and Services (exclusive of depreciation and amortization)	66.13%	55.28%
Selling, General and Administrative Expenses	24.43%	58.92%
Depreciation and Amortization	7.04%	24.02%
Income (Loss) from Operations	2.10%	(38.22)%
Net Income (Loss)	3.72%	(40.36)%

Revenues

Total revenues from continuing operations increased 184.9% from $15,086 in 2007 to $42,986 in 2008.  This overall increase in revenues is primarily due to the purchase of NC in March 2008, with revenues for the ten month period ended December 31, 2008 of $23,696, offset by sales of approximately 23,000 owned subscriptions which occurred throughout 2007 in efforts to strategically sell unprofitable owned assets, utilizing the proceeds from those assets into facilitating growth in the Company’s managed subscriber services including our support center and our master system operator program.  The HSP segment had revenues of $23,696 made up entirely of NC (see Note 2).  The Company expects revenues in the HSP segment will continue to increase into 2009, as a result of the acquisition of the majority ownership of former operating subsidiaries of DTHC (see Note 2).  The MDU segment had revenues of $19,290 in 2008 and $15,086 in 2007, at an increase of 27.9%.  This overall increase of approximately $4,204 in the MDU segment is primarily due to the revenue earned for coordinating improvements of systems used to deliver enhanced programming services, and increased activity from a large system operator along with an increase in call center revenue offset by the aforementioned sales of owned subscriptions.  The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.  Due to demand for high definition television services and the aforementioned revenue generated from coordinating system improvements to provide enhanced programming services, MDU revenues are expected to remain above 2008 levels in 2009.

Costs of Products and Services (exclusive of depreciation and amortization)

Total costs of products and services were $28,426 in 2008 compared to $8,340 in 2007.  Overall costs of products and services as a percentage of revenue did increase between 2007 and 2008 due, in part, to the purchase of NC, which makes up 100% of the HSP segment, with costs for the ten months ended December 31, 2008 of $16,261, along with specific vendor price increases without a corresponding increase in price to customers, certain commission payments, and allocation of certain support center costs to cost of products and services.   MDU segment costs of products and services were $12,165 in 2008 and $8,340 in 2007.  The increase in costs of products and services in the MDU segment is primarily related to an increase in revenue generated by a system upgrade subsidized by DirecTV, and performed by system operators along with a change in revenue mix, certain commission payments, and a decrease in programming and circuit charges between the comparable periods due to a decreased subscriber number.  The Company expects costs of products and services as a percentage of revenue to increase slightly in future periods due to the continued change in revenue mix.

Selling, General and Administrative Expense

Selling, general and administrative expenses from continuing operations increased 18.1% to $10,500 in 2008, compared to $8,888 in 2007 due primarily to the addition of the HSP segment resulting from the acquisition of NC in 2008 with costs for the ten months ended of $5,068, offset by a reduction in payroll and employee expenses, property maintenance expenses, and outside service expenses.  Selling, general and administrative expenses were, as a percentage of revenues, 24.43% for 2008 and 58.9% for 2007.  This percentage decrease is primarily due to a significant increase in revenues with only modest increases in payroll and administrative expenses.  Multiband Corp segment also recorded $1,285 of reimbursed payroll expenses for management consulting to DTHC per its management consulting agreement which ended at December 31, 2008 (see Note 18).  The Company anticipates that for 2009, selling, general and administrative expenses will remain consistent as a percentage of overall revenues.

Impairment of Assets

For the year ended December 31, 2008, the Company recorded impairment costs totaling $132, consisting of $50 of the goodwill related to the US Install purchase and the remaining goodwill balance of $17 from a previous acquisition.  Also, pursuant to the abandonment of a right of entry intangible asset, the Company recorded an impairment charge of $65 for the year ended December 31, 2008.

Depreciation and Amortization

Depreciation and amortization expense decreased 16.5% to $3,025 for the year ended December 31, 2008, as compared to $3,624 for the year ended December 31, 2007.  This decrease in depreciation and amortization is due to the sale of tangible and intangible assets in various states most of which occurred in 2007 (see Note 2), offset by the increase in amortization of intangible asset related to the NC purchase (see Note 2).  Depreciation and amortization expense is expected to increase in 2009 as a result of the acquisition of the former operating subsidiaries of DTHC.

Income (Loss) from Operations

The Company, in 2008, earned income from operations for its combined operating business segments of $903 compared to a loss of $5,766 during 2007.  The HSP segment for the ten months ended December 31, 2008, had a profit of $2,335, compared to the $0 in the prior year.  The HSP segment did not exist in 2007 so there are no comparable results to report (see Note 2).  The MDU segment showed a profit from operations of $1,511 in 2008 compared to a loss of $1,445 in 2007.  The Company expects the MDU segment profitability in future periods to decline slightly due to reduced activity related to system enhancements which were robust throughout 2008.  At the same time, the Company will look to add subscribers in its MDU division since the on-going selling, general and administrative expenses to service those subscribers is more variable than fixed.  The Multiband Corporation segment, which has no revenues, showed a loss from operations of $2,943 in 2008 compared to a loss of $4,321 for the same period last year.  In 2008, the Multiband Corporation segment loss was reduced as a result of its management agreement with DTHC.  This agreement resulted in $1,285 of management consulting income as well as a management performance bonus of $2,366.  This agreement ends in 2009 as a result of the acquisition of the majority ownership of former operating subsidiaries of DTHC (Note 2).  The Multiband Corporation loss is expected to increase in future periods as corporate overhead is expected to increase as a result of the acquisition of the majority ownership of DTHC’s operating subsidiaries (see Note 2).

Interest Expense

Interest expense was $657 for 2008 versus $504 for 2007, reflecting primarily an increase in the Company’s debt issued for the purchase of 51% of NC (see Note 2) and related imputed interest discount expense.  Amortization of imputed interest discount was $282 and $0 for the years ended December 31, 2008 and 2007, respectively.

Management consulting income

During the year ended December 31, 2008, Multiband recorded a performance bonus as part of the management consulting agreement with DTHC of $2,366 which was paid via reduction of the debt incurred in the acquisition of NC (see Note 2 and Note 18).  The Company recorded this consulting income as part of other income and expense on the statement of operations because the income does not constitute the entity’s ongoing major or central operations.  The consulting income was not a reimbursement of direct expenses.  No income was earned during the comparable year ended December 31, 2007.  This income is part of the Multiband Corp. business segment.  In 2009, due to the acquisition of majority ownership of former subsidiaries of DTHC, the Company’s consulting agreement with DTHC was terminated.

Noncontrolling interest

Effective March 1, 2008, the Company purchased 51% of the stock of NC.  The noncontrolling interest on the statement of operations for the year ended December 31, 2008 was $652.  The minority interest represents DTHC’s 49% ownership of NC.  In 2008, NC made up 100% of the HSP segment.

Income taxes

Due to the Company’s purchase of 51% of NC’s stock, effective March 1, 2008, NC will no longer file consolidated federal tax returns with its former parent DTHC but will file as a single entity as it no longer meets the 80% ownership required for federal tax consolidation.  Therefore, NC will not be able to utilize the tax loss carryforwards of Multiband Corporation since Multiband owns less than 80% of NC.  For the year ended December 31, 2008, the Company has recorded a provision for income tax of $1,132.  NC currently makes up 100% of the HSP segment.

Net Income (Loss)

The Company incurred a net income of $1,597 in 2008.  The Company’s net loss in 2007 totaled $6,088.

Total Assets

The following table sets forth certain items.

Total Assets	2008	2007
HSP	$13,005	$-
MDU	7,471	7,621
MBCorp	5,567	1,272
Total Assets	$26,043	$8,893

Related Party Transactions

During 2008, the Company did have certain transactions with DTHC as described above.  In January 2009, the Company purchased 80% of the operating subsidiaries of DTHC (see Note 2).  The following table is a condensed balance sheet as of December 31, 2008 and a condensed statement of operations for the year ended December 31, 2008, which presents the proforma financial results for the Company excluding all 2008 transactions with DTHC (unaudited):

	As reported	Less: DTHC Related	(unaudited) Proforma
Accounts receivable, net	$3,436	$(771)	$2,665
Other receivable – related party	7,666	(7,666)	-
Prepaid expenses and other	1,273	(518)	755
Accounts payable	8,274	(1,127)	7,147

Revenues	42,986	(3,333)	39,653
Cost of products and services (exclusive of depreciation and amortization shown separately below)	28,426	(2,895)	25,531
Selling, general and administrative	10,500	750	11,250
Management consulting income	2,366	(2,366)	-

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ending December 31, 2009.  This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter (in thousands, except per share amounts).

	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Revenues:
Multiband	$-	$-	$-	$-	$-	$-	$-	$-
MDU	$6,562	$6,595	$6,705	$5,325	$6,407	$4,948	$4,201	$3,734
HSP	$61,457	$64,826	$60,691	$56,833	$7,718	$7,393	$6,605	$1,980
Total Revenues	$68,019	$71,421	$67,396	$62,158	$14,125	$12,341	$10,806	$5,714
Cost of Products & services (exclusive of depreciation and amortization shown separately below)	$48,678	$54,645	$56,894	$47,316	$9,656	$8,556	$6,394	$3,820
SG&A Expense	$14,755	$13,774	$15,509	$13,740	$3,326	$2,758	$2,561	$1,855
Depreciation & Amortization	$2,504	$2,414	$2,703	$3,285	$562	$846	$879	$738
Impairment of assets	$-	$-	$-	$-	$67	$-	$7	$58
Operating Income (Loss)	$2,082	$588	$(7,710)	(2,183)	$514	$181	$965	$(757)
Interest Expense	$(1,333)	$(1,026)	$(890)	$(855)	$(143)	$(301)	$(113)	$(100)
Management Income	$-	$-	-	$-	$919	$1,447	$-	$-
Other Income (Expenses)	$(87)	$85	$101	$257	$37	$8	$32	$40
Net Income (Loss) Before Income Taxes and Noncontrolling Interest In Subsidiaries	$662	$(353)	$(8,499)	$(2,781)	$1,327	$1,335	$884	$(817)
Provision(benefit) for Income Tax	$(168)	$372	$102	$100	$383	$286	$434	$29
Net Income (Loss)	$830	$(725)	$(8,601)	$(2,881)	$944	$1,049	$450	$(846)
Less: Net Income (Loss) Attributable to the Noncontrolling Interest in Subsidiaries	$317	$(266)	$(1,482)	$(296)	$102	$138	$394	$18
Net Income (Loss) attributable to Multiband Corporation and Subsidiaries	$513	$(459)	$(7,119)	$(2,585)	$842	$911	$56	$(864)
Income (Loss) attributable to commons stockholders	$357	$(529)	$(7,190)	$(2,658)	$802	$847	$(47)	$(4,745)
Income (Loss) per common share attributable to common stockholders – basic	$0.04	$(0.05)	$(0.75)	$(0.28)	$0.08	$0.09	$0.00	$(0.56)
Income (Loss) per common share attributable to common stockholders – diluted	$0.03	$(0.05)	$(0.75)	$(0.28)	$0.08	$0.09	$0.00	$(0.56)
Weighted average shares outstanding – basic	9,701	9,659	9,651	9,650	9,634	9,562	9,499	8,498
Weighted average shares outstanding – diluted	10,763	9,659	9,651	9,650	9,865	9,797	9,499	8,498

Liquidity and Capital Resources (in thousands)

Year Ended December 31, 2009

During the years ended December 31, 2009 and 2008, the Company recorded a net loss of $11,377 and a net income of $1,597, respectively. Net cash used by operations in 2009 was $3,924 as compared to net cash provided by operations in 2008 of $3,303. Payments on short-term debt over the next 12 months are expected to total $1,411.  Principal payments on current long-term debt and capital lease obligations over the next 12 months are expected to total $717.

In May 2009, the Company paid off its then existing loan with Convergent Capital Partners I, L.P., and entered into a new five million dollar loan facility with a different lender due in December 2012. That new facility has a rolling quarterly positive EBITDA covenant which the Company was in compliance with as of December 31, 2009.

During the quarter ended June 30, 2009, the Company incurred a material operating loss primarily due to significant hiring and training expenses and inventory breakage related to changes in work order closure technology.  During the quarter ended September 30, 2009, the Company generated an operating profit of $588 as the aforementioned hiring, training and inventory breakage expenses were reduced.  During the quarter ended December 31, 2009, the Company generated an operating profit of $2,082.  Although the Company cannot definitively predict future quarter operating results, we have reason to believe second quarter operating results were atypical.

Cash and cash equivalents totaled $2,240 at December 31, 2009 versus $4,346 at December 31, 2008.  Working capital deficit at December 31, 2009 was $28,596 as compared to a positive working capital of $2,457 at December 31, 2008 primarily due to the acquisition of the former DTHC operating entities.  Total debt and capital lease obligations increased by $38,339 in the year ended December 31, 2009, due mainly to the addition of notes payable in order to purchase DirecTECH.  The Company had a material increase in accounts receivable, accounts payable and accrued liabilities for the year ended December 31, 2009 verses the year ended December 31, 2008 due to the acquisition of 100% of outstanding stock of the former DTHC operating entities.  Net cash used by investing activities totaled $3,452 for the period ended December 31, 2009, compared to net cash of $790 provided by investing activities for the period ended December 31, 2008, related to cash acquired in the acquisition of NC.

The Company experienced a material increase in revenues between the year ended December 31, 2009 and the year ended December 31, 2008.  The revenue increase, as stated previously, is primarily a result of the additional revenue obtained from the purchase of the former DTHC operating entities.  In 2010, the Company intends to focus on facilitating growth of its HSP business segment and its managed subscriber services including its support center and its master system operator program.  The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $2,937 for capital expenditures during 2009, as compared to $171 in 2008.  Capital expenditures consisted of project build-outs and equipment acquired for internal use.  This increase was related to an expansion of company funded video and internet service build outs to MDU properties made during 2009.  In 2010, the Company estimates that it will have approximately $2,000 of additional capital expenditures which the Company intends to fund through leasing equipment and/or cash on hand.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.
Continued to improve mix of jobs (i.e. increase in higher paying installation work orders versus non or limited revenue producing service calls) which improves gross margins in its Home Service provider (HSP) segment by maintaining DirecTV exclusivity in its core markets.

2.
Reduce operating expenses by reducing inventory losses, reducing training costs through decreased technician turnover, managing professional fees, insurance and other general and administrative expenses.

3.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.

4.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.

5.	Expand call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

6.	Solicit additional equity investment in the Company by issuing either preferred or common stock.

The Company, as of December 31, 2009, needs to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations.  Since the Company acquired significant assets in its purchase of 100% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets.  Management believes that through a combination of leveraging assets, its cash on hand, greater expense control, recent positive operating income, and potential sales of common and/or preferred stock,  it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

Year Ended December 31, 2008

During the years ended December 31, 2008 and 2007, the Company recorded a net income of $1,597 and a net loss of $6,088 respectively.  Net cash provided by operations in 2008 was $3,303 as compared to net cash used by operations in 2007 of $1,391.  Principal payments on current long-term debt over the next 12 months are expected to total $1,609.  During the first three quarters of 2008, and as of December 31, 2007, the Company failed to meet the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of five million dollars and positive EBITDA of $150.  Convergent Capital provided the Company with a waiver of both covenants for the year ended December 31, 2007 and for the first three quarters of 2008.  The Company paid $100 on the note during 2008.  At December 31, 2008, the Company was in compliance with the debt covenants.

Cash and cash equivalents totaled $4,346 at December 31, 2008 versus $944 at December 31, 2007.  Working capital for the year ended December 31, 2008 was $2,457 as compared to a working capital deficit of $5,018 at December 31, 2007, primarily due to the acquisition of NC.  Total debt and capital lease obligations increased by $331 in the year ended December 31, 2008, due mainly to the addition of notes payable in order to purchase NC and US Install.  The Company had a material increase in accounts receivable, accounts payable and accrued liabilities for the ten month period ended December 31, 2008 verses the year ended December 31, 2007 due to the acquisition of NC.  Net cash flows from investing activities totaled $709 compared to $2,277 for the comparable period due to the acquisition of NC.

The Company experienced a material increase in revenues between the year ended December 31, 2008 and the year ended December 31, 2007.  The revenue increase, as stated previously, is primarily a result of the additional revenue obtained from the purchase of NC, offset by the reduction of revenue resulting from the sale of unprofitable assets.  In 2009, the Company intends to focus on facilitating growth of its HSP business segment and its managed subscriber services including its support center and its master system operator program.  The Company believes it can increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $171 for capital expenditures during 2008, as compared to $384 in 2007.  Capital expenditures consisted of project build-outs and equipment acquired for internal use.  This decrease was related to a reduction of video and internet service build outs to MDU properties made during 2008.  Capital expenditures in 2009 are expected to increase due to the need to invest in networking infrastructure to integrate systems related to legacy and recently purchased operations and an expected increase in MDU property build outs.

Year Ended December 31, 2007

During the twelve months ended December 31, 2007 and 2006, the Company recorded a net loss of $6,088 and $10,184 respectively.  Net cash used by operations in 2007 was $1,391 as compared to net cash used by operations in 2006 of $650.  Principal payments on current long-term debt over the next 12 months are expected to total $158.  As of December 31, 2007, the Company failed to meet the compliance covenants of its lender, Convergent Capital, with respect to having minimum net worth of three million dollars and positive EBITDA for the quarter ended December 31, 2007 of $150.  Convergent Capital provided the Company with a waiver for both covenants for the quarter ended December 31, 2007.  The Company’s management believes it is probable that the violation will not be cured at measurement dates that are within the next twelve months.  The Company has therefore classified the debt as current as of December 31, 2007.

Cash and cash equivalents totaled $944 at December 31, 2007 versus $1,021 at December 31, 2006.  Working capital deficit for the twelve months ended December 31, 2007 decreased to $5,018 as compared to $5,294, at December 31, 2006, primarily due to net proceeds received from the sale of video assets to CSBS, DirecTECH and MDUC (see Note 2), during 2007.  Total debt and capital lease obligations were reduced by $2,910 in the twelve months ended December 31, 2007 as the Company continued to retire financing debt as certain notes were paid off in conjunction with asset sales.  The Company had a material decrease in accounts receivable for the period ended December 31, 2007 verses the period ended December 31, 2006 due to sales of assets.  Accounts payable and accrued liabilities combined remained relatively constant in total from December 31, 2006 to December 31, 2007.  Net cash flows from investing activities totaled $2,277 compared to ($335) for the comparable period reflecting the sale of video assets to CSBS, DirecTECH and MDUC, previously mentioned herein.

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

The Company used $384 for capital expenditures during 2007, as compared to $993 in 2006.  Capital expenditures consisted of project build-outs and equipment acquired for internal use.  This decrease was related to a reduction of video and internet service build outs to MDU properties made during 2007.

Critical Accounting Policies

Inventories

The Company’s inventories are segregated into three major categories.  Serialized DirecTV inventories consist primarily of satellite receivers and similar devices.  Non-serialized DirecTV inventories consist primarily of satellite dishes, poles and similar devices which are supplied by DirecTV.  Other inventory consists primarily of cable, switches and various small parts used in the installation of DirecTV satellite dishes.  Inventory is costed using a standard cost, which approximates actual costs, determined on a first-in first-out basis.

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment, leasehold improvements and intangibles, subject to amortization.  At December 31, 2009, the Company had net property and equipment of $8,546 which represents approximately 8.3% of the Company's total assets.  At December 31, 2009, the Company had net intangibles of $22,677 which represented approximately 22.0% of the Company’s total assets (see Note 1).  The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

For the HSP segment, the income approach was used to measure fair value for those long-lived assets.  The income approach was based on the present value of five years of future cash flows with an assumed growth of 0–3% while applying a discount rate.  For the MDU segment, the market approach considering market multiples from comparable transactions were used to measure fair value of those long-lived assets.  Comparable transactions were identified based on their similarities to the reporting unit with similar features, age of equipment, and length of ROE contracts.  There was no impairment noted for either segment at December 31, 2009 or 2008.

Impairment of Goodwill

In accordance with ASC Topic No. 350, Intangibles-Goodwill and Other, goodwill and intangible assets without a defined life shall not be amortized over a defined period, but instead must be tested for impairment at least annually.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  The goodwill impairment test is a two-step impairment test.  In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance.  Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $38,067 as of December 31, 2009, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  During the year ended December 31, 2009, the Company did not record any impairment related to goodwill.  In 2008, the Company recorded an impairment of $50 on the goodwill related to the US Install purchase and the remaining goodwill balance of $17 from a previous acquisition.  During the year ended December 31, 2007, the Company did not record any impairment losses related to goodwill.

Group Health and Workers’ Compensation Insurance Coverage

The Company uses a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks. The Company’s share of its workers compensation plan are recorded for the aggregate liabilities for claims reported, based on historical experience. The Company also estimates the cost of health care claims that have been incurred but not reported, based on historical experience.

Insurance and claims accruals reflect the estimated cost for group health and workers’ compensation claims not covered by insurance.  The insurance and claims accruals are recorded at the estimated ultimate payment amounts.  Such insurance and claims accruals are based upon individual case estimates and estimates of incurred-but-not-reported losses using loss development factors based upon past experience.

During 2009, in certain states, the Company is self-insured for workers’ compensation liability claims up to $100, plus administrative expenses, for each occurrence involving workers’ compensation claims since February 1, 2009.  Effective January 1, 2010, the Company is self-insured for workers compensation claims up to $250 plus administrative expenses, for each occurrence involving workers compensation claims since that date.

The Company is self-insured for health insurance covering the range of liability under which management expects most claims to occur.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.

Stock-Based Compensation

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

Income Taxes

The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of December 31, 2009 and 2008.

Disclosures about Contractual Obligations and Commercial Commitments (in thousands)

The following summarizes our contractual obligations at December 31, 2009, and the effect these contractual obligations including interest payments are expected to have on our liquidity and cash flows in future periods:

	Total	1 Year or Less	2-3 Years	Over 3 Years
Operating leases - buildings	$4,631	$1,775	$2,257	$599
Related party debt – short term	1,414	1,414	-	-
Long-term debt	7,524	1,046	6,421	57
Long-term debt, related party	37,433	2,582	4,995	29,856
Capital leases	1,092	563	524	5
Totals	$52,094	$7,380	$14,197	$30,517

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

None.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During 2009, the Company implemented the following major initiatives that serve to strengthen its system of internal control over financial reporting (“ICFR’).

The Company developed a computer database that provides for the identification, assessment and documentation of the Company’s system of internal control.  This system identifies all the control activities implemented to prevent or detect material misstatements in the accounts, disclosures and related assertions as referenced in the Company’s financial statements.  These control activities address relevant processes in all the Company’s segments and, as such, address the information technologies (IT) of the HSP segment as well as the controls related to the financial close and reporting process for the HSP segment. The database’s design facilitates an integrated depiction of a specific control activity process and its related system documentation.  Management evaluates quarterly the design and operating effectiveness all control activities in the database that are applicable to significant financial and compliance reporting processes.

During the fourth quarter, the Company made certain improvements in its inventory accounting system with the purpose of providing a more detailed recording of inventory movements and improving the costing process.  These improvements were directed specifically at the inventories of the HSP segment.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”).  Based upon this evaluation, management concluded that the Company’s internal control was effective as of December 31, 2009.

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

Item 9B              Other Information

None.

PART III

Item 10               Directors, Executive Officers, and Corporate Governance

Listed below is certain information concerning the Company’s board of directors and executive officers as of December 31, 2009.  Each director is elected for a term of one year.  Yearly elections are held at the annual meeting.

Name of Director and/or Executive Officer	Age	Position	Director Since
Steven M. Bell	50	General Counsel & Chief Financial Officer, Multiband Corporation	1994
Frank Bennett	53	President, Artesian Management, Inc.	2002
Jonathan Dodge	58	Senior Partner, Brunberg, Blatt and Company	1997
Eugene Harris	45	Managing Member, Step Change Advisors, LLC.	2004
James L. Mandel	52	Chief Executive Officer, Multiband Corporation	1998
Donald Miller	69	Chairman, Multiband Corporation	2001
Henry Block	52	Vice President of Marketing, Multiband Corporation	-
Dave Ekman	48	Chief Information Officer, Multiband Corporation	-
Kent Whitney	50	Chief Operating Officer, Multiband Corporation	-

Steven M. Bell was general counsel of the Company from June 1985 through October 1994, at which time he also became Chief Financial Officer.  He is a graduate of the University of Minnesota and William Mitchell College of Law.

Frank Bennett has been a Director of Multiband Corporation since 2002 and is currently the Chairman of Multiband’s Audit Committee and the Nominating Committees.  Mr. Bennett is President of Artesian Management, Inc., a private equity investment firm based in Minneapolis.  Prior to founding Artesian Management in 1989, he was a Vice President of Mayfield Corporation, and a Vice President of Corporate Finance of Piper Jaffray & Hopwood and a Vice President of Piper Jaffray Ventures, Inc.

Jonathan Dodge is a senior partner in the firm of Brunberg, Blatt and Company.  Prior to that, he was a partner with McGladrey and Pullen and Dodge & Fox C.P.A. firm.  Mr. Dodge is a member of both the AICPA and the Minnesota Society of CPA’s where he has served on both the ethics and the tax conference committees.  He currently serves on four other boards in the Twin Cities.  Mr. Dodge is a member of the Audit and Compensation Committee.

Eugene Harris is the Managing Member of Step Change Advisors, LLC.  Step Change Advisors, LLC, provides portfolio management services and financial consulting to individuals and small businesses.  Prior to forming Step Change Advisors, LLC, Mr. Harris was Chief Operating Officer of Fulcrum Securities and President of Fulcrum Advisory Services.  Mr. Harris joined Fulcrum in 2007 after spending 4 years at Flagstone Securities running their private equity practice.  Mr. Harris joined Flagstone after 10 years as the majority shareholder of Eidelman, Finger, Harris & Co., a registered investment advisor.  Prior to joining Eidelman, Finger, Harris & Co., Mr. Harris held positions in general management and new business development for the Monsanto Company from 1990 to 1994.  He also was an Associate Consultant with Bain and Co. from 1986 to 1988.  Mr. Harris received a B.S. in Industrial Engineering from Stanford University in 1986 and an M.S. in Management from the Sloan School of Management at the Massachusetts Institute of Technology in 1990.  He is a Chartered Financial Analyst, holds series 24, 63, 65 and 7 securities licenses and is a member of the Financial Analysts Federation.  He is currently also on the Board of Directors at the Business Bank of St. Louis and Fulcrum Capital Corp.  Mr. Harris was appointed to the Company’s Board of Directors in April 2004.  Mr. Harris is Chairman of the Company’s Compensation Committee and a member of the Nominating Committee.

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

Donald Miller was appointed to the Company’s Board of Directors in September 2001 and was elected Chairman of the Board in April 2002.  Mr. Miller is also a member of the Audit and Compensation Committees.  Mr. Miller worked for Schwan’s Enterprises from 1962 to 2007, primarily as Chief Financial Officer.  He was appointed to the Board of Directors on January 1, 2008.  He is currently the Chairman of the Finance Committee and a member of the Audit and Risk Committees at Schwan’s Enterprises.  Mr. Miller is also on the Board of Directors of FoodShacks, Inc. and Webdigs, Inc. and on their Audit Committee.

Henry Block has been the Vice President of Marketing since January, 2008, acting on behalf of both Multiband and DirecTECH Holding Subsidiaries.  He served on the Board of Directors and oversaw all marketing functions and other duties for DirecTECH Holding Company, Inc. from 2005 to 2008. He also served as President of Michigan Microtech, Inc. (previously one of four separate Companies comprising DirecTECH Holdings Company, Inc.) from 1980 to 2005.  Mr. Block continues to serve on the Board of Directors for DirecTECH Holding Company, Inc. as its acting Treasurer.

Dave Ekman is the Chief Information Officer of Multiband.  Dave is a veteran in the computer hardware, software and internet industry, starting a computer company in 1981, and an internet ISP company in 1994.  The computer company subsequently merged with Vicom (now Multiband) in November 1999.  In addition, Dave has ownership interests in a travel agency, a storage company, two hotels, and commercial real estate in North Dakota.  He was awarded the State & Regional Young Entrepreneur of the Year in 1991.  He is a board of trustee member on the NDSU Development Foundation.

Kent Whitney is the Chief Operating Officer of Multiband.  He joined Multiband in 2004 as Vice President of Operations.  Mr. Whitney began his satellite television career in 1980 and became one of DIRECTV's first retail TVRO dealers in 1994.  In 1996, he joined Pace Electronics in Rochester, MN where he was General Manager and later Vice President.  In 1998, Mr. Whitney co-founded Minnesota Digital Universe (MNMDU) and its Master System Operator program.  MNMDU was one of the first DIRECTV® MSOs and quickly became the largest by providing equipment and engineering support through Pace and the development of the MNMDU back office team.  Mr. Whitney trained and led the back office team of DIRECTV Commercial and MNMDU experts to support a national network of System Operators.  He was also responsible for IS development and on-line services for the System Operator network.  Mr. Whitney has served on the Board of Directors for the Satellite Broadcasting & Communications Association (SBCA) and has been on the Board of Directors for the Independent Multi-Family Communications Council (IMCC).  He graduated from Willmar, MN with a degree in electronics.  Multiband acquired MNMDU in 2004 and Kent joined the Multiband team.

The Company knows of no arrangements or understandings between a Director or nominee and any other person pursuant to which any person has been selected as a Director or nominee.  There is no family relationship between any of the nominees, directors or executive officers of the company.

Board of Directors and its Committees

The Board has determined that a majority of its members are “independent” as defined by the listing standards of the NASDAQ Stock Market.  The independent Directors are Messrs. Frank Bennett, Jonathan Dodge, Eugene Harris and Donald Miller.  Both Messrs. Bennett and Harris have extensive backgrounds in investment banking, finance and capital raising.  They have been valuable to the Company in advising management how to structure various debt and equity offerings.  Mr. Miller was CFO for a large private company and advises the Company with regards to its financial and management reporting.  Mr. Dodge has extensive experience in the tax field and assists the Company on an ongoing basis with answering various tax questions and suggesting various tax strategies.

The Board of Directors met five times in 2009.  As permitted by Minnesota Law, the Board of Directors also acted from time to time during 2009 by unanimous written consent in lieu of conducting formal meetings.  Last year, there were three such actions and accompanying Board Resolutions passed.  The Board has designated an audit committee consisting of Jonathan Dodge, Donald Miller and Frank Bennett.  The Board also designated a Compensation committee consisting of Jonathan Dodge, Eugene Harris, and Donald Miller.  Frank Bennett and Eugene Harris were also designated to the nominating committee.  Bernard Schafer, who was elected to the Company’s Board at Multiband’s 2008 annual meeting of shareholders, served out his one year term and was not on the Company’s slate of directors submitted to its shareholders at the 2009 annual meeting of same.

To the best of the Company’s knowledge, none of the Company’s directors have been involved with any legal proceedings brought by the government or private individuals during the past ten years that involve allegation of securities law violations or other fraud.

Diversity

The Company has no formal board diversity policy at present.  The Company’s nominating committee, in assessing candidates for potential board membership, does examine whether those candidates have particular skill sets or elements in their background that would raise the board’s overall level of expertise and enhance the furtherment of the Company’s business plans and objectives.

Shareholder Communication with the Board

Our Board welcomes your questions and comments.  If you would like to communicate directly to our Board, or if you have a concern related to the Company’s business ethics or conduct, financial statements, accounting practices or internal controls, then you may contact our website via www.multibandusa.com , section Investor Relations.  All communications will be forwarded to our audit committee.

Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  Five of our directors attended our Annual Meeting in 2009.

Audit Committee

Our audit committee:

•	recommends to our Board of Directors the independent registered public accounting firm to conduct the annual audit of our books and records;

•	reviews the proposed scope and results of the audit;

•	approves the audit fees to be paid;

•	reviews accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff; and

•	reviews and approves transactions between us and our Directors, officers and affiliates.

Our audit committee has a formal charter.

Our Audit Committee met five times during 2009.  The Audit Committee is comprised entirely of individuals who meet the independence and financial literacy requirements of NASDAQ listing standards.  Our Board has determined that all three members, Jonathan Dodge, Donald Miller, and Frank Bennett qualify as an "audit committee financial expert" independent from management as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933, as amended.  The Company acknowledges that the designation of the members of the audit committee as financial experts does not impose on them any duties, obligations or liability that are greater than the duties, obligations and liability imposed on them as a member of the audit committee and the Board of Directors in the absence of such designation.

Report of the Audit Committee

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices of the Company.  During the year ended December 31, 2009, the committee met five times, and Frank Bennett, as the Audit Committee chair and representative of the Audit Committee, discussed the interim financial information contained in quarterly and annual filings on Forms 10Q and 10K, respectively, with the Company’s Chief Financial Officer and the Company’s independent registered public accounting firm prior to public release.

In discharging its oversight responsibility as to the audit process, the audit committee obtained from the independent registered public accounting firm a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence consistent with the Securities Acts and Standards of the Public Company Accounting Oversight Board, discussed with the auditors any relationships that may affect their objectivity and independence and satisfied itself as to the auditors’ independence.  The audit committee also discussed with management and the independent registered public accounting firm the quality and adequacy of the Company’s internal controls.  The audit committee reviewed with the independent registered public accounting firm their audit plans, audit scope, and identification of audit risks.

The audit committee discussed and reviewed with the Company’s independent registered public accounting firm all communications required by generally accepted auditing standards and, both with and without management present, discussed and reviewed the results of the independent registered public accounting firms’ examination of the Company’s consolidated financial statements.  The audit committee reviewed the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2009 with management and the independent registered public accounting firm.  Management has the responsibility for the preparation of the Company’s consolidated financial statements and the Company’s independent registered public accounting firm has the responsibility for the examination of those statements.

Based on the review referred to above and discussions with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the Securities and Exchange Commission.  The Audit Committee also recommended the reappointment, subject to shareholder approval, of the independent registered public accounting firm and the Board of Directors concurred in such recommendation.

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

Code of Ethics for Senior Financial Management

Our Code of Ethics for Senior Financial Management applies to all of our executive officers, including our president and our chief financial officer, and meets the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website at www.multibandusa.com ..  We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within four business days following the amendment or waiver.

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

At the beginning of each year, certain performance objectives are set by the compensation committee for management.  2009 corporate objectives included goals based on subscriber sales and certain financial metrics.  By year end, the compensation committee reviews the performance of the Company against the corporate objectives and reviews the performance of each executive officer against their individual objectives.  Based upon results achieved, the executive officers may receive part or all of a targeted bonus award.

Our compensation committee met four times during 2009.  The compensation committee is comprised entirely of non-employee Directors who meet the independence requirements of the NASDAQ listing standards.  The compensation committee is comprised of Jonathan Dodge, Eugene Harris, and Donald Miller.

Item 11.	Executive and Director Compensation

The following table sets forth certain information relating to the remuneration paid by the Company to its executive officers whose aggregate cash and cash-equivalent remuneration approximated or exceeded $100 during the Company’s fiscal year ended December 31, 2009.

EXECUTIVE COMPENSATION (in thousands, except shares and per share amounts)

Name and principal position	Year	Salary	Bonus	Stock awards	(1) Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other Compensation	Total
James Mandel Chief Executive Officer	2009	$395	$230	$-	$125	$-	$-	$12	$762
Steven Bell President and Chief Financial Officer	2009	311	100	-	68	-	-	12	491
Henry Block Vice President of Marketing	2009	338	-	-	-	-	-	-	338
Dave Ekman Chief Information Officer	2009	158	13	-	-	-	-	5	176
Kent Whitney Chief Operating Officer	2009	136	25	-	-	-	-	-	161

(1)	The amounts in this column are calculated based on fair value and equal the financial statement compensation expense as reported in our 2009 consolidated statement of operations for the fiscal year.

Director Compensation

Outside Directors were each paid an annual cash fee in lieu of restricted stock of $100, an annual retainer varying from $40 to $72, annual chair meeting fees of $8, $5 and $5 for audit, compensation and nominating meeting chairs, respectively and non-chair per meeting fees of $1 per meeting for all committees in 2009.  Awards or options to Directors are determined by the Board's Compensation Committee.  Each Director is entitled to reimbursement for his reasonable out of pocket expenses incurred in relation to travel to and from board meetings.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash	Stock awards	(1) Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	(2) All other compensation	Total
F Bennett	$60	$-	$18	$-	$-	$-	$78
J Dodge	59	-	18	-	-	1	78
E Harris	57	-	18	-	-	1	76
D Miller	71	-	18	-	-	1	90

(1)
The amounts in this column are calculated based on fair value and equal the financial statement compensation expense as reported in our 2009 consolidated statement of operations for the fiscal year.  Total board of directors options outstanding at December 31, 2009 are 244,400.

(2)	Represents payment of expenses incurred in conjunction with attending board meetings.

2009 Grants of Plan-Based Awards (in thousands, except shares and per share amounts)

The following table sets forth information on grants of plan-based awards in 2009 to the named executive officers.
			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock	All Other Option	Exercise or base price	Grant Date Fair Value of Stock and Option
Name	Grant Date		Threshold (#)	Target (#)	Maximum (#)	Awards (#)	Awards (#)	of award ($/sh)	Awards ($)
Steven M. Bell	1/2/09	(1)	75,000	75,000	75,000	-	-	$1.25	$68
James L. Mandel	1/2/09	(1)	138,500	138,500	138,500	-	-	1.25	125

(1)	The exercise price of these stock options is $1.25 with a grant date fair value of $.9027 per share based on the Black-Scholes option pricing model.

Narrative to Summary Compensation Table and 2009 Grants of Plan-Based Awards Table

See the Compensation Discussion and Analysis, as well as the Employment Agreement and Other Compensation and Long-Term Incentive Plans Summaries for a complete description of compensation elements pursuant to which the amounts listed under the Summary Compensation Table and 2009 Grants of Plan-Based Awards Table were paid or awarded and the criteria for such payments.

Stock Option Grants During 2009

The following table provides information regarding stock options granted during fiscal 2009 to the named executive officers in the Summary Compensation Table.

	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	(#)	(%)	($/Share)	Date	5%	10%
James L. Mandel	138,500	64.9	$1.25	1/2/2016	$70	$164
Steven M. Bell	75,000	35.1	$1.25	1/2/2016	$38	$89

(1)
The “potential realizable value” shown represents the potential gains based on annual compound stock price appreciation of 5% and 10% from the date of grant through the full option terms, net of exercise price, but before taxes associated with exercise.  The amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules.  Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders, continued employment through the vesting period.  The amounts reflected in this table may not necessarily be achieved and do not reflect the Company’s estimate of future stock price growth.

Each option represents the right to purchase one share of common stock.  The options shown in this table are all non-qualified stock options.  To the extent not already exercisable, the options generally become exercisable in the event of a merger in which the Company is not the surviving corporation, a transfer of all shares of stock of the Company, a sale of substantially all the assets, or a dissolution or liquidation, of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven M. Bell	2,000	(1)	-	-	$22.00	1/31/2011	-	$-	-	$-
	100	(2)	-	-	7.50	8/28/2011	-	-	-	-
	10,000	(3)	-	-	5.50	1/8/2013	-	-	-	-
	5,000	(4)	-	-	9.45	4/23/2014	-	-	-	-
	10,000	(5)	-	-	7.25	6/18/2014	-	-	-	-
	80,000	(6)	-	-	7.35	1/16/2015	-	-	-	-
	75,000	(7)	-	75,000	1.25	1/2/2016

David Ekman	100	(8)	-	-	7.50	8/28/2011	-	-	-	-
	40,000	(9)	-	-	6.75	4/27/2015	-	-	-	-

James L. Mandel	100	(10)	-	-	7.50	8/28/2011	-	-	-	-
	60,000	(11)	-	-	7.50	1/8/2013	-	-	-	-
	20,000	(12)	-	-	7.25	6/18/2014	-	-	-	-
	120,000	(13)	-	-	7.35	1/6/2015	-	-	-	-
	138,500	(14)	-	138,500	1.25	1/2/2016

(1)	The stock option was granted January 31, 2001 and is fully vested.

(2)	The stock option was granted August 28, 2001 and is fully vested.

(3)	The stock option was granted January 8, 2003 and is fully vested.

(4)	The stock option was granted April 23, 2004 and is fully vested.

(5)	The stock option was granted June 18, 2004 and is fully vested.

(6)	The stock option was granted January 6, 2005 and is fully vested.

(7)
The stock option was granted January 2, 2009 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/4 on the first anniversary of the grant, 1/4 on the second anniversary of the grant, 1/4 on the third anniversary of the grant, and the remainder on the fourth anniversary of the grant.

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

(14)
The stock option was granted January 2, 2009 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/4 on the first anniversary of the grant, 1/4 on the second anniversary of the grant, 1/4 on the third anniversary of the grant, and the remainder on the fourth anniversary of the grant.

Option Exercises and Stock Vested

None of our named Executive Officers exercised any options in 2009.

Other Compensation and Long-Term Incentive Plans

The Company has no deferred compensation plans or long-term incentive plans and issued no long-term incentive awards during 2009.

 The Company also has a three year employment agreement, from January 2009 to December 2011, with James L. Mandel, Chief Executive Officer, the terms of which involve an annual base salary of $400 and a $150 signing bonus, to be paid out over the next three years.  Also, Mr. Mandel is eligible for an annual performance bonus based on an objective criteria established by the Company’s compensation committee for up to 75% of his base salary.  Mr. Mandel’s job responsibilities involve developing company business plans, developing expansion and growth opportunities and directing other executive officers.

The Company has an employment agreement with Mr. Steven Bell, General Counsel and Chief Financial Officer, for the term beginning January 2009 and expiring December 2011.  Mr. Bell’s compensation is not directly tied to the Company’s performance.  The agreement states the annual base salary for Mr. Bell will be $315 per year, with a $100 signing bonus, to be paid out over the next three years.  Also, Mr. Bell is eligible for an annual performance bonus based on an objective criteria established by the Company’s CEO for up to 50% of his base salary.  Other key provisions of the contract include an agreement by Mr. Bell to keep confidential information secret both during and after employment by the Company and covenants not to compete with the Company for one year from the date of termination of employment.

The Company maintains key man life insurance policies on the lives of James Mandel and Steven Bell in the amounts of $5,000 and $3,000, respectively.  The Company is the beneficiary of these policies.  The Company also maintains key man life insurance policies in the amount of $1,000 each on the lives of Steven Bell and Marvin Frieman, former Director.  The Company is the beneficiary of these policies and has adopted a plan to pay fifty percent of all life insurance proceeds to the spouse or surviving children of each such individual.

Report of the Compensation Committee
March 31, 2010
To the Board of Directors of Multiband Corporation:

We have reviewed and discussed with management the Company’s Compensation Discussion and Analysis.

Based on this review and these discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in Multiband Corporation’s Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Eugene Harris, Chairman Jonathan Dodge Donald Miller

Compensation Committee Interlocks and Insider Participation

During 2009, the Compensation Committee was composed of Mr. Harris, Chairman, Mr. Dodge and Mr. Miller.  None of the Company’s executive officers served during the year ended December 31, 2009 as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our Board of Directors or Compensation Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC.  These persons are required to provide us with copies of all Section 16(a) reports that they file.  Based solely upon a review these reports and written representations from our directors and executive officers, we believe that our directors, executive officers and 10% owners complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2009.

Item 12.             Security Ownership of Certain Beneficial Owners and Management

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

On March 15, 2010, the Company had 9,804,396 shares of common stock issued and outstanding.

The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of March 15, 2010 by (1) each of our directors, (2) each named executive officer, (3) all of our directors and executive officers as a group, and (4) each stockholder known to us as beneficially owning greater than 5% of our outstanding shares of common stock. Beneficial ownership means sole or shared voting power or investment power with respect to a security. We have been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated. To our knowledge, none of the shares reported below are pledged as security.

Name and Address of Beneficial Owners	Number of Shares[1] Beneficially Owned		Percent of Common Shares Outstanding
Steven Bell 9449 Science Center Drive New Hope, MN 55428	244,063	2	2.49%
Frank Bennett 301 Carlson Parkway – Suite 120 Minnetonka, Minnesota 55305	272,741	3	2.78%
Jonathan Dodge 715 Florida Avenue South – Suite 402 Golden Valley, MN 55426	81,100	4	*
David Ekman 200 44 th Street SW Fargo, ND 58103	403,917	5	4.12%
Eugene Harris 7773 Forsyth Blvd Clayton, MO 63105	141,290	6	1.44%
James L. Mandel 9449 Science Center Drive New Hope, MN 55428	341,203	7	3.48%
Donald Miller 1924 Cocoplum Way Naples, FL 34105	362,021	8	3.69%
Henry Block 2185 E. Remus Road, Mount Pleasant, MI 48622	-		*
Kent Whitney 9449 Science Center Drive New Hope, MN 55428	95,500		*
Special Situations Fund II QP, LP 527 Madison Avenue New York, NY 10022	584,936		5.97%
DirecTECH Holding Company, Inc. 33 West Second Street, Suite 504 Maysville, KY 41056-1166	1,506,438		15.36%
All Directors and executive officers as a group (nine persons)	1,941,835		19.81%

*Less than one percent

1 Each person has sole voting and sole dispositive power with respect to all outstanding shares, except as noted.  Based on 9,804,396 of common shares outstanding at March 15, 2010.  Shares of common stock not outstanding but deemed beneficially owned by virtue of the individual’s right to acquire them as of March 15, 2010 or within 60 days of such date are treated as outstanding when determining the number of shares beneficially owned by each person and the group and the percent of the class owned by each individual and the group.  Unless otherwise indicated, each person named or included in the group has sole vesting and investment power with respect to the shares of common stock set forth opposite his or her name.  Unless otherwise indicated, the information in the table does not include any stock options and/or warrants outstanding that cannot be exercised within 60 days of March 15, 2009.

2 Includes vested options to acquire 125,850 shares of common stock.  Mr. Bell's beneficial ownership does include 6,250 shares of common stock owned by his spouse as to which Mr. Bell disclaims his beneficial ownership.

3 Includes vested options to purchase 68,500 shares of common stock.

4 Includes vested options to acquire 63,500 shares of common stock.

5 Includes vested options to purchase 40,100 shares of common stock and preferred shares convertible into 43,600 shares of common stock.

6 Includes vested options to purchase 62,500 shares of common stock.

7 Includes and vested options to purchase 234,725 shares of common stock.

8 Includes warrants and vested options to purchase 149,900 shares of common stock.

Item 13.             Certain Relationships, Related Transactions and Director Independence

The Board has determined that a majority of its members are “independent” as defined by the listing standards of the NASDAQ Stock Market.  The independent Directors are Messrs. Frank Bennett, Jonathan Dodge, Eugene Harris and Donald Miller.

Multiband and its subsidiaries lease principal offices located at 2000 44 th Street SW, Fargo, ND 58013. The Fargo base rate is $14 per month. The Fargo property is owned in part by David Ekman.

NC leases warehouse space in Mount Pleasant, MI.  Lease payments amount to $9 per month plus expenses, expiring in December 2010.  The property is owned in part by Henry Block, Vice President of Marketing.

Item 14.             Principal Accountant Fees and Services (in thousands)

The Audit Committee of the Company selected Baker Tilly Virchow Krause, LLP, independent registered public accounting firm with offices in Minneapolis, Minnesota, to audit the Company’s consolidated financial statements for the years ended December 31, 2009, 2008 and 2007. The following table details the fees paid to Baker Tilly Virchow Krause, LLP, for the years ended December 31, 2009 and 2008.

	2009		2008
Audit Fees	$368		$309
Audit-Related Fees	72	(1)	14	(2)
Tax Fees	18		26
Total	$458		$349

(1)	Fees related to accounting required for the acquisition of DirecTECH operating entities.

(2)	Fees related to accounting required for the acquisition of NC.

The Company’s Audit committee consists of Frank Bennett, Jonathan Dodge and Donald Miller. All three are considered audit committee financial experts independent from management. The Company’s current audit committee charter has been filed previously as exhibit 3.5. The audit committee is responsible for engaging the independent registered public accounting firm and fees related to their services.

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent registered public accounting firm (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with such approval reported to the committee at its next regularly scheduled meeting.  Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934.  Approximately 90% of the fees paid to Baker Tilly Virchow Krause, LLP, were pre-approved by the audit committee.

No services in connection with appraisal or valuations services, fairness opinions or contribution-in-kind reports were rendered by Baker Tilly Virchow Krause, LLP.  Furthermore, no work of Baker Tilly Virchow Krause, LLP, with respect to its services rendered to the Company was performed by anyone other than Baker Tilly Virchow Krause, LLP.

Item 15.             Exhibits and Financial Statement Schedules

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

See Index to Exhibits on page 37 of this report.

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

4.2	Form of Warrant Agreement(1)
4.3	Warrant Agreement with James Mandel dated December 29, 1999(1)
4.4	Warrant Agreement with Marvin Frieman dated December 29, 1999(1)
4.5	Warrant Agreement with Pierce McNally dated December 29, 1999(1)
4.6	Warrant Agreement with Enstar, Inc. dated December 29, 1999(1)
4.7	Warrant Agreement with David Ekman dated December 29, 1999(1)
4.8	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class C Cumulative Convertible Stock(2)
4.9	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 14% Class D Cumulative Convertible Stock(2)
4.10	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 15% Class E Cumulative Convertible Stock(2)
4.11	Securities Purchase Agreement Dated September 18, 2003 (6)
4.12	Secured Convertible Note Agreement (7)
4.13	Wholesale Services Agreement Dated March 4, 2004 (8)
4.14	Note Purchase Agreement (11)
4.15	Series H Preferred Documents (12)
4.16	Series I Preferred Documents (13)
5.1	Opinion of Steven M. Bell, Esq.(6)
10.1	Vicom Lease with Marbell Realty dated June 20, 1996(1)
10.2	Employment Agreement with Marvin Frieman dated October 1, 1996(1)
10.3	Employment Agreement with Steven Bell dated October 1, 1996(1)
10.4	Employment Agreement with James Mandel dated August 14, 1998(1)
10.5	Vicom Associate Agreement with NEC America, Inc. dated June 1999(1)
10.6	Loan Agreement with Wells Fargo dated June 17, 1999(1)
10.7	Employment Agreement with David Ekman dated December 29, 1999(1)
10.8	Debenture Loan Agreement with Convergent Capital dated March 9, 2000(1)
10.9	Corporate Technologies, USA, Inc. lease with David Ekman dated January 19, 2000(1)
10.10	Amendment dated July 11, 2000 to debenture loan agreement with Convergent Capital dated March 9, 2000.(2)
10.11	Corporate Technologies agreement with Siemens dated December 14, 2001(4)
10.12	Note with Pyramid Trading, L.P. (4)
10.14	Employment Agreement of Steven M. Bell dated January, 1, 2002(5)
10.15	Employment Agreement of James Mandel dated January 1, 2002(5)
10.16	Acquisition Agreement of Minnesota Digital Universe (9)
10.17	Acquisition of Rainbow Satellite Group, LLC (10)
10.18	Asset Purchase Agreement between Multiband Corporation and Consolidated Smart Broadband Systems dated March 1, 2007 (15)
10.19	Asset Purchase Agreement between Multiband Corporation and MDU Communications dated July 21, 2007 (16)
10.20	Supplemental Agreement and Plan of Share Exchange (18)
10.21	Stock Purchase Agreement (19)
10.22	First Amendment to Stock Purchase Agreement (20)
10.23	Employment Agreements of James Mandel, Steven Bell and J. Basil Mattingly (21)
14	Multiband Code of Ethics for Senior Officers (9)
19.1	2000 Non-Employee Director Stock Compensation Plan (3)

19.2	2000 Employee Stock Purchase Plan (3)
21.1	List of subsidiaries of the registrant(1)
23.1	Consent of Baker Tilly Virchow Krause, LLP (17)
24.1	Power of Attorney (included on signature page of original registration statement)
31.1	Rule 13a-14 (s) Certification of Chief Executive Officer - James Mandel (17)
31.2	Rule 13a-14 (s) Certification of Chief Financial Officer - Steven Bell (17)
32.1	Section 1350 of Sarbanes-Oxley Act of 2002 – James Mandel (17)
32.2	Section 1350 of Sarbanes-Oxley Act of 2002 – Steven Bell (17)

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

MULTIBAND CORPORATION. Registrant

Date: March 31, 2010	By:	/s/ James L. Mandel
James L. Mandel Chief Executive Officer

Date: March 31, 2010	By:	/s/ Steven M. Bell
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

We have audited the accompanying consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multiband Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated financial statements, certain contractual relationships exist between the Company and DirecTECH Holding Company, Inc., which preceded a business combination occurring on January 2, 2009.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 31, 2010

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

ASSETS
(in thousands)

	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$2,240	$4,346
Securities available for sale	7	46
Accounts receivable, net	14,336	3,437
Other receivable – related party	518	7,666
Inventories	8,561	1,903
Prepaid expenses and other	549	1,273
Current portion of notes receivable	6	61
Total Current Assets	26,217	18,732
PROPERTY AND EQUIPMENT, NET	8,546	2,033
OTHER ASSETS
Goodwill	38,067	1,095
Intangible assets, net	22,677	3,668
Other receivable – related party – long term	1,011	-
Notes receivable – long-term, net of current portion	25	39
Other assets	2,988	476
Total Other Assets	64,768	5,278

TOTAL ASSETS	$99,531	$26,043

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	2009	2008
CURRENT LIABILITIES
Mandatory redeemable preferred stock, 0 and 15,000 Class F preferred shares	$-	$150
Line of credit	49	-
Short term debt	66	-
Related parties debt – short term	1,345	100
Current portion of long-term debt	228	1,517
Current portion of capital lease obligations	489	311
Accounts payable	28,008	8,274
Accrued liabilities	22,026	4,435
Deferred service obligations and revenue	2,602	1,488
Total Current Liabilities	54,813	16,275
LONG-TERM LIABILITIES
Accrued liabilities – long term	4,415	-
Long-term debt, net of current portion and original issue discount	4,853	73
Related parties debt - long-term, net of current portion and original issue discount	29,856	265
Capital lease obligations, net of current portion	491	317
Total Liabilities	94,428	16,930
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (14,171 shares issued and outstanding, $148,796 liquidation preference)	213	213
10% Class B (1,370 and 2,570 shares issued and outstanding, $14,385 and $26,985 liquidation preference)	14	26
10% Class C (112,880 and 114,080 shares issued and outstanding, $1,128,800 and $1,140,800 liquidation preference)	1,465	1,482
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (11,595 shares issued and outstanding, $115,950 liquidation preference)	48	48
6% Class H (2.0 shares issued and outstanding, $200,000 liquidation preference)	-	-
8% Class J (100 and 0 shares issued and outstanding, $10,000,000 and $0 liquidation preference)	10,000	-
15% Class E cumulative preferred stock, no par value, (220,000 and 0 shares issued and outstanding, $2,200,000 and $0 liquidation preference)	2,200	-
Common stock, no par value (9,722,924 and 9,642,374 shares issued and outstanding)	38,054	37,687
Stock subscriptions receivable	(26)	(84)
Options and warrants	46,572	46,038
Accumulated other comprehensive income – unrealized gain on securities available for sale	7	46
Accumulated deficit	(94,944)	(81,314)
Total Stockholders' Equity	5,103	5,642
Noncontrolling interest in subsidiaries	-	3,471
Total Equity	5,103	9,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$99,531	$26,043

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except share and per share amounts)

	2009	2008	2007

REVENUES	$268,994	$42,986	$15,086

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	207,533	28,426	8,340
Selling, general and administrative	57,778	10,500	8,888
Depreciation and amortization	10,906	3,025	3,624
Impairment of assets	-	132	-

Total costs and expenses	276,217	42,083	20,852

INCOME (LOSS) FROM OPERATIONS	(7,223)	903	(5,766)

OTHER INCOME (EXPENSE)
Interest expense	(4,104)	(657)	(504)
Interest income	19	58	31
Management consulting income	-	2,366	-
Other income (expense)	337	59	151

Total other income (expense)	(3,748)	1,826	(322)

NET INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	(10,971)	2,729	(6,088)

PROVISION FOR INCOME TAXES	406	1,132	-

NET INCOME (LOSS)	(11,377)	1,597	(6,088)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,727)	652	-

NET INCOME (LOSS) ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	(9,650)	945	(6,088)
Preferred stock dividends	370	4,088	2,301
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,020)	$(3,143)	$(8,389)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(1.04)	$(0.34)	$(1.16)

Weighted average common shares outstanding – basic and diluted	9,665,316	9,302,570	7,237,473

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

	2009	2008	2007

NET INCOME (LOSS)	$(11,377)	$1,597	$(6,088)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(39)	46	-

COMPREHENSIVE INCOME (LOSS) BEFORE NONCONTROLLING INTEREST IN SUBSIDIARIES	(11,416)	1,643	(6,088)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	(1,727)	652	-

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	$(9,689)	$991	$(6,088)

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except for share amounts)

	8% Class A		10% Class B		10% Class C		15 % Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2006	26,658	$401	7,470	$50	124,130	$1,593	-	$-	150,000	$1,500
Stock issued:
Cash	-	-	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-	-	-
In lieu of cash for services	-	-	-	-	-	-	-	-	-	-
In lieu of cash for equipment	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	(1,930)	(19)	(3,700)	(37)	(3,880)	(39)	-	-	-	-
Intrinsic value of convertible feature	-	(10)	-	25	-	(6)	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2007	24,728	$372	3,770	$38	120,250	$1,548	-	$-	150,000	$1,500

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-	-	$-
Acquisition of assets – Multiband NC Incorporated	-	-	-	-	-	-	-	-	-	-
Acquisition of assets – US Install	-	-	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-	-	-
Restricted stock issued	-	-	-	-	-	-	-	-	-	-
Cancellation of note receivable	-	-	-	-	-	-	-	-	-	-
In lieu of cash for future services rendered	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	(10,557)	(106)	(1,200)	(12)	(6,170)	(61)	-	-	-	-
Intrinsic value of convertible feature	-	(53)	-	-	-	(5)	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized gains on securities available for sale	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2008	14,171	$213	2,570	$26	114,080	$1,482	-	$-	150,000	$1,500

	8% Class A		10% Class B		10% Class C		15% Class E			10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	70,000		$700	-	$-
Acquisition of 29% of – Multiband NC Incorporated	-	-	-	-	-	-	-		-	-	-
Acquisition of assets – US Install	-	-	-	-	-	-	-		-	-	-
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	-	-	-	-		-	-	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	-	150,000		1,500	-	-
Conversion of notes payable	-	-	-	-	-	-	-		-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-		-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-		-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-		-	-	-
Repurchase of common stock	-	-	-	-	-	-	-		-	-	-
Restricted stock issued	-	-	-	-	-	-	-		-	-	-
Cancellation of note receivable	-	-	-	-	-	-	-		-	-	-
In lieu of cash for future services rendered	-	-	-	-	-	-	-		-	-	-
Redemption of preferred stock	-	-	(1,200)	(12)	(1,200)	(12)	-		-	-	-
Intrinsic value of convertible feature	-	-	-	-	-	(5)	-		-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-		-	-	-
Interest collected	-	-	-	-	-	-	-		-	-	-
Interest earned	-	-	-	-	-	-	-		-	-	-
Increase in reserve	-	-	-	-	-	-	-		-	-	-
Warrants issued for long term financing	-	-	-	-	-	-	-		-	-	-
Warrants issued for interest expense related to warrants re-priced	-	-	-	-	-	-	-		-	-	-
Options expense	-	-	-	-	-	-	-		-	-	-
Preferred stock dividends	-	-	-	-	-	-	-		-	-	-
Other comprehensive income – unrealized losses on securities available for sale	-	-	-	-	-	-	-		-	-	-
Net loss	-	-	-	-	-	-	-		-	-	-

BALANCES, December 31, 2009	14,171	$213	1,370	$14	112,880	$1,465	220,000	$	$2,200	150,000	$1,500

See accompanying notes to the consolidated financial statements

	8% Class G		6% Class H		% Class I		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2006	38,195	$161	2	$-	57,500	$-	-	$-	7,033,632	$26,873
Stock issued:
Cash	-	-	-	-	-	-	-	-	-	(24)
Conversion of accrued interest	-	-	-	-	-	-	-	-	3,536	18
Conversion of preferred stock	(11,600)	(116)	-	-	(18,000)	-	-	-	254,500	1,823
Conversion of dividends payable	-	-	-	-	-	-	-	-	88,223	637
In lieu of cash for services	-	-	-	-	-	-	-	-	42,000	164
In lieu of cash for equipment	-	-	-	-	-	-	-	-	30,000	84
Redemption of preferred stock	-	-	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	66	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Cash payments	-	-	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2007	26,595	$111	2	$-	39,500	$-	-	$-	7,451,891	$29,575

	8% Class G		6% Class H		% Class I		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-	-	$(30)
Acquisition of assets – Multiband NC Incorporated	-	-	-	-	-	-	-	-	1,490,000	3,854
Acquisition of assets – US Install	-	-	-	-	-	-	-	-	37,880	101
Conversion of notes payable	-	-	-	-	-	-	-	-	7,500	19
Conversion of accrued interest	-	-	-	-	-	-	-	-	800	4
Conversion of preferred stock	(15,000)	(150)	-	-	(39,500)	-	-	-	545,417	3,895
Conversion of dividends payable	-	-	-	-	-	-	-	-	23,386	179
Restricted stock issued	-	-	-	-	-	-	-	-	22,500	23
Cancellation of note receivable	-	-	-	-	-	-	-	-	(12,000)	(61)
In lieu of cash for future services rendered	-	-	-	-	-	-	-	-	75,000	128
Redemption of preferred stock	-	-	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	87	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Cash payments	-	-	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized gains on securities available for sale	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2008	11,595	$48	2	$-	-	$-	-	$-	9,642,374	$37,687

	8% Class G		6% Class H		% Class I		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-	-	$-
Acquisition of 29% of – Multiband NC Incorporated	-	-	-	-	-	-	-	-	-	-
Acquisition of 80% of – Multiband EC,NE, SC, MBMDU, DV, and Security	-	-	-	-	-	-	-	-	-	-
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	-	-	-	100	10,000	-	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-	103,333	210
Conversion of accrued interest	-	-	-	-	-	-	-	-	800	5
Conversion of preferred stock			-	-		-	-	-	1,667	8
Conversion of dividends payable	-	-	-	-	-	-	-	-	34,750	264
Repurchase of common stock	-	-	-	-	-	-	-	-	(60,000)	(120)
Restricted stock issued	-	-	-	-	-	-	-	-	-	-
Cancellation of note receivable	-	-	-	-	-	-	-	-	-	-
In lieu of cash for future services rendered	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	-	-	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	-	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Cash payments	-	-	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-	-	-
Warrants issued for long term financing	-	-	-	-	-	-	-	-	-	-
Warrants issued for interest expense related to warrants re-priced
Options expense	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on securities available for sale	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
BALANCES, December 31, 2009	11,595	$48	2	$-	-	$-	100	$10,000	9,722,924	$38,054

See accompanying notes to the consolidated financial statements

	Stock Subscriptions Receivable	Options and Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, December 31, 2006	$(230)	$45,093	$-	$(69,782)	$-	$5,659
Stock issued:
Cash	-	-	-	-	-	(24)
Conversion of accrued interest	-	-	-	-	-	18
Conversion of preferred stock	-	-	-	(1,707)	-	-
Conversion of dividends payable	-	-	-	-	-	637
In lieu of cash for services	-	-	-	-	-	164
In lieu of cash for equipment	-	-	-	-	-	84
Redemption of preferred stock	-	-	-	-	-	(95)
Intrinsic value of convertible feature	-	-	-	(75)	-	-
Stock subscriptions receivable:
Cash payments	-	-	-	-	-	-
Interest collected	1	-	-	-	-	1
Interest earned	(2)	-	-	-	-	(2)
Increase in reserve	60	-	-	-	-	60
Warrants issued for services	-	68	-	-	-	68
Options expense	-	711	-	-	-	711
Preferred stock dividends	-	-	-	(519)	-	(519)
Net loss	-	-	-	(6,088)	-	(6,088)

BALANCES, December 31, 2007	$(171)	$45,872	$-	$(78,171)	$-	$674

	Stock Subscriptions Receivable	Options and Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Stock issued:
Cash	$-	$-	$-	$-	$-	$(30)
Acquisition of assets – Multiband NC Incorporated	-	-	-	-	2,819	6,673
Acquisition of assets – US Install	-	-	-	-	-	101
Conversion of notes payable	-	-	-	-	-	19
Conversion of accrued interest	-	-	-	-	-	4
Conversion of preferred stock	-	-	-	(3,745)	-	-
Conversion of dividends payable	-	-	-	-	-	179
Restricted stock issued	-	-	-	-	-	23
Cancellation of note receivable	61	-	-	-	-	-
In lieu of cash for future services rendered	-	-	-	-	-	128
Redemption of preferred stock	-	-	-	-	-	(179)
Intrinsic value of convertible feature	-	-	-	(29)	-	-
Stock subscriptions receivable:
Cash payments	-	-	-	-	-	-
Interest collected	3	-	-	-	-	3
Interest earned	(2)	-	-	-	-	(2)
Increase in reserve	25	-	-	-	-	25
Warrants issued for services	-	1	-	-	-	1
Options expense	-	165	-	-	-	165
Preferred stock dividends	-	-	-	(314)	-	(314)
Other comprehensive income – unrealized gains on securities available for sale	-	-	46	-	-	46
Net income	-	-	-	945	652	1,597

BALANCES, December 31, 2008	$(84)	$46,038	$46	$(81,314)	$3.471	$9,113

	Stock Subscriptions Receivable	Options and Warrants	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Stock issued:
Cash	$-	$-	$-	$-	$-	$700
Acquisition of 29% of Multiband NC Incorporated	-	-	-	394	(2,054)	(1,660)
Acquisition of 80% of – Multiband EC,NE, SC, MBMDU, DV, and Security	-	-	-	-	6,306	6,306
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	(4,004)	(5,996)	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	1,500
Conversion of notes payable	-	-	-	-	-	210
Conversion of accrued interest	-	-	-	-	-	5
Conversion of preferred stock	-	-	-	(8)	-	-
Conversion of dividends payable	-	-	-	-	-	264
Repurchase of common stock	-	-	-	-	-	(120)
Restricted stock issued	-	-	-	-	-	-
Cancellation of note receivable	-	-	-	-	-	-
In lieu of cash for future services rendered	-	-	-	-	-	-
Redemption of preferred stock	-	-	-	-	-	(24)
Intrinsic value of convertible feature	-	-	-	5	-	-
Stock subscriptions receivable:
Cash payments	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-
Interest earned	(2)	-	-	-	-	(2)
Increase in reserve	60	-	-	-	-	60
Warrants issued for long term financing	-	347	-	-	-	347
Warrants issued for interest expense related to warrants re-priced	-	30	-	-	-	30
Options expense	-	157	-	-	-	157
Preferred stock dividends	-	-	-	(367)	-	(367)
Other comprehensive income – unrealized losses on securities available for sale	-	-	(39)	-	-	(39)
Net loss	-	-	-	(9,650)	(1,727)	(11,377)

BALANCES, December 31, 2009	$(26)	$46,572	$7	$(94,944)	$-	$5,103

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(11,377)	$1,597	$(6,088)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	10,906	3,025	3,639
Amortization of debt issuance costs	36	-	-
Amortization of original issue discount	58	-	30
Amortization of imputed interest discount	35	282	-
Gain on debt extinguishment	-	(30)	(131)
Loss on forgiveness of notes receivable	61	-	-
Impairment of goodwill, intangibles and property and equipment	-	132	-
Loss (gain) on sale of property and equipment	(86)	77	192
Change in allowance for doubtful accounts receivable	748	(15)	(154)
Change in reserve for stock subscriptions and interest receivable	58	22	60
Management consulting income from DirecTECH	-	(1,946)	-
Warrants issued for services or modified as interest expense	30	2	68
Stock issued for future services	-	47	164
Common stock issued for expenses	87	-	-
Compensation expense of restricted stock awards	-	24	-
Stock based compensation expense	157	165	711
Reduction in interest receivable by increase in note receivable	-	(2)	-
Changes in operating assets and liabilities:
Accounts receivable	(6,966)	777	615
Other receivable – related party	47	(2,365)	-
Inventories	7,472	456	208
Prepaid expenses and other	1,462	(520)	82
Other assets	24	(420)	(82)
Accounts payable and accrued liabilities	(7,551)	212	27
Accrued income taxes	(151)	499	-
Customer deposits	-	-	(1)
Liabilities of discontinued operations	-	-	(125)
Deferred service obligations and revenue	1,026	1,284	(606)
Net cash flows from operating activities	(3,924)	3,303	(1,391)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,937)	(171)	(384)
Checks issued in excess of bank balance with the purchase of 80% of outstanding stock of DirecTECH operating entities	(369)	-	-
Cash acquired via purchase of Multiband NC Incorporated	-	4,044	-
Cash collected on other receivables – related party acquired via the purchase of Multiband NC Incorporated	-	2,815	-
Purchase of US Install	-	(101)	-
Purchases of intangible assets	(191)	-	-
Issuance of other receivable-related party	-	(5,844)	-
Proceeds from sale of property and equipment	8	-	-
Proceeds from sale of intangible assets and related equipment	-	40	2,651
Collections on notes receivable	37	7	10
Net cash flows from investing activities	(3,452)	790	2,277

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

	2009	2008	2007

FINANCING ACTIVITIES
Checks issued in excess of cash in bank	-	-	(319)
Net repayments on line of credit	4	-	-
Payments for debt issuance costs	(144)	-	-
Payments on long-term debt	(2,733)	(146)	(139)
Payments on related parties debt	(1,455)	-	-
Payments on capital lease obligations	(477)	(213)	(251)
Payments on note payable to stockholder	-	-	(25)
Payment on mandatory redeemable preferred stock	(150)	(70)	(60)
Payments for stock issuance costs	-	(30)	(24)
Net borrowings from short-term debt	(93)	-	-
Proceeds from related parties debt	3,700	-	-
Proceeds from issuance of long-term debt	6,100	100	-
Proceeds from issuance of preferred stock	700	-	-
Payments received on stock subscriptions and interest receivables	-	3	-
Redemption of common stock	(60)	-	-
Redemption of preferred stock	(24)	(179)	(95)
Preferred stock dividends	(98)	(156)	(50)
Net cash flows from financing activities	5,270	(691)	(963)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,106)	3,402	(77)
CASH AND CASH EQUIVALENTS - Beginning of Year	4,346	944	1,021
CASH AND CASH EQUIVALENTS - END OF YEAR	$2,240	$4,346	$944

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975.  The Company provides voice, data and video services to multi-dwelling unit and single family home customers.  The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company incurred a net loss of $11,377 for the year ended December 31, 2009, earned a net income of $1,597 for the year ended December 31, 2008, and incurred a net loss of $6,088 for the year ended December 31, 2007. At December 31, 2009, the Company had an accumulated deficit of $94,944.  The Company's ability to continue as a going concern is dependent on it maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.
Continued to improve mix of jobs (i.e. increase in higher paying installation work orders versus non or limited revenue producing service calls) which improves gross margins in its Home Service provider (HSP) segment by maintaining DirecTV exclusivity in its core markets.

2.
Reduce operating expenses by reducing inventory losses, reducing training costs through decreased technician turnover, managing professional fees, insurance and other general and administrative expenses.

3.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.

4.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.

5.	Expand call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

6.	Solicit additional equity investment in the Company by issuing either preferred or common stock.

Principles of Consolidation

The 2008 consolidated financial statements include the accounts of Multiband Corporation (MBCorp) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MNMDU), Multiband Subscriber Services, Inc. (MBSS), and Multiband USA, Inc. (MBUSA).  In addition, effective March 1, 2008, the Company acquired a 51% interest in Multiband NC Incorporated (NC) (formerly Michigan Microtech, Inc. (MMT)) and have also included NC’s results of operations and cash flow for the ten months ended December 31, 2008 in the consolidated financial statements for that period.

In addition, effective January 2, 2009, the Company purchased 80% of the issued and outstanding shares of common stock of all of the DirecTECH Holding Co. (DTHC) operating subsidiaries (DirecTECH) (an additional 29% of Multiband NC Incorporated (NC) (formerly Michigan Microtech, Incorporated (MMT)), 51% of which was previously purchased effective March 1, 2008 (see Note 2) and 80% of Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband MDU Incorporated (MBMDU), Multiband DV Incorporated (DV) and Multiband Security Incorporated (Security) (see Note 2)).  The noncontrolling interest in subsidiaries on the consolidated balance sheet (formerly Minority Interest) and consolidated statement of operations represents DTHC’s 20% ownership of Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband NC Incorporated (NC), Multiband MDU Incorporated (MBMDU), Multiband DV Incorporated (DV) and Multiband Security Incorporated (Security) from January 2, 2009 to December 17, 2009.  On December 17, 2009, the Company purchased the remaining 20% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) and transferred $5,996 of noncontrolling interest to Multiband’s controlling interest.  The 2009 consolidated financial statements include the accounts of all wholly-owned subsidiaries and the newly acquired companies (DirecTECH).  The Company pushes down applicable overhead, interest expense and amortization expense from the parent company (MBCorp) to its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

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

The Company has two operating segments.  The MDU segment (MDU) (companies include MNMDU, MBSS, MBMDU and MBUSA) represents results as the master service operator for DirecTV and provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.  The HSP segment (HSP) (companies include NE, SC, EC, NC, DV and Security) provides the installation and service of DirecTV video programming, internet and home security systems for residents of single family homes.

The Company earns HSP segment revenue as follows:

•	installation and service of DirecTV video programming for residents of single family homes

•	installation of home security systems and internet services

The Company has a home services provider agreement with DirecTV which allows the Company to install and activate DirecTV video programming services for residents of single family homes.  As a DirecTV HSP, the Company earns revenue for installing and servicing DirecTV video customers pursuant to predetermined rates set by DirecTV which may vary from time to time.  Revenue is recognized upon completion of the delivery and installation of equipment.  DirecTV reimburses the Company for substantially all DirecTV equipment used for customer installation related to the HSP segment.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

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

Investments

We classify investments in marketable securities at the time of purchase.  At December 31, 2009 and 2008, all marketable securities are classified as available-for-sale and as such, the investments are recorded at fair value. Gains and losses on the sale of marketable securities are recognized in operations based on the specific identification method.  At December 31, 2009 and 2008, our investments consisted of common shares of Western Capital Resources, Inc. (WCRS).

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  For the MDU and HSP segments, the Company does have concentrations of credit risk as over 88% of accounts receivable at December 31, 2009 is with one customer (see Note 17).  Invoices are due 30 days after presentation.  Accounts receivable over 30 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.  Accounts receivable are shown net of an allowance for uncollectible accounts of approximately $810 and $60 at December 31, 2009 and 2008, respectively.

Inventories

The Company’s inventories are segregated into three major categories.  Serialized DirecTV inventories consist primarily of satellite receivers and similar devices.  Non-serialized DirecTV inventories consist primarily of satellite dishes, poles and similar devices which are supplied by DirecTV.  Other inventory consists primarily of cable, switches and various small parts used in the installation of DirecTV satellite dishes.  Inventory is costed using a standard cost, which approximates actual costs, determined on a first-in first-out basis.

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

Long-lived Assets

The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

For the HSP segment, the income approach was used to measure fair value for those long-lived assets.  The income approach was based on the present value of five years of future cash flows with an assumed growth of 0–3% while applying a discount rate.  For the MDU segment, the market approach considering market multiples from comparable transactions were used to measure fair value of those long-lived assets.  Comparable transactions were identified based on their similarities to the reporting unit with similar features, age of equipment, and length of ROE contracts.  There was no impairment noted for either segment at December 31, 2009 or 2008.

Deferred Revenue

The Company invoices for certain installation upgrade projects upon order of project equipment.  Revenue is deferred on these projects until the equipment is installed.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

Goodwill and Other Intangible Assets

In accordance with ASC Topic No. 350, Intangibles-Goodwill and Other, goodwill and intangible assets without a defined life shall not be amortized over a defined period, but instead must be tested for impairment at least annually.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  The goodwill impairment test is a two-step impairment test.  In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance.  Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.

For our annual goodwill impairment test, our reporting units were the same as our operating segments.  We tested impairment for the HSP and MDU segments which both had goodwill at December 31, 2009.  The Company utilized the best information available, including prices for similar assets and liabilities and the results of using other fair-value measurement techniques.  The income approach was used to determine the fair value of the HSP segment, whereby the fair value was calculated based on the present value of five years of future cash flows with an assumed growth of 0-3%, plus the present value of projected terminal value excluding amortization expense, calculated based on the Gordon Growth Model and applying a discount rate that represented the Company’s weighted average cost of capital (WACC).  For the MDU segment, the market approach, considering market multiples from comparable transactions, was used to measure fair value.  Comparable transactions were identified based on their similarities to the reporting unit with similar economic prospects.  The Company concluded there was no goodwill impairment at December 31, 2009.

We assessed the reasonableness of the fair value calculations of our reporting units by reconciling the sum of the fair values for all our reporting units using the income and market approaches to our total market capitalization.  The Company analyzed its stock price and overall market capitalization which, although fluctuating throughout 2009, trended upward overall.  When reconciling the income approach results with the Company’s market capitalization as of December 31, 2009, which was lower than the Company’s goodwill carrying value as stated on its December 31, 2009 balance sheet, we increased the selected discount rate used in the income approach to account for the additional cash flow projection risk that is perceived by the market.  The discount rate was increased to 26.5% from the Company’s WACC of 19%.

Goodwill was $38,067 and $1,095 at December 31, 2009 and 2008, respectively.  The goodwill recorded as part of our HSP segment was $37,686 and $1,045 at December 31, 2009 and 2008, respectively.  The goodwill recorded as part of our MDU segment was $381 and $50 at December 31, 2009 and 2008, respectively.  The increase in goodwill during 2009 is due to the purchase of DirecTECH (see Note 2).  In 2009, the Company did not record any impairment to goodwill or intangibles.  For the year ended December 31, 2008, the Company recorded an impairment to goodwill relating to the partial impairment of US Install goodwill of $50 and the impairment of the remaining goodwill recorded from a previous acquisition of $17.  Also, pursuant to the abandonment of a right of entry intangible asset, the Company recorded impairment charges of $65 for the year ended December 31, 2008.

Components of intangible assets are as follows:

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$2,577	$1,228	$801	$526
Contracts with DirecTV	36,902	15,574	11,502	8,060
Customer contracts	102	102	102	86
Total	39,581	16,904	12,405	8,672
Impairment of intangibles	-	-	-	65
Total including impairment	$39,581	$16,904	$12,405	$8,737

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

Amortization of intangible assets was $8,216, $2,245, and $2,352 for the years ended December 31, 2009, 2008 and 2007, respectively.  Estimated amortization expense of intangible assets for the years ending December 31, 2010, 2011, 2012, 2013, 2014 and thereafter is $5,727, $5,105, $5,060, $4,962, $1,715 and $95, respectively. Right of entry contracts contain $13 of contracts that have not been placed in service, therefore no amortization expense has been recorded.  The weighted average remaining life of the intangibles is 4.24 years with right of entry average life of 4.39 years and contracts with DirecTV of 4.23 years.  The increase in intangibles during 2009 is due to the purchase of DirecTECH (see Note 2).  The increase in intangible value during 2008 is due to the purchase of NC (see Note 2) and US Install (see Note 2).  The weighted average contractual life of the purchased intangibles is 3.05 years (see Note 2).

The Company amortizes the right of entry contracts, contracts with DirecTV, and customer contracts, over their estimated useful lives ranging from 3.5 to 119 months.

Debt Issuance Costs

The Company has capitalized $145 and $0 of debt issuance costs during the years ended December 31, 2009 and 2008, respectively.  The Company amortizes the debt issuance costs under the effective method over the life of the related debt instrument and includes these costs with other assets on the consolidated balance sheets.  Amortization of debt issuance costs of $36 and $0 for the years ended December 31, 2009 and 2008, respectively, is included in interest expense.

Group Health and Workers’ Compensation Insurance Coverage

The Company uses a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks. The Company’s share of its workers compensation plan are recorded for the aggregate liabilities for claims reported, based on historical experience. The Company also estimates the cost of health care claims that have been incurred but not reported, based on historical experience.

Insurance and claims accruals reflect the estimated cost for group health and workers’ compensation claims not covered by insurance.  The insurance and claims accruals are recorded at the estimated ultimate payment amounts.  Such insurance and claims accruals are based upon individual case estimates and estimates of incurred-but-not-reported losses using loss development factors based upon past experience.

During 2009, in certain states, the Company is self-insured for workers’ compensation liability claims up to $100, plus administrative expenses, for each occurrence involving workers’ compensation claims since February 1, 2009.  Effective January 1, 2010, the Company is self-insured for workers compensation claims up to $250 plus administrative expenses, for each occurrence involving workers compensation claims since that date.

The Company is self-insured for health insurance covering the range of liability under which management expects most claims to occur.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.

Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising costs were $153, $59, and $77, for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of December 31, 2009 and 2008.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payments at fair value.  The financial statements for the years ended December 31, 2009, 2008 and 2007 recognize compensation cost for the portion of outstanding awards which have vested during the applicable year.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the years ended December 31, 2009, 2008 and 2007, total stock-based compensation expense of $157 ($0.02 per share), $165 ($0.02 per share) and $711 ($0.10 per share) was included in selling, general and administrative expenses, respectively.   As of December 31, 2009, there was $164 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.79 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

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

In determining the compensation cost of the options granted during fiscal 2009, 2008 and 2007, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	2009	2008	2007
Risk-free interest rate	1.43%	3.02%	4.56%
Expected life of options granted	5 years	6.5 years	10 years
Expected volatility range	95%	94%	242%
Expected dividend yield	0%	0%	0%

Net Loss per Common Share

Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued. All options, warrants and convertible preferred shares outstanding during the years ended December 31, 2009, 2008 and 2007 were anti-dilutive due to loss attributable to common stockholders for each of the years then ended.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments.  Management believes that the Company has two operating segments, HSP, where the Company receives net cash payments for the installation and service of DirecTV video programming for residents of single family homes, and MDU, where the Company acts as a master service operator for DirecTV, receives net cash payments for managing video subscribers through its network of system operators who are billed by DirecTV and also directly bills voice, data and video subscribers as a principal.  The previously filed Form 10-K business segments disclosed the MCS segment which is now reported within the MDU segment.

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

Financial Instruments

The carrying amount of all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations and long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

Reclassifications

Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation.  The reclass was a change in presentation of minority interest related to noncontrolling interest in stockholders’ equity (see Note 2 and 12).  Also, the MCS segment was combined with the MDU segment in 2009.  These reclassifications had no effect on net loss.

NOTE 2 – Business Acquisitions/Sales Transactions

Effective December 17, 2009, the Company purchased the remainder of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) (an additional 20% of NC (formerly MMT), 29% of which was previously purchased effective January 2, 2009 and 51% purchased effective March 1, 2008 and 20% of NE, SC, EC, MBMDU, DV and Security, 80% of which was previously purchased effective January 2, 2009).  DTHC, a fulfillment agent for a national satellite television company, DirecTV, specialized in the providing of satellite TV to single family homes.  The purpose of this acquisition was to increase the Company’s business of installing video services in single family homes (HSP segment).  The Company issued 100 shares of Multiband Series J Preferred Stock with a fair value of $10,000 to purchase the remaining 20% interest.  Because the Company already had a controlling interest in these entities the purchase transaction is accounted for as an equity transaction only.

The carrying amount of the noncontrolling interest at December 17, 2009 was adjusted to reflect the 100% ownership in the subsidiaries by reducing the accumulated deficit. The difference between the amount of noncontrolling interest at December 17, 2009 and the fair value of the preferred shares issued of $10,000 was also recorded as a reduction of accumulated deficit. The net effect to equity was zero. No increase to goodwill or intangibles was recorded as part of this acquisition.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

On January 2, 2009, the Company purchased 80% of NE, SC, EC, MBMDU, DV and Security.   The purchase price totaled $40,400 plus other consideration valued at $1,608 as of the acquisition date.  The $40,400 consists of three parts: 1) $500 in cash which was paid at the initial closing date of January 2, 2009 and in escrow as a deposit at December 31, 2008; 2) a non-interest bearing note of $500 payable without interest as follows: $250 on demand on or after April 1, 2009 and $250 after the Company’s retention of senior financing, as defined, no later than August 31, 2009 which amount has not been paid as of December 31, 2009; 3) a promissory note in the amount of $39,400, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default), plus the remaining $800 note payable from the purchase of 51% of NC.  Subsequent to the closing, the Company and DTHC mutually agreed to offset the $40,200 promissory note by the amount of $6,344, for an offsetting receivable on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $33,856.  As of December 31, 2009, the Company has offset an additional $4,000 of receivable from DirecTECH related to legal claims discussed below, which brings the remaining balance of the note to $29,856.

The Company evaluates the purchase price allocation based on the fair value of the assets acquired and liabilities assumed.  The Company recognizes pre-acquisition contingencies at fair value, if fair value can be reasonably determined.  If fair value cannot be reasonably determined, the Company records the contingencies at its best estimate.

Because the Company had previously gained control of NC with its purchase of 51% of NC in March 2008, Multiband recognized the acquisition of the additional 29% ownership interest in NC on January 2, 2009 as an equity transaction.  The purchase price of $1,660 increased the accumulated deficit and the transfer of $2,054 of noncontrolling interest to controlling interest decreased the accumulated deficit.  No increase to goodwill or intangibles was recorded as part of this acquisition.

In the January 2, 2009 transaction to purchase the other DTHC operating subsidiaries, the Company recognized the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with certain exceptions.  The assets and liabilities purchased are all measured on a nonrecurring basis at fair value.  The Company recognized goodwill as of the acquisition date, measured using an income, market or cost approach, which in most types of business combinations will result in measuring goodwill as the excess of the fair value of consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired or assumed.  A qualitative and quantitative analysis of factors that make up recognized goodwill, such as DirecTECH’s assets, liabilities and other contingent considerations, such as leases and other off-balance sheet commitments, follows.

A summary of the transaction is as follows:

Cash paid	$500
Short-term debt	500
Promissory note	39,400
Total consideration	40,400
Less consideration for 29% of NC (recorded separately as an equity transaction)	(1,660)
Consideration for 80% of outstanding stock of EC, NE, SC, MBMDU, DV, and Security	$38,740

Assets	$33,444
Intangible assets	27,634
Goodwill	36,972
Accounts payable and accrued liabilities	(53,004)
Noncontrolling interest	(6,306)
$38,740

The fair value of the intangible assets of $27,634 and noncontrolling interest of $6,306 was obtained by management, using a fair value measurement which included applying discount rates of 15%, a terminal value of $28,200, as well as a noncontrolling discount of 30%.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

As part of the acquisition, the Company preliminarily assessed a $5,040 contingent legal accrual related to an existing litigation.  In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset half of certain claims against the note to DTHC once those claims are ultimately resolved, and therefore also allocated a note receivable – related party of $2,290 which represented an estimate of the amount that could be recovered from DTHC based on the preliminary legal contingency accrual.  During the year ended December 31, 2009, the Company increased the contingent legal accrual to $8,706 based on new information received about facts and circumstances that existed as of the acquisition date related to certain legal matters.  On December 31, 2009 the Company settled in principal the majority of these claims, and recorded the settlement of $6,729, net of imputed interest of $575 (see Note 17).  The remaining contingent liability at December 31, 2009 was an estimated $1,977 related to this litigation.  At the time the settlement was recorded, the Company also offset $3,904 of the note receivable – related party against the note payable – related party to DTHC.  The remaining balance on the note receivable of $1,011 represents an estimate of the amount that can be further recovered from DTHC based on the preliminary legal estimate.  The receivable is classified as long-term since management intends to offset the receivable with any balance remaining on the note payable to DTHC.

The Company acquired $25,400 of intangible assets relating to contracts with DirecTV as well as right of entry contracts of $2,234.  At the time of the acquisition, the weighted average remaining life of the intangibles acquired was 2.57 years based on terms without renewals, with an average life for right of entry contracts of 5.44 years and contracts with DirecTV of 2.33 years.  The weighted average remaining life of the intangibles acquired was 3.49 years assuming one year term renewals, with right of entry contracts average life of 5.44 years and contracts with DirecTV of 3.33 years.  In May 2009, the Company signed a new contract with DirecTV (see Note 17).  The Company capitalizes material costs incurred to renew or extend terms of intangible assets.  No costs have been incurred to renew or extend the terms of intangible assets during the year ended December 31, 2009.  Goodwill and intangible assets acquired are not expected to be deductible for tax purposes.

The Company’s report on Form 10-K for the year ended December 31, 2008 contained a preliminary estimated fair value of all the aforementioned assets and liabilities related to the purchase.  At the time of the preliminary estimate DirecTech had not completed its audit for the year ended December 31, 2008.  Nor at this time had the Company completed its procedures to value and allocate the final purchase price to intangible and tangible assets acquired in the acquisition.  The Company’s subsequent receipt of final balance sheet information to the aforementioned Form 10-K filing, necessitated a revision of the DirecTech purchase price valuation.  This revision is reflected in this footnote.  The revision consists of reallocations of goodwill and other intangible assets related to the purchase.  More specifically, goodwill assets were increased by $14,400 and intangible assets were decreased by $9,066 from the original estimate, due to the additional purchase of 29% of NC being treated as an equity transaction and therefore no additional assets (including goodwill) or liabilities were allocated for NC in the purchase price (see Note 2).  At June 30, 2009, the Company revised the fair value of the contingent consideration from $1,608 to zero.  The Company determined that the significant level 3 inputs previously used to determine the contingent consideration were incomplete.  After further review, the Company determined that it was appropriate to define this change as a measurement period adjustment to the purchase price.  At December 31, 2009, the Company adjusted the contingencies estimated as a result of improved information regarding circumstances that existed as of the acquisition date which increased the liability by $1,090 and goodwill and receivables by $545.  At December 31, 2009, the Company adjusted the majority of the contingencies due to an actual settlement in principle of certain litigation (See Note 17).  In the fourth quarter, within the one-year measurement period the Company, also increased accrued liabilities by $1,200 to reflect the assumption of an insurance premium obligation.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

The unaudited pro forma information for the year ended December 31, 2008 does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

	2008 Consolidated as reported	2008 Pro Forma Disclosed
Year ended December 31, 2008
Revenues	$42,986	$234,645

Income (loss) from operations	903	(3,994)

Net income	945	(7,275)
Preferred stock dividends	4,088	4,088
Loss attributable to common shareholders	$(3,143)	$(11,363)

Loss attributable to common shareholders per common share – basic and diluted	$(0.34)	$(1.21)
Weighted average shares outstanding – basic and diluted	9,303	9,429

Effective March 1, 2008, the Company purchased, pursuant to a Supplemental Agreement and Plan of Share Exchange, 51% of the outstanding shares of Michigan Microtech, Incorporated (MMT), previously a wholly owned subsidiary of DirecTECH Holding Company, Inc. (DTHC) which equaled 1,020,000 MMT common shares.  The consideration paid for the shares was 1,490,000 shares of restricted Multiband common stock valued at $3,854 and a promissory note for $2,246.  The note was retired in January 2009 when the majority acquisition of all the DirecTECH operating subsidiaries occurred.  The Multiband shares, via negotiation and mutual agreement between buyer and seller, were valued at $2.59 per share. The seller received certain piggyback registration rights with regards to the Multiband shares.  The note payable was recorded net of a discount for imputed interest of 3% which amortized monthly as part of interest expense.  The total discount for imputed interest amounted to $317.  The Company purchased MMT to enter the market of installing video services in single family homes.  The Company allocated the purchase price to the fair values of MMT assets and liabilities.  As part of the acquisition, the Company recognized an intangible asset of $1,804 related to MMT’s HSP agreement with DirecTV, and goodwill of $1,045.  The Company will amortize this intangible over the remaining 38 month term of MMT’s home services provided contract with DirecTV.  The term of the contract will automatically renew as of April 30, 2011 for additional one year periods unless either MMT or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  The goodwill will not be deductible for tax purposes.  The balance sheet as of the March 1, 2008 acquisition date was as follows:

Condensed Balance Sheet March 1, 2008
Cash	$4,044
Accounts receivable	2,627
Inventory	2,209
Other current assets	2,827
Property and equipment, net	74
Other assets	421
Total assets	$12,202

Accounts payable and accrued liabilities	$6,432
Other liabilities	18
Total liabilities	6,450

Stockholders’ equity	5,752
Total liabilities and Stockholders’ equity	$12,202

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

In May 2007 (as subsequently amended in June 2007, December 2007, June 2008 and October 2008), DirecTECH Holding Company (DTHC) and its subsidiaries, including Michigan Microtech, Incorporated (MMT) which, prior to March 1, 2008, was 100% owned by DTHC, entered into a loan and security agreement with MB Financial Bank, N.A. (MB Bank).  Multiband Corporation, effective March 1, 2008, owned 51% of the common stock of MMT.  At the time of Multiband’s purchase of the MMT stock in February 2008, Multiband received a release of the MB Bank’s lien against the MMT stock.  However, MMT remained an obligor on the overall MB Bank loan until the loan was paid in full during December 2008.  MMT never utilized any of the loan proceeds.  Based on the Company’s interpretation of Securities Exchange Commission’s Staff Accounting Bulletin No. 5J (SAB 5J), none of the DTHC bank loan debt is reflected in MMT’s financial statements which have been consolidated with Multiband Corporation’s financial statements for the ten months ended December 31, 2008.

Effective March 1, 2008, the Company purchased 100% of the assets of US Install LLC in exchange for $95 in cash plus 37,879 shares of restricted Multiband common stock valued at $103.  The Company also incurred acquisition expense of $1 related to this purchase.  In addition, the parties executed employment agreements with US Install’s two principals. The parties also executed noncompetition and nonsolicitation agreements with each principal in exchange for cash consideration of $3 per agreement.  The Company allocated the purchase price as follows:

Intangible assets	$103
Goodwill	100
Total assets acquired	203

Proceeds for the acquisition were obtained via an unsecured promissory note in the amount of $100 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Bas Mattingly, Vice President of Business Development of the Company.  The note carries an interest rate of 7% per annum and was extended through April 1, 2010.  The Company purchased US Install LLC to diversify its revenue sources.  For the year ended December 31, 2008, the Company recorded a partial impairment of $50 to the US Install goodwill.

Effective March 1, 2007, the Company, pursuant to an asset purchase agreement entered into October 19, 2006 (the “agreement”), completed the sale of substantially all of its video assets located in California to Consolidated Smart Broadband Systems, LLC (CSBS).  The purchase price paid by CSBS was $1,214 at closing plus an additional $100, paid on March 30, 2007 consisting of cash proceeds of $758 and direct payments to lenders of $556 (including $22 of imputed interest).  The results of the sale of the California assets resulted in a loss of $40, which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the year ended December 31, 2007.

Effective March 31, 2007, the Company completed the sale of substantially all of its video assets located in Ohio to Directech MDU (“DirecTECH”).  The purchase price paid by DirecTECH was $746.  The purchase price consisted of the assumption of a note payable for the gross value of $329 and $417 cash paid at closing on April 20, 2007.  The sale of the Ohio assets resulted in a gain on sale in the amount of $325 which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the year ended December 31, 2007.  The proceeds of $684, including assumed liabilities of $267 less the net book value of the MCS segment assets sold amounted to a gain on sale of $325.

On October 16, 2007, the Company completed the sale to MDU Communications (MDUC) of approximately 9,800 subscriptions and the related assets located in 181 multi-family properties located throughout Florida, Illinois, New York, Colorado, New Jersey, and Texas.  Total proceeds for MCS assets sold amounted to approximately $3,325 consisting of cash proceeds of $1,477 selling expenses paid by MDUC of $135 and the remainder on debt and liabilities paid directly by MDUC.  The sale resulted in a loss of $462 which is included in the selling, general and administrative expenses of the accompanying consolidated statements of operations for the year ended December 31, 2007.  The aforementioned loss primarily resulted from fewer multi-family properties being sold to MDUC than was originally intended in the party’s asset purchase agreement.  Certain properties could not be sold due to the Company’s inability to obtain some property owners consent to assignment.  The difference in the mix of properties ultimately transferred to MDUC increased the loss on sale compared to what the Company originally estimated upon execution of the asset purchase agreement in July 2007.

These sales were not reported as a discontinued operation because the assets sold did not constitute a segment or component of the Company’s business, and the Company retained assets and on-going service rights associated with the video subscribers.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

NOTE 3 – Securities Available for Sale

As of December 31, 2007, Multiband had the voting rights for and was holding in trust 58,161 common shares of Western Capital Resources, Inc. (WCRS) (previously URON, a former subsidiary) for various contingent rights holders whose rights were tied to potential future warrant exercises or preferred stock conversions.  The Company values these shares at fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company values and records all investment securities transactions on a trade date basis.  Securities listed on a national or regional securities exchange are valued at their last reported sales price on the last business day of the period.  Securities which are not traded on a major exchange or for which no sale was reported on that date are valued at the average of their last quoted "bid" price and "asked" price.  Short positions are valued at the last quoted "asked" price.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs.  The Company’s investments in available-for-sale securities was determined based on quoted market prices in active markets for identical assets and liabilities (level 1).  As of February 4, 2008, certain aforementioned contingent rights were not exercised by the various holders; therefore Multiband owns 37,994 shares of WCRS.  As a result, Multiband recorded the fair value of WCRS shares based on quoted market prices as an unrealized gain.  At December 31, 2009 and 2008 the balance in securities available for sale was $7 and $46, respectively.

Securities available for sale consisted of the following at December 31:

	2009	2008
Beginning balance	$46	$-
Initial investment	-	122
Current period unrealized loss	(39)	(76)
Ending balance	$7	$46

Fair value of securities available for sale consisted of the following at December 31:

	2009	2008
Cost	$-	$-
Unrealized gain	$7	$46
Fair value at period end	$7	$46

NOTE 4 – Inventories

Inventories consisted of the following at December 31:

	2009	2008
DirecTV – serialized	$2,948	$814
DirecTV – nonserialized	3,455	670
Other	2,158	419
Total	$8,561	$1,903

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

NOTE 5 - Property and Equipment

Property and equipment consisted of the following at December 31:

	2009	2008
Leasehold improvements	$1,074	$771
Office equipment and furniture	7,242	4,956
Subscriber related equipment	10,714	2,855
Property and equipment under capital lease obligations	1,566	811
Total property and equipment	20,596	9,393
Less accumulated depreciation and amortization	(11,321)	(7,016)
Less accumulated depreciation and amortization of capital leases	(729)	(344)
Total property and equipment, net	$8,546	$2,033

Depreciation and amortization expense on property and equipment was $2,690, $780 and $1,286 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 6 – Notes Receivable

Notes receivable consisted of the following at December 31:

	2009	2008
Notes receivable – Satellite Systems, variable monthly principal payments based on revenue generated plus interest of 7%, written off in 2009.	-	61

Notes receivable – S Scott, L.L.C., fixed monthly payments of $1, including interest at 6%, due October 2015. Note is collateralized by said property.	31	39
Total notes receivable	31	100
Less: current portion	(6)	(61)
Long-term portion of notes receivable	$25	$39

NOTE 7 – Accrued Liabilities
Accrued liabilities consisted of the following at December 31:

	2009	2008
Payroll and related taxes	$6,971	$1,354
Accrued legal settlements, fees and contingencies (see Note 17)	5,684	960
Accrued preferred stock dividends	626	622
Accrued liability – vendor chargeback	40	-
Accrued contract labor	2,002	-
Accrued income taxes	296	499
Other – short term	6,407	1,000
Accrued liabilities – short term	22,026	4,435
Accrued – long term related to legal settlement payable in 24 equal installments and multi-year insurance premium obligations	4,415	-
Total accrued liabilities	$26,441	$4,435

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

NOTE 8 - Long-term Debt

Long-term debt consisted of the following at December 31:

	2009	2008
Debenture payable - Convergent Capital Partners, II, L.P., see terms in note below, net of original issue discount of $289.	$4,711	$-

Debenture payable - Convergent Capital Partners I, L.P., this note was paid May 2009.	-	1,400

Note payable – Johanson Berenson LLP, unsecured, monthly installments of $34 including interest of 5%, due July 2010.	232	-

Notes payable – group of accredited institutional investors. Interest is 6% payable semi-annually in cash or common stock at the Company’s election, due November 2007, collateralized by certain assets of the Company and subordinated. This note payable is past due (see Note below).	50	67

Note payable – Lexstar Tower One, LP, monthly installments of $3 including interest at 4%, due August 2010, secured by leasehold improvement.	21	53

Note payable – DeLage Landen Financial Services, monthly installments of $2 including interest at 10.4%, due July 2010, secured by software licenses.	12	31

Note payable – CIT Technology Financing Services, Inc., monthly installments of $2 including interest at 16.6%, due June 2010, secured by software licenses.	9	-

Note payable, interest at 7%, the Company’s intent is to pay this note via reduction of life insurance proceeds, collateralized by life insurance policy owned by the Company.	46	39
Total long-term debt, net of original issue discount of $289 and $0	5,081	1,590
Less: current portion and original issue discount of $96	(228)	(1,517)
Long-term debt, net of current portion	$4,853	$73

Future maturities of long-term debt are as follows for the years ending December 31:
2010	$324
2011	-
2012	5,000
2013	-
2014	-
Thereafter	46
Total future maturities payments	$5,370

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

In June 2005, the Company borrowed $2,000 from Convergent Capital Partners I, L.P. in connection with an amendment of an original debt agreement.  The amendment extended the due date to May 2009 and the Company was required to comply with certain financial covenants.  At December 31, 2008, the Company was in compliance with the debt covenants.  The Company was required to pay monthly interest only payments through the due date.  The outstanding balance of the debenture was $1,400 at December 31, 2008.  The interest rate varied from 11% to 14% dependent on the Company’s stock prices (14% at December 31, 2008).  The debenture agreement was collateralized by substantially all of the assets of the Company.  In January 2009, the Company modified the terms of its June 2005 warrant agreement with Convergent Capital.  The impact of the modification was an increase in the value of the warrants of approximately $30 which was expensed in 2009.  On May 26, 2009, the Company paid off its loan from Convergent Capital Partners I, L.P., in the amount of $1,400.

On May 27, 2009, the Company entered into a loan agreement with Convergent Capital Partners, II, L.P. for $5,000. This loan carries an interest rate of 14% and requires monthly interest only payments until December 2012 when the principal is due and payable in full.  In connection with this loan, the Company paid a closing fee to the lender of $100.  The Company also issued the lender 212,574 fully vested five year warrants with an exercise price of $3.  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The warrants were valued at $347 using the Black Scholes pricing model, recorded as original issue discount, and amortized under the effective interest method over the term of the note.  The Company expensed $58 during the year ended December 31, 2009.  In the event the Company wishes to prepay the loan a prepayment penalty will be assessed.  The loan gives the lender a first security position in the Company’s assets.  The loan contains certain covenants with regards to the Company’s quarterly earnings before interest, taxes, depreciation and amortization.  The Company is in compliance with this covenant at December 31, 2009.

In November 2004, the Company borrowed $2,167 from a group of accredited institutional investors. The notes are convertible into shares of common stock at a conversion rate of $1.00 per share. The notes accrue interest at the rate of 6% per annum, which interest is payable semi-annually in cash or common stock at the Company's election. The notes were due to be paid in full November 2007.  This note payable is past due.  The proceeds of $2,167 were allocated between the notes and the intrinsic value of the conversion option. The resulting original issue discount and the beneficial conversion of the note payable into common stock was being amortized over the life of the notes using the straight-line method, which approximates the interest method. These notes are collateralized by certain assets and are subordinated. During the year ended December 31, 2006, the Company converted principal of $200 and accrued interest of $4 into 40,833 shares of common stock.  During 2007, the Company paid $456 on the principal balance.  The Company converted accrued interest of $18 into 3,536 shares of common stock during the year ended December 31, 2007.  The outstanding balance as of December 31, 2009 and 2008 was $50 and $67, respectively.

NOTE 9 – Related Parties Debt

Related parties debt consisted of the following at December 31:

	2009	2008
Note payable – DirecTECH Holding Company, Inc., due on demand beginning April 2009, 0% interest, unsecured.	$500	$-

Note payable – Bas Mattingly, due June 2010, including interest at 4%, unsecured.	745	-

Note payable – Bas Mattingly, due April 2010, including interest at 7%, unsecured.	100	100

Related parties debt – short term	1,345	100

Loan payable – DTHC payment due date January 2013, including interest at 8.25%. This note is due in full on January 1, 2013. No principal payments are required until January 1, 2013. Secured by all of the issued and outstanding stock of the DTHC operating entities.	29,856	-

Note payable – DirecTECH Holding Company, Inc., net of imputed interest of $0 and $35 at December 31, 2009 and 2008. The balance of this note payable was added to the note payable issued for the purchase of 80% of the DirecTECH operating subsidiaries (see Note 2).	-	265
Related parties debt	$31,201	$365

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

NOTE 10 - Capital Lease Obligations
The Company has lease financing facilities for property, equipment and leasehold improvements.  Leases outstanding under these agreements bear interest at an average rate of 11.48% and expire through May 2014. The obligations are collateralized by the property under lease excluding certain sold property items.  Total cost and accumulated amortization of the leased equipment was $1,566 and $729 at December 31, 2009 and $811 and $344 at December 31, 2008.  Amortization expense related to these obligations is included in depreciation expense.

Future minimum capital lease payments are as follows for the years ending December 31:

2010	$563
2011	379
2012	145
2013	4
2014	1
Less: amounts representing interest	(112)
Present value of future minimum lease payments	980
Less: current portion	(489)
Capital lease obligations, net of current portion	$491

NOTE 11 - Stockholders' Equity

Capital Stock Authorized
The articles of incorporation as amended authorize the Company to issue 100,000,000 shares of no par capital stock.  Authorization to individual classes of stock is determined by a Board of Directors resolution.  All shares have been allocated to common stock except for 2,435,115 shares reserved for preferred stock as follows:

•	275,000 shares of Class A cumulative convertible preferred stock,

•	60,000 shares of Class B cumulative convertible preferred stock,

•	250,000 shares of Class C cumulative convertible preferred stock,

•	250,000 shares of Class D cumulative convertible preferred stock,

•	400,000 shares of Class E cumulative preferred stock,

•	500,000 shares of Class F cumulative convertible preferred stock,

•	600,000 shares of Class G cumulative convertible preferred stock,

•	15 shares of Class H cumulative convertible preferred stock,

•	100,000 shares of Class I cumulative convertible preferred stock (this class is inactive) and

•	100 shares of Class J cumulative convertible preferred stock

On July 18, 2007, the Company’s Board of Directors authorized a 1 for 5 reverse stock split of the Company’s common stock, effective August 7, 2007. In conjunction therewith, the Company amended its articles of incorporation to reduce its authorized capital shares from 100 million to 20 million to conform to Minnesota statutory requirements.  On August 12, 2009, the Company’s shareholders approved an increase in the Company’s authorized shares to 100,000,000 shares of no par capital stock. This increase was formally effectuated in December 2009. The Company gave retroactive effect of the common shares for the reverse stock split transaction in the accompanying consolidated balance sheets and the consolidated statements of operations.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

Cumulative Convertible Preferred Stock
Dividends on Class A, Class B, Class C, Class D, Class F, Class G, and Class H cumulative convertible preferred stock are payable quarterly at 8%, 10%, 10%, 14%, 10%, 8% and 6% per annum, respectively.  Dividends on Class E cumulative preferred stock are payable monthly at 15% per annum, which shall be adjusted after 180 days with an increase of 83 basis points.   Dividends on Class J cumulative preferred stock are cumulative and payable quarterly at 8% per annum, in cash or common stock at the Company’s sole discretion.  Cumulative convertible preferred stock can be converted into common shares at any time as follows: Class A and Class B - five shares, Class C - two shares, Class D - two and one-half shares, Class F- five shares, Class G- six and one quarter shares, Class H is convertible at $1.00 per share and Class I is convertible at $1.50 per share (subject to adjustment for reverse stock split).  Class E is not convertible.  The intrinsic value of any beneficial conversion option is recorded as preferred stock dividends at the time of preferred stock issuance.  Dividends on Class B preferred are cumulative and payable monthly at 10% per annum.  The Class B preferred was offered to certain note payable holders at a conversion of $10 per Class B preferred share.  The dividends are based on $10.00 per share for Class A, B, C, D, E, F and G cumulative preferred stock.  Dividends for Class G stock are payable in common stock at a fixed rate of $1.60 per share which is higher rate than fair market value.  Dividends for Class H cumulative preferred stock are based on 6% of the stated liquidation preference amount per share per annum.  They are payable in common stock at a fixed rate of $1.00 per share which is higher than market value.  Dividends on Class J preferred stock are payable in common stock at a fixed rate of $2.00 per share.  All preferred stock is non-voting.  Warrants to purchase shares of the Company's common stock were given with the issuance of Class A, Class B, Class D, Class G and Class H preferred stock and were valued at fair value using the Black Scholes pricing model.  The Company may, but is not obligated to, redeem the preferred stock at $10.50 per share for Class A and Class B and $10.00 per share for Class C, Class D, Class E and Class F whenever the Company's common stock price exceeds certain defined criteria as defined in the preferred stock agreements, except as noted below.  The Class H shares can be redeemed for $100,000 per share.  Upon the Company's call for redemption, the holders of the preferred stock called for redemption have the option to convert each preferred share into shares of the Company's common stock.  Holders of preferred stock cannot require the Company to redeem their shares with the exception of Class H shares, Class J shares and the 50,000 shares of Class F converted into mandatory redeemable preferred stock (see below).  The liquidation preference is the same as the redemption price for each class of preferred stock where redeemable.

The single Class F shareholder, at its sole discretion pursuant to a put option, can force the Company to redeem up to 50,000 Class F Preferred Shares (the equivalent of $500 worth).  This has been redeemed already.  Class H shareholders have the right to convert all or a portion of preferred shares upon the occurrence of a major transaction or triggering event as defined in the agreement and Multiband has the sole option to pay the redemption price in cash or shares of the Company’s common stock.  Class J shares have forced redemption rights at par, upon the occurrence of a major transaction or triggering event as defined in the agreement.  Classes G, I and J have no redemption “call” price).  Upon Multiband's call for redemption, the holders of the preferred stock called for redemption will have the option to convert each share of preferred stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by Multiband in its sole discretion.  Preferred stock not converted would be redeemed.

Series I Convertible Preferred Stock
On February 3, 2005, Multiband Corporation completed a $10 million private placement of the Company’s Series I Convertible Preferred Stock.  The offering was made by Special Situations Fund of New York, NY through its designated fund, Special Situations Fund III QP, L.P.  Under the terms of the preferred stock offering, the Company issued 100,000 shares of its Series I Convertible Preferred Stock in the aggregate offering amount of $10 million.  The shares of Series I Convertible Preferred Stock contain a monthly dividend that is payable at prime plus 10% through August 31, 2005, at prime rate from September 1, 2005 through August 31, 2006, and at prime rate plus 1% thereafter, (8.25% and 9.25% at December 31, 2007 and 2006, respectively).  At December 31, 2007, $3,950 worth of preferred stock value remains to be converted into 526,667 shares of common stock at a rate of $1.50 per share ($7.50 per share as adjusted for August 2007 reverse stock split).  In addition, the investors received three-year warrants to purchase shares of common stock at exercise prices of $1.57 and $1.73 per share.  In February, 2008 these warrants have expired.   The Company was also required to file a registration statement providing for the resale of shares issuable upon the conversion of the Series I Convertible Preferred Stock and upon exercise of the warrants which was declared effective in September 2005.  On March 18, 2008, the remaining $3,950 worth of preferred stock value was converted into 526,667 shares of common stock.

Mandatory Redeemable Preferred Stock
In 2004, the Company issued 50,000 shares of mandatory redeemable preferred stock valued at $500 pursuant to the purchase of assets and a put option given to the sellers.  The sellers have exercised $478 of the put option, equal to 47,800 shares of preferred stock and agreed to a negotiated discount of $22.  The mandatory redeemable preferred stock had an outstanding balance of $0 and $150 as of December 31, 2009 and 2008, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

Stock Compensation Plans
The Company has a 1999 Stock Compensation Plan, which permits the issuance of restricted stock and stock options to key employees and agents.  All outstanding incentive stock options granted under the prior 1997 Stock Options Plan continues until all agreements have expired.  There are 15,000,000 shares of common stock reserved for issuance through restricted stock, non-qualified stock option awards and incentive stock option awards.  The Plans also provide that the term of each award be determined by the Board of Directors.  Under the Plans, the exercise price of incentive stock options may not be less than the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

The Company also has a 2000 Non-employee Director Stock Compensation Plan, which permits the issuance of stock options for 5,000,000 shares of common stock to non-employee directors.  The exercise price of the stock options is the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed ten years from award date.

Employee Stock Purchase Plan
The Company has a 2000 Employee Stock Purchase Plan, which allows for the sale of 80,000 shares of Company common stock to qualified employees.  At December 31, 2009 and 2008, no shares were issued under the Plan.

Stock Subscriptions Receivable
The Company has a stock subscription from the issuance of common stock, collateralized by the stock, due to the Company of $123 and $123 at December 31, 2009 and 2008, respectively.  This agreement requires monthly interest only payments at interest of 2% on the outstanding receivable balance.  Interest receivable amounted to $3 and $1 at December 31, 2009 and 2008, respectively.  This stock subscription has an extended due date of June 2010.  At December 31, 2009 and 2008, the Company has reserved $100 and $71 related to this stock subscription and interest receivable deemed to be uncollectible.  The outstanding balance at December 31, 2009 and 2008 was $26 and $53, respectively.

The Company had another stock subscription receivable from the issuance of common stock, collateralized by the stock, due to the Company of $0 and $123 at December 2009 and 2008, respectively.  This subscription receivable was reduced $61 for 60,000 common shares returned to the Company in February 2008.  At December 31, 2008, the Company had reserved $92 related to this stock subscription and interest receivable deemed to be uncollectible.  The outstanding balance at December 31, 2009 and 2008 was $0 and $31, respectively.  The subscription receivable was fully reserved for in 2009.

Restricted Stock
The Company awards restricted common shares to selected employees.  Recipients are not required to provide any consideration other than services.  Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination.  The fair value at the date of grant related to the shares awarded is generally amortized over three years, the vesting term of the awards.  In May 2008, the Company issued 22,500 shares of restricted stock in the amount of $23 to two officers of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares were immediately vested and were issued as performance bonuses pursuant to the Company’s Employee Stock Compensation Plan.

Stock Options
Stock option activity is as follows for the years ended December 31:

	Options			Weighted-Average Exercise Price
	2009	2008	2007	2009	2008	2007
Outstanding, January 1	663,032	659,832	613,331	$7.05	$7.15	$7.55
Granted	293,500	41,500	57,600	1.25	1.87	2.75
Cancelled	(48,015)	(8,300)	(11,099)	19.35	3.82	5.66
Expired	-	(30,000)	-	-	3.00	-
Outstanding, December 31	908,517	663,032	659,832	$4.97	$7.05	$7.15

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008, and 2007 was $0.90, $1.48, and $2.75, respectively.  Options exercisable at December 31, 2009, 2008, and 2007 were 675,985, 625,601, and 521,931, respectively.  The weighted average price of exercisable options for the years ended December 31, 2009, 2008, and 2007 was $6.24, $7.34, and $9.04, respectively.

In January 2009, the Company issued 80 shares of stock options with a Black Scholes valuation of $72 to four directors of the Company.  These seven-year stock options were immediately vested and were issued as long-term incentive compensation pursuant to the Company’s 2000 Non-employee Directors Stock Compensation Plan.

In January 2009, the Company issued 214 shares of stock options with a Black Scholes valuation of $193 to two officers of the Company.  These seven-year stock options vest over four years and were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

Options outstanding and exercisable as of December 31, 2009 are as follows:

			Outstanding			Exercisable
				Weighted - Average			Weighted-
Range of Exercise Prices			Options	Exercise Price	Remaining Contractual Life-Years	Options	Average Exercise Price
$0.96	to	$3.85	385,300	$1.52	4.52	152,768	$1.85
$4.25	to	$6.90	158,580	6.13	4.79	158,580	6.13
$7.00	to	$8.60	343,670	7.37	4.54	343,670	7.37
$9.25	to	$14.38	7,100	10.32	3.57	7,100	10.32
$21.57	to	$33.75	13,867	25.81	0.48	13,867	25.81
$0.96	to	$33.75	908,517	$4.97	4.51	675,985	$6.24

Using the closing stock price of $2.00, $1.19, and $2.71, respectively, on December 31, 2009, 2008 and 2007, the number of options outstanding with an intrinsic value was 307,900, 5,100, and 0, respectively, with an intrinsic value of $385, $5, and $0, respectively.

Using those same closing stock prices of $2.00, $1.19, $2.71, respectively, on December 31, 2009, 2008 and 2007, the numbers of options exercisable was 84,800, 0, and 0, respectively, with an intrinsic value of $106, $0, and $0, respectively.

The intrinsic value of options exercised in 2009, 2008 and 2007 amounted to $0, $0, and $0, respectively.

Stock Warrants
Stock warrants activity is as follows for the years ended December 31:

	Outstanding			Weighted - Average Exercise Price
	2009	2008	2007	2009	2008	2007
Outstanding, January 1	1,485,833	3,088,873	3,488,329	$7.25	$7.64	$8.05
Granted	212,574	2,920	24,202	3.00	2.20	2.96
Exercised	-	-	-	-	-	-
Forfeited	(30,134)	(1,605,960)	(423,658)	5.52	7.85	10.62
Outstanding, December 31	1,668,273	1,485,833	3,088,873	$6.56	$7.25	$7.64

The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2009, 2008, and 2007 was $1.75, $0.56, and $0.96, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

Warrants outstanding and exercisable as of December 31, 2009, are as follows:

				Weighted - Average
Range of Exercise Prices			Warrants	Remaining contractual life	Exercise prices
$2.06	to	$5.50	447,294	2.54	$3.43
$6.25	to	$6.50	722,981	0.38	6.05
$7.00	to	$8.25	67,273	0.54	7.60
$10.00	to	$11.25	430,725	0.75	10.35
$2.06	to	$11.25	1,668,273	1.03	$6.56

 Stock warrants issued for the years ended December 31 were awarded for:

	2009	2008	2007
Issuance of debenture payable	212,574	-	-
Services rendered	-	2,920	24,202
	212,574	2,920	24,202

During the year ended December 31, 2009, the Company issued 212,574 four-year and seven month warrants in connection with the debenture payable (see Note 8) with a weighted average exercise price of $3.00.  These warrants were valued at $347 using the Black Scholes pricing model.

During the year ended December 31, 2008, the Company issued 2,920 three-year warrants for services related to sales commissions with a weighted average exercise price of $2.20.  These warrants were valued at $2 using the Black Scholes pricing model.

During the year ended December 31, 2007, the Company issued 13,800 four-year warrants for services related to investor relations with a weighted average exercise price of $3.00.  These warrants were valued at $41 using the Black Scholes pricing model.

During the year ended December 31, 2007, the Company issued 10,000 three-year warrants for services related to consulting with a weighted average exercise price of $2.57.  These warrants were valued at $25 using the Black Scholes pricing model.

During the year ended December 31, 2007, the Company issued 402 three-year warrants for services related to sales commissions with a weighted average exercise price of $11.00.  These warrants were valued at $1 using the Black Scholes pricing model.

During the year ended December 31, 2008, the Company evaluated the variables used in calculating its option and warrant values.  The Company has applied these revised assumptions to warrants issued beginning in 2008.  The fair value of stock warrants is the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions (see Note 1):

	2009	2008	2007
Risk-free interest rate	2.00%	1.12%	4.58%
Expected life	4 years	3 years	3 years
Expected volatility	95%	95%	244%
Expected dividend rate	0%	0%	0%

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

NOTE 12 – Noncontrolling Interest

Equity of noncontrolling interest (previously minority interest) in subsidiaries consisted of the following at December 31:

	2009	2008
Noncontrolling interest in subsidiaries, beginning balance	$3,471	$-
Purchase of 51% of NC	-	2,819
Purchase of 80% of NE, SC, EC, MBMDU, DV & Security	6,306	-
Purchase of 29% of NC from noncontrolling interest	(2,054)	-
Net income(loss) attributable to the noncontrolling interest in subsidiaries	(1,727)	652
Purchase remaining 20% of NC, NE, SC, EC MBMDU, DV & Security from noncontrolling interest	(5,996)	-
Noncontrolling interest (previously minority interest) in subsidiaries, ending balance	$-	$3,471

NOTE 13– Business Segments

The Company has three reporting segments.  Multiband Corp. segment (MBCorp) includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization.  The MDU segment (MNMDU, MBSS, MBMDU and MBUSA) represents results as the master service operator for DirecTV and provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.  The HSP segment (NE, SC, EC, NC, DV and Security) provides the installation and service of DirecTV video programming, internet and home security systems for residents of single family homes.  Segment disclosures by entity are provided to the extent practicable under the Company's accounting system.

Segment disclosures are as follows:

Year ended December 31, 2009	MBCorp	MDU	HSP	Total
Revenues	$-	$25,187	$243,807	$268,994
Income (loss) from operations	(3,788)	(1,038)	(2,397)	(7,223)
Identifiable assets	2,510	12,547	84,474	99,531
Depreciation and amortization	417	4,066	6,423	10,906
Capital expenditures	270	2,611	56	2,937

Year ended December 31, 2008	MBCorp	MDU	HSP	Total
Revenues	$-	$19,290	$23,696	$42,986
Income (loss) from operations	(2,943)	1,511	2,335	903
Identifiable assets	5,567	7,471	13,005	26,043
Depreciation and amortization	698	2,295	32	3,025
Capital expenditures	60	87	24	171

Year ended December 31, 2007	MBCorp	MDU	HSP	Total
Revenues	$-	$15,086	$-	$15,086
Income (loss) from operations	(4,321)	(1,445)	-	(5,766)
Identifiable assets	1,272	7,621	-	8,893
Depreciation and amortization	239	3,385	-	3,624
Capital expenditures	5	379	-	384

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

NOTE 14 - Income Taxes

The Company has federal and state net operating losses of approximately $68,964 and $51,163, respectively, which, if not used, will begin to expire in 2018.  Changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards (NOLs).  During 2009, the Company performed an IRC 382 study and determined that an ownership change had occurred.  As a result of the ownership change, $41,613 of the Company’s NOLs are limited, consisting of annual federal limitations of $6,294 for the next five years and $634 for each year thereafter.  The Company has determined there are also limitations on the state net operating loss carryforwards, but has not completed the analysis to determine the limitation.

Because the Company believes it is more likely than not that it will be unable to fully utilize the deferred tax assets, a full valuation allowance against its deferred tax assets has been recorded.  The change in the valuation allowance was $(5,897), $(1,147), and $2,435 for the years ended December 31, 2009, 2008 and 2007, respectively.  The change in the valuation allowance shown in the effective tax rate reflects the current year’s activity.  It does not include a change in the valuation allowance due to adjustments in the deferred items for adjustments, true-ups, and purchase accounting entries that do not effect the current year’s tax provision.

In 2009, the Federal income tax return of Multiband Corporation will include the former operating entities of DirecTech Holding Company (see Note 2). The Company acquired $10,191 of net deferred tax assets which included $24,158 in federal net operating loss carryforwards, and $15,368 in state net operating loss carryforwards.  The acquired net deferred tax assets have a full valuation allowance to fully reserve against those deferred tax assets as the Company believes it is more likely then not that it will be unable to fully utilize the acquired deferred tax benefits.  In the event that the Company determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will reduce its deferred income tax expense.

The state tax expense reported is due to some of the subsidiaries having taxable income in states where the state requires filing separate company income tax returns instead of filing on a consolidated basis with members of the consolidated group.  Other state tax expense is associated with the tax liability being calculated off of gross receipts, capital, or some other non-income method of computation.  In 2008, for federal income tax purposes, NC was not included in the consolidated tax return of the Company due to less than 80% of ownership.  Components of income tax expense for the year ended December 31, 2008 relates to taxable income from the HSP segment and $45 of alternative minimum tax (AMT) in the Multiband Corp. segment:

2009 Income tax expense	Federal	State	Total
Current	$-	$406	$406
Deferred	-	-	-
Total	$-	$406	$406

2008 Income tax expense	Federal	State	Total
Current	$952	$180	$1,132
Deferred	-	-	-
Total	$952	$180	$1,132

Components of net deferred income taxes are as follows at December 31:

	2009	2008
Deferred income tax assets:
Net operating loss carryforwards and tax credits	$26,487	$17,510

Stock-based compensation / compensation accruals	1,159	649
Accrued liabilities/reserves	3,969	594
	31,615	18,753
Less valuation allowance	(23,070)	(17,173)
	8,545	1,580
Deferred income tax liabilities:
Prepaid Expenses	(5)	-
Amortization of intangibles and goodwill, including impairment	(8,436)	(1,376)
Depreciation	(104)	(204)
Net deferred income tax assets	$-	$-

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2009	2008	2007
Federal statutory tax provision(benefit) rate	(34.0)%	34.0%	(34.0)%
State tax, net of federal benefit	(2.3)	6.0	(6.0)
Change in valuation allowance	40.0	2.0	40.0
Effective tax rate	3.7%	42.0%	0.0%

The Company has the following net operating loss carryforwards at December 31, 2009, for income tax purposes:

Year of Expiration	Federal Net Operating Loss	State Net Operating Loss
2018	-	1,303
2019	1,397	2,723
2020	4,839	1,629
2021	4,726	4,003
2022	4,353	3,737
2023	4,224	4,311
2024	6,052	3,202
2025	7,181	4,589
2026	5,249	3,061
2027	21,319	13,019
2028	9,256	3,708
2029	368	5,878
	$68,964	$51,163

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of December 31, 2009, we did not have any material uncertain tax positions.

It is our practice to recognize interest and penalties related to income tax matters as a component of income tax expenses on the consolidated statement of operations.   As of December 31, 2009, we had an immaterial amount of accrued interest and penalties.

We are subject to income taxes in the U.S. federal jurisdiction, and various state jurisdictions.  Tax regulations from each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 1999. Typically the statute of limitations is 3 years for the federal and 5 years for the state tax returns.  Multiband’s  statutes are open back to 1999 due to net operating losses available from those years.   We are not currently under examination by any taxing jurisdiction.

We had no significant unrecognized tax benefits as of December 31, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

NOTE 15 - Supplemental Cash Flows Information

	2009	2008	2007
Cash paid for interest, net of amortization of OID and interest discount	$1,924	$347	$474
Cash paid for federal and state income taxes	761	681	-
Non-cash investing and financing transactions:

Reduction of related party debt with exchange for preferred stock	1,500	-	-
Reduction of accounts payable from sale of intangible assets and equipment	446	-	-
Reduction in related party debt by other receivable – related party for legal settlement	3,904	1,946	-
Reduction of related party debt by other receivable related party for insurance payments made on behalf of Directech	96	-	-
Reduction of stock subscription receivable via cancellation of common stock	-	61	-
Reduction of other receivable-related party with increase in fixed assets	-	543	-
Purchase of 51% of Michigan Microtech, Incorporated via issuance of notes payable and common stock, net of discount for imputed interest	-	5,783	-
Purchase of property and equipment via increase in capital lease obligations	-	341	-
Purchase of US Install via issuance of common stock	-	102	-
Acquisition of securities available for sale upon expiration of contingent rights	-	122	-
Intrinsic value of preferred dividends	5	58	-
Conversion of Class H preferred into common stock	8	-	-
Purchase of 29% of outstanding stock of NC (formerly MMT) with issuance of short and long-term notes payable	1,660	-	-
Interest paid with the issuance of common stock	4	-	-
Increase in prepaid expense via debt issued	17	-	-
Increase in short term debt via offset to accounts payable	159	-	-
Purchase 80% of outstanding stock of DirecTECH operating entities via payment to escrow in 2008	500	-	-
Note payable issued for prepaid lease	-	-	44
Common stock valued at $84, issued in lieu of cash for equipment, net of reduction in accounts payable of $20	-	-	64
Conversion of notes payable and accrued interest to common and preferred stock	-	23	18
Conversion of preferred stock to common stock	-	3,895	1,822
Capital lease obligations related to property and equipment	622	-	-
Warrants issued for long term financing	347	-	-
Conversion of preferred stock dividends into common stock	264	179	637
Reduction of notes payable via reduction of related party receivable in connection with the purchase of 80% of outstanding stock of DirecTECH operating entities	5,844	-	-
Purchase 80% of outstanding stock of DirecTECH operating entities via issuance of short and long term notes payable	38,240	-	-
Reduction of notes payable, net of imputed interest in connection with the sale of intangible assets and related equipment	-	-	532
Common stock issued for services to be rendered, recorded as a prepaid asset	-	128	-
Purchase of remaining 20% of outstanding stock of DirecTECH operating entities via issuance of Class J preferred shares	10,000	-	-
Payment of debt with issuance of common stock	106	-	-
Payment of accrued expenses with the issuance of common stock	87	-	-
Conversion of debt into common stock	17	-	-
Conversion of accounts payable into debt	394	-	-

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

NOTE 16 - Retirement Savings Plan

The Company has 401(k) profit sharing plan covering substantially all full-time employees.  Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code.  The Company made no discretionary contributions for any of the years presented.

NOTE 17 - Commitments and Contingencies

Operating leases - buildings

The Company has various operating leases for its corporate office space and warehouses with lease terms expiring at various dates through August 2017. The monthly base rents range from approximately $164 to $167.  The leases contain provisions for payments of real estate taxes, insurance and common area costs.

Total rent expense for the years ended December 31, 2009, 2008 and 2007 including common area costs and real estate taxes was approximately $2,409, $584, and $448, respectively.

Future minimum rental payments, are as follows for the years ending December 31:

Year	Amount
2010	$1,775
2011	1,312
2012	945
2013	407
2014	73
Thereafter	119
$4,631

Operating leases - vehicles

The Company leases substantially all of its fleet vehicles under operating leases from one lessor.  Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year.  After one year, the Company has the option to renew the lease as open ended or surrender the leased vehicle to the lessor to be sold.  If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess. If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor.   For the years ended December 31, 2009 and 2008, the Company recognized a loss on the sale of vehicles of approximately $233 and $200, respectively.  For the years ended December 31, 2009 and 2008, the Company’s operating lease expense under the lease totaled approximately $7,930 and $1,080, respectively.  In addition, the Company has a security deposit with the lessor in the amount of approximately $1,701 and $257 which is included in other assets in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively.  All outstanding leases at December 31, 2009 have in service dates of 2008 or before and therefore are currently open ended leases and could be terminated at will.

Guaranty

On March 1, 2006, Corporate Technologies, LLC (CTLLC), a subsidiary of North Central Equity, LLC, the purchaser of the MBS business segment, signed a lease with Lexstar Tower I Limited Partnership whereby CTLLC assumed the lease obligation for substantially all of the first floor space the Company is renting in Fargo, North Dakota for the period beginning March 1, 2006 to February 28, 2011. Pursuant to the aforementioned lease, the Company entered into a guaranty whereby the Company, in the event of a default or early termination of the lease by CTLLC, is obligated to perform CTLLC’s lease obligation during months 43-60 of the lease.  This guaranty has no effect on the Company’s consolidated financial statements for the years ended December 31, 2009, 2008 and 2007. However, should Multiband eventually have to perform on the guaranty in the future, it could be liable for up to $271 in rent payments plus any associated charges such as property taxes and common area maintenance.  The Company has determined that it is not required to record any obligations related to this guaranty.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

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

The Company also has a separate home service provider agreement with DirecTV ending May 1, 2013.  The term of this agreement with DirecTV will automatically renew as of May 1, 2013 for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DirecTV amounted to 99.2% and 91.32% of total revenue in 2009 and 2008, respectively.  Accounts receivable from this customer were 88.5% and 52.6% of total accounts receivable as of December 31, 2009 and December 31, 2008, respectively.  The Company purchases a substantial portion of its inventory from DirecTV.  DirecTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DirecTV, related to inventory supplied by DirecTV, was $14,886 and $3,034 at December 31, 2009 and December 31, 2008, respectively.

Bulk Subsidy Reserve

Bulk subsidy revenue is generated when bulk subscriber counts are greater than the benchmark set by DirecTV.  The Company reviews the subscriber counts associated with bulk properties on a periodic basis to determine bulk subscriber counts over the total units at the property.  Based on its review, the Company estimates that the result of this analysis will be a reduction to the subscriber count of approximately 375 and 250 active bulk subscribers at December 31, 2009 and 2008, respectively.  The Company has recorded a bulk subsidy reserve of $75 and $50 at December 31, 2009 and 2008.  This reserve is netted against DirecTV estimated receivables on the consolidated balance sheets and netted against revenues in the consolidated statement of operations for the years ended December 31, 2009 and 2008.

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $8,706 of accrued liabilities as of December 31, 2009 for claims and known and potential settlements associated with existing litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  Effective December 31, 2009, the Company settled in principal the majority of these claims.  While the Company and its predecessors denied the allegations underlying the lawsuits, it agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, and other expenses and management time that would have to be devoted to protracted litigation.  The Company recorded the settlement of $6,729, net of imputed interest of $575 and including administration fees and estimated payroll taxes.  The aforementioned settlement will be paid in equal installments of $291 over a 24 month period beginning January 15, 2010.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC, in relation to the settlement noted above, the Company offset $3,904 during the year ended December 31, 2009. The Company has recorded a receivable of $1,011 as of December 31, 2009 which represents an estimate of the amount that could potentially be recovered from DTHC including legal fees for the remaining litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP).  Multiband Corporation was not named in this complaint.  Various defendants in this matter have made requests to Multiband for advancement or reimbursement of legal fees to defend the case.  The basis for these requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband itself.  To date, Multiband has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) Similar indemnification agreements as the ones in question here were declared illegal under Federal law by a California federal appeals court; 2) The Company believes the primary remedy the DOL is seeking from the defendants is one of “disgorgement” from the individual DTHC shareholders.  Multiband has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and Multiband cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

Line of credit

The Company has a line of credit agreement with a bank that provides borrowings up to $50, due on demand.  Amounts outstanding under this line of credit carry an interest rate defined as the prime rate plus 3.0% (6.25% as of December 31, 2009). As of December 31, 2009 and 2008, the amount outstanding was $49 and $0, respectively.  This line of credit is guaranteed by J. Bas Mattingly, Vice President of Business Development of the Company.

NOTE 18 – Related Party Transactions

On November 17, 2009, the Company issued 5,000 shares of preferred series E stock for $50 cash to director Eugene Harris.

On November 17, 2009, the Company issued 5,000 shares of preferred series E stock for $50 cash to director Frank Bennett.

On September 30, 2009, the Company issued 50,000 shares of preferred series E stock for $500 cash to director Eugene Harris.

The above transactions were approved by the disinterested members of the Company’s audit committee.

On September 1, 2009, the Company entered into an unsecured short term promissory note in the amount of $800 with J. Bas Mattingly, Vice President of Business Development of the Company.  The balance at December 31, 2009 is $745.  The note carries an interest rate of 4% per annum and is due June 2010.

On May 26, 2009, the Company entered into a separate short-term loan with director Frank Bennett in the amount of $1,400.  This loan was paid in full on May 28, 2009.  The terms of the loan was approved by the disinterested members of the Company’s audit committee.

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

On January 2, 2009, the Company entered into a promissory note in the amount of $40,200 with DTHC, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default).  The note was subsequently adjusted by $6,344 for an offsetting receivable which was on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $33,856.  The Company has the right to offset a portion of certain claims against the note to DTHC once those claims are resolved.  As of December 31, 2009, the Company has offset $4,000 of its claims which brings the remaining balance of the note to $29,856 (see Note 2 and 17).  Secured by the stock and assets of all of the DTHC operating entities.

Proceeds for the acquisition of US Install Inc. by the Company completed in February, 2008 were obtained via an unsecured promissory note in the amount of $100 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Bas Mattingly, Vice President of Business Development of the Company.  The note carries an interest rate of 7% per annum and is due April 1, 2010.

The Company has a line of credit agreement with a bank that provides borrowings up to $50 (see Note 18).  This line of credit is guaranteed by J. Bas Mattingly, Vice President of Business Development of the Company.

NC leases warehouse space in Mount Pleasant, MI.  Lease payments amount to $9 per month plus expenses, expiring in December 2010.  The property is owned in part by Henry Block, Vice President of Marketing and Bernard Schafer, Vice President of Business Development.

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013.  The Fargo base rate is $14 per month.  The Fargo property is owned in part by David Ekman, Chief Information Officer of the Company.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(in thousands, except for shares and per share amounts)

Jim Mandel, CEO of Multiband, loaned DTHC $100 in a short-term unsecured subordinated note, paying simple interest monthly at 10% and is due October 2008 The loan was repaid in full in March 2010.

In 2008, Multiband and DTHC performed certain management and information systems functions for one another pursuant to management consulting and employee leasing agreements.  These agreements terminated concurrent with Multiband’s purchase of the former DTHC operating entities (Note 2).  During the year ended December 31, 2008, the Company has reduced selling, general and administrative expenses $1,285 as a reimbursement of direct expenses in relation to these management consulting agreements, respectively.

Prior to the purchase of DirecTECH on January 2, 2009, Multiband provided support center services to a then DirecTECH MDU (DTMDU), subsidiary of DTHC, currently Multiband MDU, Incorporated (MBMDU).  The Company recorded MDU segment revenue of $416 and $70 from DTMDU for the years ended December 31, 2008 and 2007, respectively.  DTMDU was also one of the system operators in the MDU segment during 2008.  The Company has recorded MDU segment revenue of $2,917 and cost of products and services of $2,895 for the year ended December 31, 2008 related to this system operator.  The Company had $771 in accounts receivable and $1,127 in accounts payable related to these agreements at December 31, 2008.

Multiband also had receivable balances with various DTHC entities at December 31, 2008 of $7,666.  Of this amount, $5,844 was subsequently offset in the first quarter of 2009 against the purchase price note used to acquire majority ownership of the operating subsidiaries of DTHC (Note 2).

The Company has a note receivable due from a non-affiliated entity that is 50% owned by a shareholder.  The carrying value of this note receivable was $0 and $34 at December 31, 2009 and December 31, 2008, respectively.

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

During 2009, the Company purchased 100% of the operating subsidiaries of DTHC (see Note 2).  The following table is a condensed balance sheet as of December 31, 2008 and a condensed statement of operations for the year ended December 31, 2008, which presents the proforma financial results for the Company excluding all 2008 transactions with DTHC (unaudited):

	Multiband Corporation (as filed)	Less: DTHC Related (unaudited)	Proforma (unaudited)
Accounts receivable, net	$3,437	$(772)	$2,665
Other receivable – related party	7,666	(7,666)	-
Prepaid expenses and other	1,273	(518)	755
Accounts payable	8,274	(1,127)	7,147

Revenues	42,986	(3,333)	39,653
Cost of products and services (exclusive of depreciation and amortization shown separately below)	28,426	(2,895)	25,531
Selling, general and administrative	10,500	750	11,250
Management consulting income	2,366	(2,366)	-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To Stockholders, Board of Directors and Audit Committee
Multiband Corporation and subsidiaries
New Hope, Minnesota

Under date of March 31, 2010, we reported on the consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 as contained in the annual report on Form 10-K for the year ended December 31, 2009, which report contained an unqualified opinion and an explanatory paragraph related to certain contractual relationships between the Company and DirecTECH Holding Company, Inc., which preceded a business combination occurring on January 2, 2009.  In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   /s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 31, 2010

MULTIBAND CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009, 2008 and 2007
(in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
2009	$60	$750	$-		$810
2008	75	-	15	(A)	60
2007	229	-	154	(A)	75

Stock subscriptions and interest receivable
2009	186	60	23	(A)	223
2008	161	60	35	(A)	186
2007	101	60	-		161

(A)	Write-off uncollectible receivables