Form 10-Q
period 2010-03-31
MULTIBAND CORP
filed 2010-05-13
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________
FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING MARCH 31, 2010
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

Yes ☐      No ☒

On May 10, 2010, there were 9,970,926 shares outstanding of the registrant's common stock, no par value, and 509,117 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Three Months Ended
	March 31, 2010 (unaudited)	March 31, 2009 (unaudited)

REVENUES	$60,248	$62,158

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	43,953	47,316
Selling, general and administrative	13,517	13,740
Depreciation and amortization	2,436	3,285

Total costs and expenses	59,906	64,341

INCOME (LOSS) FROM OPERATIONS	342	(2,183)

OTHER EXPENSE
Interest expense	(1,123)	(855)
Interest income	5	7
Other income	12	250

Total other expense	(1,106)	(598)

NET LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	(764)	(2,781)

PROVISION FOR INCOME TAXES	200	100

NET LOSS	(964)	(2,881)

LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-	(296)

NET LOSS ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	(964)	(2,585)
Preferred stock dividends	381	73
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,345)	$(2,658)

LOSS PER COMMON SHARE – BASIC AND DILUTED:
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.14)	$(0.28)

Weighted average common shares outstanding – basic and diluted	9,791	9,650

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
	Three Months Ended
	March 31, 2010(unaudited)	March 31, 2009 (unaudited)

NET LOSS	$(964)	$(2,881)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(1)	30

COMPREHENSIVE LOSS BEFORE NONCONTROLLING INTEREST IN SUBSIDIARIES	(965)	(2,851)

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-	(296)

COMPREHENSIVE LOSS ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	$(965)	$(2,555)

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
CURRENT ASSETS
Cash and cash equivalents	$3,747	$2,240
Securities available for sale	6	7
Accounts receivable, net	13,072	14,336
Other receivable – related party	518	518
Inventories	7,707	8,561
Prepaid expenses and other	8,629	549
Current portion of notes receivable	6	6
Total Current Assets	33,685	26,217
PROPERTY AND EQUIPMENT, NET	8,326	8,546
OTHER ASSETS
Goodwill	38,067	38,067
Intangible assets, net	20,960	22,677
Other receivable – related party – long term	980	1,011
Notes receivable – long-term, net of current portion	25	25
Other assets	2,889	2,988
Total Other Assets	62,921	64,768

TOTAL ASSETS	$104,932	$99,531

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
CURRENT LIABILITIES
Line of credit	$49	$49
Short term debt	6,932	66
Related parties debt – short term	1,327	1,345
Current portion of long-term debt	112	228
Current portion of capital lease obligations	428	489
Accounts payable	25,731	28,008
Accrued liabilities	25,150	22,026
Deferred service obligations and revenue	2,591	2,602
Total Current Liabilities	62,320	54,813
LONG-TERM LIABILITIES
Accrued liabilities – long term	3,404	4,415
Long-term debt, net of current portion and original issue discount	4,878	4,853
Related parties debt - long-term, net of current portion and original issue discount	29,778	29,856
Capital lease obligations, net of current portion	408	491
Total Liabilities	100,788	94,428
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (14,171 shares issued and outstanding, $148,796 liquidation preference)	213	213
10% Class B (1,070 and 1,370 shares issued and outstanding, $11,235 and $14,385 liquidation preference)	11	14
10% Class C (112,580 and 112,880 shares issued and outstanding, $1,125,800 and $1,128,800 liquidation preference)	1,461	1,465
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (11,595 shares issued and outstanding, $115,950 liquidation preference)	48	48
6% Class H (1.25 shares issued and outstanding, $125,000 liquidation preference)	-	-
8% Class J (100 shares issued and outstanding, $10,000,000 liquidation preference)	10,000	10,000
15% Class E cumulative preferred stock, no par value, (220,000 shares issued and outstanding, $2,200,000 liquidation preference)	2,200	2,200
Common stock, no par value (9,804,396 and 9,722,924 shares issued and outstanding)	38,216	38,054
Stock subscriptions receivable	(10)	(26)
Stock-based compensation and warrants	46,788	46,572
Accumulated other comprehensive income – unrealized gain on securities available for sale	6	7
Accumulated deficit	(96,289)	(94,944)
Total Stockholders' Equity	4,144	5,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$104,932	$99,531

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	THREE MONTHS ENDED MARCH 31,
	2010	2009
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(964)	$(2,881)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	2,436	3,285
Amortization of original issue discount	24	-
Amortization of imputed interest discount	9	35
Interest receivable added to note receivable balance	3	-
Change in allowance for doubtful accounts on accounts receivable	(14)	(205)
Change in reserve for stock subscriptions and interest receivable	12	14
Expense related to repricing of warrants	-	29
Services provided in exchange for reduction of debt	(12)	-
Stock based compensation expense	317	91
Changes in operating assets and liabilities:
Accounts receivable	1,278	(6,348)
Other receivables – related party	(35)	-
Inventories	854	(207)
Prepaid expenses and other	725	(1,076)
Other assets	90	(30)
Accounts payable and accrued liabilities	(422)	8,184
Deferred service obligations and revenue	(11)	(45)
Net cash flows provided by operating activities	4,290	846
INVESTING ACTIVITIES
Purchases of property and equipment	(464)	(873)
Checks issued in excess of bank balance with the purchase of 80% of outstanding stock of DirecTECH operating entities	-	(369)
Purchases of intangible assets	(35)	(26)
Collections on notes receivable	-	5
Net cash flows used by investing activities	(499)	(1,263)
FINANCING ACTIVITIES
Payments on long-term debt	(116)	(43)
Payments on related parties debt – short term	(18)	-
Payments on capital lease obligations	(144)	(107)
Net repayment on line of credit	-	(4)
Payment on mandatory redeemable preferred stock	-	(100)
Payments of short-term debt	(1,939)	-
Redemption of preferred stock	(6)	(6)
Preferred stock dividends	(61)	(29)
Net cash flows used by financing activities	(2,284)	(289)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,507	(706)
CASH AND CASH EQUIVALENTS - Beginning of Period	2,240	4,346
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,747	$3,640

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2010	2009
	(unaudited)	(unaudited)
Cash paid for interest, net of amortization of OID and interest discount	$1,143	$95
Cash paid for federal and state income taxes	256	530

Non-cash investing and financing transactions:
Purchase of property and equipment via increase in capital lease obligations	-	107
Intrinsic value of preferred dividends	1	1
Conversion of accrued dividends into common stock	62	83
Increase in prepaid expense via short-term debt issued	8,805	-
Increase in short term debt via offset to accounts payable	-	159
Purchase of 80% of outstanding stock of DirecTECH operating entities via issuance of short and long term notes payable	-	39,900
Purchase of 80% of outstanding stock of DirecTECH operating entities via issuance of accrued contingent consideration	-	1,608
Reduction in related party debt by other receivable – related party	79	-
Reduction of notes payable via reduction of related party receivable in connection with the purchase of outstanding stock of DirecTECH operating entities	-	5,844
Reduction of notes payable with issuance notes payable in connection with acquisition	-	300
Purchase of 29% of outstanding stock of NC (formerly MMT) via issuance of short and long term notes payable	-	1,660
Purchase of 80% of outstanding stock of DirecTECH operating entities via payment to escrow in 2008	-	500

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

NOTE 1 - Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods.  The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission.

NOTE 2 - Summary of Significant Accounting Policies

Nature of Business
Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975.  The Company provides voice, data and video services to multi-dwelling unit and single family home customers.  The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three months ended March 31, 2010 and 2009, the Company incurred net losses of $964 and $2,881, respectively.  At March 31, 2010, the Company had an accumulated deficit of $96,289.  The Company's ability to continue as a going concern is dependent on it maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.
Continue to improve mix of jobs (i.e. increase in higher paying installation work orders versus non or limited revenue producing service calls) which improves gross margins in its Home Service provider (HSP) segment by maintaining DirecTV exclusivity in its core markets.

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

Principles of Consolidation
The 2010 consolidated financial statements include the accounts of Multiband Corporation (MBCorp) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MNMDU), Multiband Subscriber Services, Inc. (MBSS), Multiband NC Incorporated (NC) (formerly Michigan Microtech, Incorporated (MMT), Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband MDU Incorporated (MBMDU), Multiband DV Incorporated (DV) and Multiband Security Incorporated (Security).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

The 2009 consolidated financial statements include the accounts of all wholly-owned subsidiaries including the newly acquired companies that were purchased, effective January 2, 2009, when the Company purchased 80% of the issued and outstanding shares of common stock of all of the DirecTECH Holding Co. (DTHC) operating subsidiaries (DirecTECH) (an additional 29% of NC, 51% of which was previously purchased effective March 1, 2008 (see Note 2) and 80% of NE, SC, EC, MBMDU, DV and Security (see Note 2)).  The noncontrolling interest in subsidiaries on the consolidated balance sheet and consolidated statement of operations represents DTHC’s 20% ownership of NE, SC, EC, NC, MBMDU, DV Incorporated (DV) and Multiband Security from January 2, 2009 to December 17, 2009.  On December 17, 2009, the Company purchased the remaining 20% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) and transferred $5,996 of noncontrolling interest to Multiband’s controlling interest.  The Company pushes down applicable overhead, interest expense and amortization expense from the parent company (MBCorp) to its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company has two operating segments.  The HSP segment (HSP) (companies include NE, SC, EC, NC, DV and Security) provides the installation and service of DirecTV video programming, internet and home security systems for residents of single family homes. The MDU segment (MDU) (companies include MNMDU, MBSS and MBMDU) represents results as the master service operator for DirecTV and provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.

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
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

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

Long-lived Assets
The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There was no impairment at March 31, 2010 or December 31, 2009.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

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

At March 31, 2010, the Company determined that there was no event which occurred or circumstance changes that would more likely than not reduce the fair value of an entity below its carrying value.  Goodwill was $38,067 at March 31, 2010 and December 31, 2009, and is recorded as part of our MDU and HSP segments.

Goodwill by business segment consists of the following:

	MBCorp.	MDU	HSP	Total
Balance, December 31, 2009	$-	$381	$37,686	$38,067
Acquisitions/impairment	-	-	-	-
Balance, March 31, 2010	$-	$381	$37,686	$38,067

Components of intangible assets are as follows:
	March 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$2,613	$1,385	$2,577	$1,228
Contracts with DirecTV	36,902	17,170	36,902	15,574
Customer contracts	102	102	102	102
Total	39,617	18,657	39,581	16,904
Impairment of intangibles	-	-	-	-
Total including impairment	$39,617	$18,657	$39,581	$16,904

Amortization of intangible assets was $1,753 and $2,654 for the three months ended March 31, 2010 and 2009, respectively.  Estimated amortization expense of intangible assets for the remainder of the year ending December 31, 2010 and for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is $3,977, $5,109, $5,064, $4,966, $1,718, $54 and $59, respectively.  Right of entry contracts contain $13 of contracts that have not been placed in service, therefore no amortization expense has been recorded.  The weighted average remaining life of the intangibles is 4.09 years with right of entry average life of 4.59 years and contracts with DirecTV of 4.06 years as of March 31, 2010.

The Company amortizes the right of entry contracts, contracts with DirecTV, and customer contracts, over their estimated useful lives ranging from 3.5 to 120 months.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

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

During 2009, in certain states, the Company was self-insured for workers’ compensation liability claims up to $100, plus administrative expenses, for each occurrence involving workers’ compensation claims since February 1, 2009.  Effective January 1, 2010, the Company is self-insured for workers compensation claims up to $250 plus administrative expenses, for each occurrence involving workers compensation claims since that date.

The Company is self-insured for health insurance covering the range of liability under which management expects most claims to occur.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based payments at fair value.  The financial statements for the three months ended March 31, 2010 and 2009 recognize compensation cost for the portion of outstanding awards which have vested during the periods.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three months ended March 31, 2010 and 2009 total share-based compensation expense of $174 ($.02 per share) and $91 ($.01 per share), respectively, was included in selling, general and administrative expenses.  As of March 31, 2010, there was $267 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.13 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

In determining the compensation cost of the options granted during the three months ended March 31, 2010 and 2009, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are as follows:

	Three months ended
	March 31, 2010	March 31, 2009
Risk-free interest rate	1.89%	1.43%
Expected life of options granted	4.37 Years	5.0 Years
Expected volatility range	103.6%	95%
Expected dividend yield	0%	0%

In January 2010, the Company issued 50,000 shares of stock options with a Black-Scholes valuation of $70 to four directors of the Company.  These seven-year stock options were immediately vested and were issued as long-term incentive compensation pursuant to the Company’s 2000 Non-employee Directors Stock Compensation Plan.

In January 2010, the Company issued 84,375 shares of stock options with a Black-Scholes valuation of $128 to an officer of the Company.  These seven-year stock options vest over four years and were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

In February 2010, the Company issued 59,211 shares of stock options with a Black-Scholes valuation of $79 to an officer of the Company.  These seven-year stock options vest immediately and were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

During the three months ended March 31, 2010, there were 7,967 options forfeited or canceled.

Restricted Stock
The Company awards restricted common shares to selected employees.  Recipients are not required to provide any consideration other than services.  Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination.  The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting term of the awards.  As of March 31, 2010 and March 31, 2009, the Company recognized stock-based compensation expense of $143 and $0, respectively.  At March 31, 2010 and December 31, 2009, there was approximately $354 and $0, respectively, of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted.  Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.5 years.  The total fair value of shares vested during the three months ended March 31, 2010 was $100.

The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2010:

	Number of Restricted Shares at March 31, 2010	Weighted-Average Grant Date Fair Value
Outstanding and not vested at January 1, 2010	-	$-
Granted	254,375	$1.95
Vested	(50,000)	$2.00
Outstanding and not vested at March 31, 2010	204,375	$1.94

In January 2010, the Company awarded 50,000 shares of restricted stock in the amount of $100 to four directors of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares were immediately vested and were awarded as performance bonuses pursuant to the Company’s 2000 Non-employee Directors Stock Compensation Plan.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

In January 2010, the Company awarded 84,375 shares of restricted stock in the amount of $169 to an officer of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares vest over three years and are to be awarded as performance bonuses pursuant to the Company’s 1999 Stock Compensation Plan.

In January 2010, the Company awarded 120,000 shares of restricted stock in the amount of $228 to an officer of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares vest over two years and are to be awarded as performance bonuses pursuant to the Company’s 1999 Stock Compensation Plan.

Net Loss per Common Share
Basic net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period.  Diluted loss per common share is computed by dividing loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and issued but not outstanding restricted stock) had been issued.  All options, warrants, convertible preferred shares, and restricted stock outstanding during the three months ended March 31, 2010 and 2009 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.

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

Income Taxes
The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of March 31, 2010 and December 31, 2009.

NOTE 3 – Business Acquisitions

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
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

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

On January 2, 2009, the Company purchased 80% of NE, SC, EC, MBMDU, DV and Security.  The purchase price totaled $40,400 plus other consideration valued at $1,608 as of the acquisition date.  The $40,400 consists of three parts: 1) $500 in cash which was paid at the initial closing date of January 2, 2009 and in escrow as a deposit at December 31, 2008; 2) a non-interest bearing note of $500 payable without interest as follows: $250 on demand on or after April 1, 2009 and $250 after the Company’s retention of senior financing, as defined, no later than August 31, 2009 which amount has not been paid as of December 31, 2009; 3) a promissory note in the amount of $39,400, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default), plus the remaining $800 note payable from the purchase of 51% of NC.  Subsequent to the closing, the Company and DTHC mutually agreed to offset the $40,200 promissory note by the amount of $6,344, for an offsetting receivable on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $33,856.  As of December 31, 2009, the Company has offset an additional $4,000 of receivables from DirecTECH related to legal claims discussed below, which brings the remaining balance of the note to $29,856.

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
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

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

As part of the acquisition, the Company preliminarily assessed a $5,040 contingent legal accrual related to an existing litigation.  In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset half of certain claims against the note to DTHC once those claims are ultimately resolved, and therefore also allocated a note receivable – related party of $2,290 which represented an estimate of the amount that could be recovered from DTHC based on the preliminary legal contingency accrual.  During the year ended December 31, 2009, the Company increased the contingent legal accrual to $8,706 based on new information received about facts and circumstances that existed as of the acquisition date related to certain legal matters.  On December 31, 2009 the Company settled in principal the majority of these claims, and recorded the settlement of $6,729, net of imputed interest of $575 (see Note 9).  The remaining contingent liability at December 31, 2009 was an estimated $1,977 related to this litigation.  At the time the settlement was recorded, the Company also offset $3,904 of the note receivable – related party against the note payable – related party to DTHC.  The remaining balance on the note receivable of $1,011 at December 31, 2009 represented an estimate of the amount that will be recovered from DTHC based on the preliminary legal estimate.  The receivable is classified as long-term since management intends to offset the receivable with any balance remaining on the note payable to DTHC.

The Company acquired $25,400 of intangible assets relating to contracts with DirecTV as well as right of entry contracts of $2,234.  At the time of the acquisition, the weighted average remaining life of the intangibles acquired was 2.57 years based on terms without renewals, with an average life for right of entry contracts of 5.44 years and contracts with DirecTV of 2.33 years.  The weighted average remaining life of the intangibles acquired was 3.49 years assuming one year term renewals, with right of entry contracts average life of 5.44 years and contracts with DirecTV of 3.33 years.  In May 2009, the Company signed a new contract with DirecTV (see Note 9).  The Company capitalizes material costs incurred to renew or extend terms of intangible assets.  No costs have been incurred to renew or extend the terms of intangible assets during the year ended December 31, 2009.  Goodwill and intangible assets acquired are not expected to be deductible for tax purposes.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

At June 30, 2009, the Company revised the fair value of the contingent consideration from $1,608 to zero.  The Company determined that the significant level 3 inputs previously used to determine the contingent consideration were incomplete.  After further review, the Company determined that it was appropriate to define this change as a measurement period adjustment to the purchase price.  At December 31, 2009, the Company adjusted the contingencies estimated as a result of improved information regarding circumstances that existed as of the acquisition date which increased the liability by $1,090 and goodwill and receivables by $545.  At December 31, 2009, the Company adjusted the majority of the contingencies due to an actual settlement in principle of certain litigation (See Note 9).  In the fourth quarter, within the one-year measurement period the Company, also increased accrued liabilities by $1,200 to reflect the assumption of an insurance premium obligation.

NOTE 4 – Noncontrolling Interest

Equity of noncontrolling interest in subsidiaries:
	March 31, 2010	December 31, 2009
Noncontrolling interest in subsidiaries, beginning balance	$-	$3,471
Purchase of 51% of NC	-	-
Purchase of 80% of NE, SC, EC, MBMDU, DV & Security	-	6,306
Purchase of 29% of NC from noncontrolling interest	-	(2,054)
Net income(loss) attributable to the noncontrolling interest in subsidiaries	-	(1,727)
Purchase remaining 20% of NC, NE, SC, EC MBMDU, DV & Security from noncontrolling interest	-	(5,996)
Noncontrolling interest in subsidiaries, ending balance	$-	$-

NOTE 5 – Inventories

Inventories consisted of the following:
	March 31, 2010	December 31, 2009
DirecTV – serialized	$2,702	$2,948
DirecTV – nonserialized	3,044	3,455
Other	1,961	2,158
Total	$7,707	$8,561

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

NOTE 6 – Securities Available for Sale

As of December 31, 2007, Multiband had the voting rights for and was holding in trust 58,161 common shares of Western Capital Resources, Inc. (WCRS) (previously URON, a former subsidiary) for various contingent rights holders whose rights were tied to potential future warrant exercises or preferred stock conversions.  The Company values these shares at fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company values and records all investment securities transactions on a trade date basis.  Securities listed on a national or regional securities exchange are valued at their last reported sales price on the last business day of the period.  Securities which are not traded on a major exchange or for which no sale was reported on that date are valued at the average of their last quoted "bid" price and "asked" price.  Short positions are valued at the last quoted "asked" price.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs.  The Company’s investments in available-for-sale securities was determined based on quoted market prices in active markets for identical assets and liabilities (level 1).  As of February 4, 2008, certain aforementioned contingent rights were not exercised by the various holders; therefore Multiband owns 37,994 shares of WCRS.  As a result, Multiband recorded the fair value of WCRS shares based on quoted market prices as an unrealized gain.  At March 31, 2010 and December 31, 2009 the balance in securities available for sale was $6 and $7, respectively.

Securities available for sale consisted of the following at December 31:
	March 31, 2010	December 31, 2009
Beginning balance	$7	$46
Initial investment	-	-
Current period unrealized loss	(1)	(39)
Ending balance	$6	$7

Fair value of securities available for sale consisted of the following:
	March 31, 2010	December 31, 2009
Cost	$-	$-
Unrealized gain	$6	$7
Fair value at period end	$6	$7

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2010	December 31, 2009
Payroll and related taxes	$8,446	$6,971
Accrued worker compensation claims	1,561	-
Accrued incurred but not reported health insurance claims	1,126	-
Accrued legal settlements, fees and contingencies (see Note 9)	5,745	5,684
Accrued preferred stock dividends	884	626
Accrued liability – vendor chargeback	40	40
Accrued contract labor	2,862	2,002
Accrued income taxes	235	296
Other – short term	4,251	6,407
Accrued liabilities – short term	25,150	22,026
Accrued legal settlement long term, 21 equal monthly installments remaining and multi-year insurance premium obligations (see Note 9)	3,404	4,415
Total accrued liabilities	$28,554	$26,441

NOTE 8 - Business Segments

The Company has three reporting segments.  Multiband Corp. segment (MBCorp) includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization.  The MDU segment (MNMDU, MBSS, and MBMDU) represents results as the master service operator for DirecTV and provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.  The HSP segment (NE, SC, EC, NC, DV and Security) provides the installation and service of DirecTV (DTV) video programming, internet and home security systems for residents of single family homes.  Segment disclosures by entity are provided to the extent practicable under the Company's accounting system.

Segment disclosures are as follows:

Three months ended March 31, 2010:	MBCorp	MDU	HSP	Total
Revenues	$-	$5,521	$54,727	$60,248
Income (loss) from operations	(1,503)	(679)	2,524	342
Identifiable assets	10,684	11,998	82,250	104,932
Depreciation and amortization	148	1,034	1,254	2,436
Capital expenditures	47	384	-	431

Three months ended March 31, 2009	MBCorp	MDU	HSP	Total
Revenues	$-	$5,325	$56,833	$62,158
Loss from operations	(977)	(257)	(949)	(2,183)
Identifiable assets	4,122	14,362	96,123	114,607
Depreciation and amortization	83	1,033	2,169	3,285
Capital expenditures	81	792	-	873

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

NOTE 9 – Commitments and Contingencies

Legal proceedings
The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $8,549 and $9,299 of accrued liabilities as of March 31, 2010 and December 31, 2009, for claims and known and potential settlements and legal fees associated with existing litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  Effective December 31, 2009, the Company settled in principal the majority of these claims.  While the Company and its predecessors denied the allegations underlying the lawsuits, it agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, and other expenses and management time that would have to be devoted to protracted litigation.  The Company recorded the settlement of $6,729, net of imputed interest of $575 and including administration fees and estimated payroll taxes.  The aforementioned settlement is being paid in equal installments of $291 over a 24 month period beginning January 15, 2010.  The balance of the settlement as of March 31, 2010 is $5,983.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC.  In relation to the settlement noted above, the Company offset $79 during the three months ended March 31, 2010.  The Company has recorded a receivable of $980 as of March 31, 2010 which represents an estimate of the amount that will be recovered from DTHC including legal fees for the remaining litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP).  Multiband Corporation was not named in this complaint.  Various defendants in this matter have made requests to Multiband for advancement or reimbursement of legal fees to defend the case.  The basis for these requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband itself.  To date, Multiband has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) Similar indemnification agreements as the ones in question here were declared illegal under Federal law by a California federal appeals court; 2) The Company believes the primary remedy the DOL is seeking from the defendants is one of “disgorgement” from the individual DTHC shareholders; 3) Multiband has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and Multiband cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

The Company also has a separate home service provider agreement with DirecTV ending May 1, 2013.  The term of this agreement with DirecTV will automatically renew as of May 1, 2013 for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DirecTV amounted to 98.3% and 99.2% of total revenue for the three months ended March 31, 2010 and 2009, respectively.  Accounts receivable from this customer were 88.6% and 88.5% of total accounts receivable as of March 31, 2010 and December 31, 2009, respectively.  The Company purchases a substantial portion of its inventory from DirecTV.  DirecTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DirecTV, related to inventory supplied by DirecTV, was $13,912 and $14,886 at March 31, 2010 and December 31, 2009, respectively.

Line of credit
The Company has a line of credit agreement with a bank that provides borrowings up to $50, due on demand.  Amounts outstanding under this line of credit carry an interest rate defined as the prime rate plus 3.0% (6.25% as of March 31, 2010).  As of March 31, 2010 and December 31, 2009, the amount outstanding was $49.  This line of credit is guaranteed by J. Basil Mattingly, Vice President of Business Development of the Company.

Short-term financing
The Company has entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8,806 for workers compensation, business and auto insurance.  This financing agreement carries an interest rate of 6.12% and requires monthly payments of principal and interest of $1,004 through October 2010.  As of March 31, 2010, the amount outstanding under the agreement was $6,884.

Operating leases – vehicles
The Company leases substantially all of its fleet vehicles under operating leases from one lessor.  Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year.  After one year, the Company has the option to renew the lease as open ended or surrender the leased vehicle to the lessor to be sold.  If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess.  If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor.  For the three months ended March 31, 2010 and 2009, the Company recognized a loss on the sale of vehicles of approximately $63 and $3, respectively.  For the three months ended March 31, 2010 and 2009, the Company’s operating lease expense under the lease totaled approximately $2,030 and $1,882, respectively.  In addition, the Company has a security deposit with the lessor in the amount of approximately $1,701 which is included in other assets in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively.  Outstanding leases at March 31, 2010 have in service dates ranging from 2006 through 2010 and therefore are currently open ended leases and could be terminated at will.

Bulk Subsidy Reserve
Bulk subsidy revenue is generated when bulk subscriber counts are greater than the benchmark set by DirecTV.  The Company reviews the subscriber counts associated with bulk properties on a periodic basis to determine bulk subscriber counts over the total units at the property.  Based on its review, the Company estimates that the result of this analysis will be a reduction to the subscriber count of approximately 375 active bulk subscribers at March 31, 2010 and December 31, 2009, respectively.  The Company has recorded a bulk subsidy reserve of $75 at March 31, 2010 and December 31, 2009, respectively.  This reserve is netted against DirecTV estimated receivables on the consolidated balance sheets and is netted against revenues in the consolidated statement of operations for the three months ended March 31, 2010 and 2009.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009
(in thousands, except for share and per share amounts)

NOTE 10 – Income Taxes

The Company has federal and state net operating losses of approximately $67,000 and $50,000, respectively, which, if not used, will begin to expire in 2018.  Changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards (NOLs).  During 2009, the Company performed an IRC 382 study and determined that an ownership change had occurred.  As a result of the ownership change, $41,613 of the Company’s NOLs are limited, consisting of annual federal limitations of $6,294 for the next five years and $634 for each year thereafter.  The Company has determined there are also limitations on the state net operating loss carryforwards, but has not completed the analysis to determine the limitation.  For the three months ended March 31, 2010 and 2009, the Company has recorded income tax expense of $200 and $100, respectively, related to federal and state taxes.

The Company assesses the uncertainty in the income taxes recognized in its financial statements caused by the noncomparability in reporting tax assets and liabilities by; (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations  The Company’s federal and state tax returns are potentially open to examinations for years 2006-2008.  The Company has no significant unrecognized tax benefits as of March 31, 2010 and December 31, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

NOTE 11 – Related Party Transactions

On September 1, 2009, the Company entered into an unsecured short term promissory note in the amount of $800 with J. Basil Mattingly, Vice President of Business Development of the Company.  The balance at March 31, 2010 and December 31, 2009 is $728 and $745, respectively.  The note carries an interest rate of 4% per annum and is due June 2010.

On January 2, 2009, the Company entered into a promissory note in the amount of $40,200 with DTHC, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default).  The note was subsequently adjusted by $6,344 for an offsetting receivable which was on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $33,856.  The Company has the right to offset a portion of certain claims against the note to DTHC once those claims are resolved.  As of December 31, 2009, the Company offset $4,000 of its claims against the outstanding balance.  The balance as of March 31, 2010 and December 31, 2009 was $29,778 and $29,856, respectively (see Note 2 and 9).  The note is secured by the stock and assets of all of the DTHC operating entities.

Proceeds for the acquisition of US Install Inc. by the Company completed in February, 2008 were obtained via an unsecured promissory note in the amount of $100 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Basil Mattingly, Vice President of Business Development of the Company.  The note carries an interest rate of 7% per annum and was due April 1, 2010.

James Mandel, CEO of Multiband, loaned DTHC $100 in a short-term unsecured subordinated note, paying simple interest monthly at 10% and is due October 2008.  The loan was repaid in full in March 2010.

The Company had a note receivable due from a non-affiliated entity that was 50% owned by a shareholder.  The carrying value of this note receivable was $0 and $34 at March 31, 2010 and December 31, 2009, respectively.

NOTE 12 – Subsequent Event

On April 1, 2010, the Company purchased right of entry agreements for 16 markets for $168 of which $144 is payable in various monthly installments throughout the remainder of 2010, subject to adjustment should the markets not meet minimum cash flow criteria as well as 12,000 shares of restricted common stock valued at $2.00 per share which was issued April 30, 2010.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (in thousands)

OUR COMPANY

Multiband Corporation (the Company), is a Minnesota corporation formed in September 1975.  The Company has two operating segments: 1) Home Service Provider (HSP), which primarily installs video services for residents of single family homes and 2) Multi-Dwelling Unit (MDU), which sells voice, data and video services to residents of multiple dwelling units.  Both segments encompass a variety of different corporate entities.

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only.  Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS).  MBS provided voice, data and video systems and services to business and government.  The MBS business segment was sold effective April 1, 2005.  The Company’s MDU segment (formally known as MCS) began in February 2000.  MDU provides voice, data and video services to multiple dwelling units, including apartment buildings, condominiums and time share resorts.  During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC.  During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc. (MNMDU), which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.  During 2006 and 2007, the Company strategically sold certain assets at multiple dwelling properties where only video services were primarily deployed.  The Company continues to operate properties where multiple services were deployed.  To remain competitive, the Company intends to continue to own and operate properties at locations where multiple services can be deployed and manage properties where one or more services are deployed.  Consistent with that strategy, beginning in 2006 and continuing to the present, the Company expanded its servicing of third party clients (other system operators) through its call center.  At April 30, 2010, the Company had approximately 121,000 owned and managed subscriptions, with an additional 48,000 subscriptions supported by the call center.

During 2008, the Company became involved in the business of installing video services in single family homes by acquiring 51% of the outstanding stock of Multiband NC Incorporated (NC) (formerly Michigan Microtech, Incorporated (MMT a former subsidiary of Directech Holding Company Inc. (DTHC))), a fulfillment agent for a national satellite television company, DirecTV, which specializes in the providing of satellite TV to single family homes. This acquisition was followed by the acquisition of an 80% interest in a group of companies which were the former operating subsidiaries of DTHC, (Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband DV Incorporated (DV), Multiband MDU (MBMDU) and Multiband Security Incorporated (Security)).  The Company also purchased an additional 29% ownership interest in Multiband NC Incorporated, of which it previously owned 51%, effective on January 2, 2009.  The remaining 20% of those operating entities were purchased in December 2009.

The Company has operations in 16 states with 32 field offices. The Company employs approximately 2,800 people.  Multiband is the second largest independent DirecTV field services provider in the United States.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED

	March 31, 2010 (unaudited)	March 31, 2009 (unaudited)
REVENUES	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	73.0%	76.1%

SELLING, GENERAL & ADMINISTRATIVE	22.4%	22.1%
DEPRECIATION & AMORTIZATION	4.0%	5.3%

INCOME (LOSS) FROM OPERATIONS	.6%	-3.5%
INTEREST EXPENSE & OTHER, NET	-1.9%	-1.0%
LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	-1.3%	-4.5%
PROVISION FOR INCOME TAXES	.3%	.2%
NET LOSS	-1.6%	-4.7%
LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-	-.5%
NET LOSS ATTRIBUTABLE TO THE MULTIBAND CORPORATION AND SUBSIDIARIES	-1.6%	-4.2%

RESULTS OF OPERATIONS

Revenues
Total revenues decreased 3.1% to $60,248 for the quarter ended March 31, 2010 as compared to $62,158 for the quarter ended March 31, 2009.

HSP segment revenues for the three months ended March 31, 2010, were $54,727 in comparison to $56,833 for the same period in 2009, a decrease of 3.7%.  This decrease is due to fewer new DirecTV subscriber installations partially offset by an increase in earned incentive revenue.  The Company expects revenues in the HSP segment to improve during the second and third quarters followed by a normal seasonal decrease in the fourth quarter.

Revenues in the first quarter of 2010 for the MDU segment increased 3.7% to $5,521 as compared to $5,325 in the first quarter of 2009.  This increase is primarily due to a larger subscriber base and increased activity from the call center.  The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.  However, due to other factors such as more stringent DirecTV credit standards and anticipated weakness in the economy, the Company does not expect significant growth in the MDU segment in 2010.

Cost of Products and Services (exclusive of depreciation and amortization)
The Company's cost of products and services decreased by 7.1% to $43,953 for the quarter ended March 31, 2010, as compared to $47,316 for the same quarter last year.  This reduction is attributable to the HSP segment.

Cost of products and services decreased by 7.7% for the HSP segment for the three months ended March 31, 2010 and were $40,370 for the HSP segment, compared to the $43,731 in the prior year quarter.  This decrease is the result of reduced costs due to the reduction in volume and improvements in inventory controls.  In addition, in the first quarter of 2009, the Company incurred significant upfront costs due to the substantial increase in the number of technicians employed by the Company.  Since these new technicians go through a six to eight week training period prior to working on revenue producing jobs, this created additional expense without any offsetting revenue.  In the quarter ended March 31, 2010, the Company’s technician’s levels were adequate to meet the job volume.  During 2010, the Company expects HSP cost of products and services to remain steady relative to revenue.

Cost of products and services for the MDU segment for the current quarter were $3,583 compared to $3,585 in the same quarter last year.  In 2010, the Company expects MDU cost of products and services to be relatively constant.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 1.6% to $13,517 in the quarter ended March 31, 2010, compared to $13,740 in the prior year’s quarter.  Selling, general and administrative expenses were, as a percentage of revenues, 22.4% for the quarter ended March 31, 2010 and 22.1% for the same period a year ago.  The Company anticipates that for the remainder of 2010, selling, general and administrative expenses will remain consistent with first quarter levels.

Depreciation and Amortization
Depreciation and amortization expense decreased 25.8% to $2,436 for the quarter ended March 31, 2010 compared to $3,285 in the prior year’s quarter.  In May 2009, the Company signed a new contract with DirecTV (see Note 3).  Due to the new contract, the amortization period of the intangibles was increased from 40 months to 60 months.  Depreciation and amortization expense is expected to remain comparable to the first quarter amount through the remainder of 2010.

Income (Loss) from Operations
The Company, in the first quarter of 2010, earned income from operations of $342 versus incurring a loss from operations of $2,183 during the prior year’s comparable period.  For the first quarter of 2010, the HSP segment earned income from operations of $2,524, compared to a loss of $949 in the same period last year.  This improvement is primarily due to increased incentive revenue, improved inventory control and reduced tech training expense.  The MDU segment showed a loss from operations of $679 for the three months ended March 31, 2010 compared to a loss of $257 for the three months ended March 31, 2009.  The MBCorp segment, which has no revenues, showed a loss from operations of $1,503 for the three months ended March 31, 2010 compared to a loss of $977 for the same period last year.  The MBCorp segment loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels.  The HSP segment is expected to improve its profitability throughout the balance of 2010 due to seasonal increases in revenues. The Company plans to mitigate its loss in the MDU segment in future periods by growing its subscriber base at existing properties since the on-going selling, general and administrative expenses to service those subscribers is more fixed than variable.

Interest Expense
Interest expense was $1,123 for the quarter ended March 31, 2010, versus $855 for the same period a year ago, primarily reflecting an increase due to interest expense incurred on the Convergent debt and interest expense related to a legal settlement (see Note 9).

Noncontrolling Interest
The noncontrolling interest in subsidiaries was $0 on March 31, 2010 and December 31, 2009, after the Company purchased the remaining 20% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) and reclassified $5,996 of noncontrolling interest to Multiband’s controlling interest on December 17, 2009.  The net loss attributable to the noncontrolling interest in subsidiaries for the year ended March 31, 2010 and 2009 was $0 and $296, respectively.

Income taxes
The Company has federal and state net operating losses of approximately $67,000 and $50,000, respectively, which, if not used, will begin to expire in 2018.  Changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards (NOLs).  During 2009, the Company performed an IRC 382 study and determined that an ownership change had occurred.  As a result of the ownership change, $41,613 of the Company’s NOLs are limited, consisting of annual federal limitations of $6,294 for the next five years and $634 for each year thereafter.  The Company has determined there are also limitations on the state net operating loss carryforwards, but has not completed the analysis to determine the limitation.  For the three months ended March 31, 2010 and 2009, the Company has recorded income tax expense of $200 and $100, respectively, related to federal and state taxes.

The state tax expense reported is due to some of the subsidiaries having taxable income in states where the state requires filing separate company income tax returns instead of filing on a consolidated basis with members of the consolidated group.  Other state tax expense is associated with the tax liability being calculated on gross receipts, capital, or some other non-income method of calculation.

Net Loss
In the first quarter of fiscal 2010 and 2009, the Company incurred net losses of $964 and $2,881, respectively.

Liquidity and Capital Resources
During the three months ended March 31, 2010 and 2009, the Company incurred net losses of $964 and $2,881, respectively.  Net cash provided by operations during the three months ended March 31, 2010 was $4,258, compared to the three months ended March 31, 2009 of $846.  Principal payments on current long-term debt, short-term debt to a related party and capital lease obligations over the next 12 months are expected to total $1,368.

In May 2009, the Company paid off its then existing loan with Convergent Capital Partners I, L.P., and entered into a new five million dollar loan facility with a different lender due in December 2012. That new facility has a rolling quarterly positive EBITDA covenant which the Company was in compliance with as of March 31, 2010.

The Company, in lieu of a one-time payment for its business insurance, has entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8,806 for workers compensation, business and auto insurance.  This financing agreement carries an interest rate of 6.12% and requires monthly payments of principal and interest of $1,004 through October 2010.  As of March 31, 2010, the amount outstanding under the agreement was $6,884.

Cash and cash equivalents totaled $3,747 at March 31, 2010 versus $2,240 at December 31, 2009.  Working capital deficit at March 31, 2010 was $28,635, compared to $28,596 at December 31, 2009.  Net cash used by investing activities totaled $467 for the period ended March 31, 2010, compared to $1,263 for the period ended March 31, 2009.

For the balance of 2010, the Company intends to focus on maintaining gross margins in its HSP business segment.  With regards to its MDU business segment, the Company, for the balance of 2010, believes it can modestly grow both owned and managed subscriber revenues through increased marketing and customer penetrations of previously built out properties.  The Company believes it can increase managed subscriber revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $431 for capital expenditures during the three months ended March 31, 2010, compared to $873 in the same period last year.  Capital expenditures consisted of property build-outs and equipment acquired for internal use.  This decrease was related to an expansion of company funded video and internet service build outs to MDU properties made during 2009.  Throughout the remainder of 2010, the Company estimates that it will have approximately $1,500 of additional capital expenditures which the Company intends to fund through leasing and/or cash on hand.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.
Continue to improve mix of jobs (i.e. increase in higher paying installation work orders versus non or limited revenue producing service calls) which improves gross margins in its home service provider (HSP) segment by maintaining DirecTV exclusivity in its core markets.

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
The Company, as of March 31, 2010, needs to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations.  Since the Company acquired significant assets in its purchase of 100% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets.  Management believes that through a combination of leveraging assets, its cash on hand, greater expense control, recent positive operating income, and potential sales of common and/or preferred stock, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

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

Impairment of Long-Lived Assets
The Company's long-lived assets include property, equipment, leasehold improvements and intangibles, subject to amortization.  At March 31, 2010, the Company had net property and equipment of $8,326 which represents approximately 7.9% of the Company's total assets.  At March 31, 2010, the Company had net intangibles of $20,960 which represented approximately 20.0% of the Company’s total assets (see Note 1).  The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Impairment of Goodwill
In accordance with ASC Topic No. 350, Intangibles-Goodwill and Other, goodwill and intangible assets without a defined life shall not be amortized over a defined period, but instead must be tested for impairment at least annually.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  The goodwill impairment test is a two-step impairment test.  In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance.  Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $38,067 as of March 31, 2010, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  During the three months ended March 31, 2010 and 2009, the Company did not record any impairment related to goodwill.

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

Income Taxes
The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of March 31, 2010 and December 31, 2009.

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

The Company has two operating segments.  The HSP segment (HSP) (companies include NE, SC, EC, NC, DV and Security) provides the installation and service of DirecTV video programming, internet and home security systems for residents of single family homes.  The MDU segment (MDU) (companies include MNMDU, MBSS, and MBMDU) represents results as the master service operator for DirecTV and provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.

The Company earns HSP segment revenue as follows:

1.      installation and service of DirecTV video programming for residents of single family homes
2.      installation of home security systems and internet services

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

None.

ITEM 4.  CONTROLS AND PROCEDURES

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $8,549 and $9,299 of accrued liabilities as of March 31, 2010 and December 31, 2009, for claims and known and potential settlements and legal fees associated with existing litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  Effective December 31, 2009, the Company settled in principal the majority of these claims.  While the Company and its predecessors denied the allegations underlying the lawsuits, it agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, and other expenses and management time that would have to be devoted to protracted litigation.  The Company recorded the settlement of $6,729, net of imputed interest of $575 and including administration fees and estimated payroll taxes.  The aforementioned settlement is being paid in equal installments of $291 over a 24 month period beginning January 15, 2010.  The balance of the settlement as of March 31, 2010 is $5,983.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC.  In relation to the settlement noted above, the Company offset $79 during the three months ended March 31, 2010.  The Company has recorded a receivable of $980 as of March 31, 2010 which represents an estimate of the amount that will be recovered from DTHC including legal fees for the remaining litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP).  The Company was not named in this complaint.  Various defendants in this matter have made requests to the Company for advancement or reimbursement of legal fees to defend the case.  The basis for these requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and the Company itself.  To date, the Company has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) Similar indemnification agreements as the ones in question here were declared illegal under Federal law by a California federal appeals court; 2) The Company believes the primary remedy the DOL is seeking from the defendants is one of “disgorgement” from the individual DTHC shareholders; 3) Multiband has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and the Company cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

Our operations and our securities are subject to a number of risks, including but not limited to those described below.  If any of the following risks actually occur, the business, financial condition or operating results of the Company and the trading price or value of our common stock could be materially adversely affected.

General
The Company, as noted earlier herein, since 1998, has taken several significant steps to reinvent and reposition itself to take advantage of opportunities presented by a shifting economy and industry environment.

Recognizing that voice, data and video technologies in the late twentieth century were beginning to systematically integrate as industry manufacturers were evolving technological standards from "closed" proprietary networking architectures to a more "open" flexible and integrated approach, the Company, between 1998 and 2001, purchased three competitors which, in the aggregate, possessed expertise in data networking, voice and data cabling and video distribution technologies.

In early 2000, the Company created its MDU division, employing the aforementioned expertise, to provide communications and entertainment services (local dial tone, long distance, high-speed internet and expanded satellite television services) to residents in MDUs on one billing platform, which the Company developed internally.  In 2004, the Company added its master system operator agreement and in 2008, its HSP segment.

The specific risk factors, as detailed below, should be analyzed in the context of the Company's evolving business model.

Net Income (Losses)
The Company had a net loss of $964 for the quarter ended March 31, 2010, a net loss of $11,377 for the year ended December 31, 2009 and net income of $1,597 for the year ended December 31, 2008.  The Company may never be consistently profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve profitability from operating activities, we may not be able to meet:
o           our capital expenditure objectives;
o           our debt service obligations; or
o           our working capital needs.

Working Capital
The Company had a working capital deficit of $28,635 at March 31, 2010, compared to positive working capital in the amount of $28,596 at December 31, 2009 due to the acquisition of DirecTECH.

Long-lived Assets
The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There was no impairment at March 31, 2010 or December 31, 2009.

Goodwill and Intangible Assets
Annually, the Company tests for impairment its goodwill and intangible assets without a defined life.  We tested impairment for the HSP and MDU segments which had goodwill at December 31, 2009 using standard fair value measurement techniques.  The Company concluded there was no goodwill impairment as of December 31, 2009.  However, should the Company in future periods experience a significant decline in profitability and/or should the business climate for satellite providers deteriorate, some impairment to its goodwill could occur.  If an impairment occurs it could be materially adverse to the Company’s results of operations in those future periods.  As of March 31, 2010, the Company had goodwill of $38,067 and intangibles of $20,960 primarily related to the purchase of DirecTECH.  At March 31, 2010, the Company did not note any indications of impairment related to goodwill or its intangible assets.

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

Deregulation
Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced that address issues affecting our operations and those of our competitors, which may cause significant changes to our industry.  We cannot predict the outcome of these developments, nor can we assure you that these changes will not have a material adverse effect on us.  Historically, we have been a reseller of products and services, not a manufacturer or carrier requiring regulation of its activities.  Pursuant to Minnesota statutes, our activity is specifically exempt from the need to tariff our services in MDU's.  However, the Telecommunications Act of 1996 provides for significant deregulation of the telecommunications industry, including the local telecommunications and long-distance industries.  This federal statute and the related regulations remain subject to judicial review and additional rule-makings of the Federal Communications Commission, making it difficult to predict what effect the legislation will have on us, our operations, and our competitors.

Dependence on Strategic Alliances
Several suppliers or potential suppliers of the Company, such as McLeod, WorldCom, WS Net, XO Communications and others have filed for bankruptcy in recent years.  While the financial distress of its suppliers or potential suppliers could have a material adverse effect on the Company's business, The Company believes that enough alternate suppliers exist to allow the Company to execute its business plans.  The Company is also highly dependent on its Master System Operator agreement with DirecTV.  The initial term of the agreement expired in August 2008, and provided for two additional two-year renewals if the Company had a minimum number of paying video subscribers in its system operator network.  The Company did meet the requirements and has entered into the first two year automatic renewal period.  The Company also has a home service provider agreement with DirecTV ending May 1, 2013.  The term of this agreement with DirecTV will automatically renew for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  Although an alternate provider of satellite television services, Echostar, exists, the termination of any or all of its HSP dealer agreements with DirecTV would have a material adverse effect on the Company’s business.

Changes in Technology
A portion of our projected future revenue is dependent on public acceptance of broadband and expanded satellite television services.  Acceptance of these services is partially dependent on the infrastructure of the internet and satellite television which is beyond the Company's control.  In addition, newer technologies, such as video-on-demand, are being developed which could have a material adverse effect on the Company's competitiveness in the marketplace if the Company is unable to adopt or deploy such technologies.

Attraction and Retention of Employees
The Company's success depends on the continued employment of certain key personnel, including executive officers. If the Company were unable to continue to attract and retain a sufficient number of qualified key personnel, its business, operating results and financial condition could be materially and adversely affected. In addition, the Company's success depends on its ability to attract, develop, motivate and retain highly skilled and educated professionals with a wide variety of management, marketing, selling and technical capabilities. Competition for such personnel is intense and is expected to increase in the future.

Intellectual Property Rights
The Company relies on a combination of trade secret, copyright and trademark laws, license agreements, and contractual arrangements with certain key employees to protect its proprietary rights and the proprietary rights of third parties from which the Company licenses intellectual property.  The Company also relies on agreements with owners of multi-dwelling units which grant the Company rights of access for a specific period to the premises whereby The Comapny is allowed to offer its voice, data, and video services to individual residents of the property.  If it was determined that the Company infringed the intellectual property rights of others, it could be required to pay substantial damages or stop selling products and services that contain the infringing intellectual property, which could have a material adverse effect on the Company's business, financial condition and results of operations.  Also, there can be no assurance that the company would be able to develop non-infringing technology or that it could obtain a license on commercially reasonable terms, or at all. The Company's success depends in part on its ability to protect the proprietary and confidential aspects of its technology and the products and services it sells.  There can be no assurance that the legal protections afforded to the company or the steps taken by the Company will be adequate to prevent misappropriation of the Company's intellectual property.

Variability of Quarterly Operating Results
Variations in the Company's revenues and operating results occur from quarter to quarter as a result of a number of factors, including customer engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates, the ability of customers to terminate engagements without penalty, the size and scope of assignments and general economic conditions.  Because a significant portion of the Company's expenses are relatively fixed, a variation in the number of customer projects or the timing of the initiation or completion of projects could cause significant fluctuations in operating results from quarter to quarter.

Certain Anti-Takeover Effects
The Company is subject to Minnesota statutes regulating business combinations and restricting voting rights of certain persons acquiring shares of Multiband.  These anti-takeover statutes may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Company's securities, or the removal of incumbent management.

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

Competition
We face competition from others who are competing for a share of the HSP and MDU markets, including other satellite companies, cable companies and telephone companies.  Some of these companies have significantly greater assets and resources than we do.

Uncertain Effects of the Acquisition
During 2009, the Company completed its acquisition of the former operating subsidiaries of DTHC (see Note 2).  The DTHC operating entity business as merged into the Multiband business may not achieve the operating results and growth anticipated by management in structuring the transaction.

General Economic Conditions
As of this writing, the United States is experiencing overall adverse economic conditions.  While we believe this environment may actually assist the Company in that consumers may stay home more for entertainment, there is no guarantee that consumers will continue to purchase the Company’s services at a constant level if the country’s recession  Continues.

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

MULTIBAND CORPORATION Registrant
Date: May 13, 2010	By:	/s/ James L. Mandel Chief Executive Officer

Date: May 13, 2010	By:	/s/ Steven M. Bell Chief Financial Officer (Principal Financial and Accounting Officer)