Form 10-Q
period 2010-06-30
MULTIBAND CORP
filed 2010-08-12
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING JUNE 30, 2010
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
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐      No ☒

On August 5, 2010, there were 10,153,856 shares outstanding of the registrant's common stock, no par value, and 493,517 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$64,888	$67,396	$125,136	$129,554

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation
and amortization shown separately below)	43,814	56,894	87,767	104,210
Selling, general and administrative	13,500	15,509	27,017	29,249
Depreciation and amortization	2,146	2,703	4,582	5,988

Total costs and expenses	59,460	75,106	119,366	139,447

INCOME (LOSS) FROM OPERATIONS	5,428	(7,710)	5,770	(9,893)

OTHER EXPENSE
Interest expense	(1,066)	(890)	(2,189)	(1,745)
Interest income	1	3	6	10
Other income	15	98	27	348

Total other expense	(1,050)	(789)	(2,156)	(1,387)

NET INCOME (LOSS) BEFORE INCOME TAXES AND
NONCONTROLLING INTEREST IN SUBSIDIARIES	4,378	(8,499)	3,614	(11,280)

PROVISION FOR INCOME TAXES	1,983	102	2,183	202

NET INCOME (LOSS)	2,395	(8,601)	1,431	(11,482)

LESS: NET LOSS ATTRIBUTABLE TO THE
NONCONTROLLING INTEREST IN SUBSIDIARIES	-	(1,482)	-	(1,778)

NET INCOME (LOSS) ATTRIBUTABLE TO
MULTIBAND CORPORATION AND SUBSIDIARIES	2,395	(7,119)	1,431	(9,704)
Preferred stock dividends	351	71	732	144
INCOME (LOSS) ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$2,044	$(7,190)	$699	$(9,848)

INCOME (LOSS) PER COMMON SHARE – BASIC:
INCOME (LOSS) ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$0.21	$(0.75)	$0.07	$(1.02)

INCOME (LOSS) PER COMMON SHARE – DILUTED:
INCOME (LOSS) ATTRIBUTABLE TO COMMON
STOCKHOLDERS	$0.20	$(0.75)	$0.07	$(1.02)

Weighted average common shares outstanding – basic	9,912	9,651	9,851	9,650

Weighted average common shares outstanding - diluted	9,986	9,651	9,965	9,650

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

NET INCOME (LOSS)	$2,395	$(8,601)	$1,431	$(11,482)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized losses on securities:
Unrealized holding losses arising during period	(5)	(38)	(6)	(8)
COMPREHENSIVE INCOME (LOSS) BEFORE
NONCONTROLLING INTEREST IN SUBSIDIARIES	2,390	(8,639)	1,425	(11,490)

COMPREHENSIVE INCOME (LOSS)
ATTRIBUTABLE TO THE NONCONTROLLING
INTEREST IN SUBSIDIARIES	-	(1,482)	-	(1,778)

COMPREHENSIVE INCOME (LOSS)
ATTRIBUTABLE TO MULTIBAND CORPORATION
AND SUBSIDIARIES	$2,390	$(7,157)	$1,425	$(9,712)

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
CURRENT ASSETS
Cash and cash equivalents	$5,279	$2,240
Securities available for sale	1	7
Accounts receivable, net	15,727	14,336
Other receivable – related party	518	518
Inventories	8,353	8,561
Prepaid expenses and other	6,752	549
Current portion of notes receivable	6	6
Total Current Assets	36,636	26,217
PROPERTY AND EQUIPMENT, NET	8,231	8,546
OTHER ASSETS
Goodwill	38,067	38,067
Intangible assets, net	19,692	22,677
Other receivable – related party – long term	987	1,011
Notes receivable – long-term, net of current portion	24	25
Other assets	2,677	2,988
Total Other Assets	61,447	64,768

TOTAL ASSETS	$106,314	$99,531

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
CURRENT LIABILITIES
Line of credit	$49	$49
Short term debt	4,111	66
Related parties debt – short term	715	1,345
Current portion of long-term debt	-	228
Current portion of capital lease obligations	395	489
Accounts payable	27,474	28,008
Accrued liabilities	27,152	22,026
Deferred service obligations and revenue	2,131	2,602
Total Current Liabilities	62,027	54,813
LONG-TERM LIABILITIES
Accrued liabilities – long term	2,577	4,415
Long-term debt, net of current portion and original issue discount	4,899	4,853
Related parties debt - long-term, net of current portion and original issue discount	29,678	29,856
Capital lease obligations, net of current portion	409	491
Total Liabilities	99,590	94,428
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (14,171 shares issued and outstanding, $148,796 liquidation preference)	213	213
10% Class B (770 and 1,370 shares issued and outstanding, $8,085 and $14,385 liquidation preference)	8	14
10% Class C (112,280 and 112,880 shares issued and outstanding, $1,122,800 and $1,128,800 liquidation preference)	1,457	1,465
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (11,595 shares issued and outstanding, $115,950 liquidation preference)	48	48
6% Class H (1.25 shares issued and outstanding, $125,000 liquidation preference)	-	-
8% Class J (100 shares issued and outstanding, $10,000,000 liquidation preference)	10,000	10,000
15% Class E cumulative preferred stock, no par value, (220,000 shares issued and outstanding, $2,200,000 liquidation preference)	2,200	2,200
Common stock, no par value (9,944,638 and 9,722,924 shares issued and outstanding)	38,547	38,054
Stock subscriptions receivable	(1)	(26)
Stock-based compensation and warrants	46,996	46,572
Accumulated other comprehensive income – unrealized gain on securities available for sale	1	7
Accumulated deficit	(94,245)	(94,944)
Total Stockholders' Equity	6,724	5,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$106,314	$99,531

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2010 (unaudited)	June 30, 2009 (unaudited)

OPERATING ACTIVITIES
Net income (loss)	$1,431	$(11,482)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	4,582	5,988
Loss on sale of assets	4	-
Amortization of original issue discount	48	9
Amortization of imputed interest discount	-	35
Amortization of deferred financing costs	18	5
Interest receivable added to note receivable balance	3	-
Change in allowance for doubtful accounts on accounts receivable	(421)	(127)
Change in reserve for stock subscriptions and interest receivable	22	29
Expense related to repricing of warrants	-	30
Services provided in exchange for reduction of debt	(12)	-
Stock based compensation expense	412	114
Common shares issued for services	10	-
Changes in operating assets and liabilities:
Accounts receivable	(970)	(8,727)
Other receivables – related party	(42)	-
Inventories	275	1,160
Prepaid expenses and other	2,639	344
Other assets	294	(31)
Accounts payable and accrued liabilities	2,649	9,333
Deferred service obligations and revenue	(471)	1,981
Net cash flows provided (used) by operating activities	10,471	(1,339)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,078)	(1,426)
Checks issued in excess of bank balance with the purchase of 80% of outstanding stock of DirecTECH operating entities	-	(369)
Purchases of intangible assets	(35)	(102)
Collections on notes receivable	1	35
Net cash flows used by investing activities	(1,112)	(1,862)
FINANCING ACTIVITIES
Payments on short-term debt	(4,900)	(25)
Payments on long-term debt	(233)	(2,580)
Payments on related parties debt – short term	(630)	-
Payments on related parties debt - long term	(100)	(1,400)
Payments on capital lease obligations	(289)	(210)
Payments for debt issuance costs	-	(144)
Net advances on line of credit	-	4
Payment on mandatory redeemable preferred stock	-	(150)
Proceeds from related parties debt – short term	-	2,900
Proceeds from issuance of long-term debt	-	6,100
Stock issuance costs	(10)	-
Redemption of preferred stock	(12)	(12)
Preferred stock dividends	(146)	(44)
Net cash flows provided (used) by financing activities	(6,320)	4,439
INCREASE IN CASH AND CASH EQUIVALENTS	3,039	1,238
CASH AND CASH EQUIVALENTS - Beginning of Period	2,240	4,346
CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,279	$5,584

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30, 2010 (unaudited)	June 30, 2009 (unaudited)

Cash paid for interest, net of amortization of OID and interest discount	$2,103	$989
Cash paid for federal and state income taxes	1,148	598
Non-cash investing and financing transactions:
Purchase of property and equipment via increase in capital lease obligations	77	565
Increase in prepaid expense via increase in capital lease obligations	36	-
Purchase of intangible assets via issuance of short-term notes payable and common stock	163	-
Intrinsic value of preferred dividends	2	2
Conversion of accrued interest into common stock	2	2
Conversion of accrued dividends into common stock	367	91
Increase in prepaid expense via short-term debt issued	8,806	-
Increase in short term debt via offset to accounts payable	-	159
Reduction in related party debt by other receivable – related party	66	-
Warrants issued for long-term notes payable	-	372
Reduction in notes payable via reduction in other receivables	-	76
Purchase of 80% of outstanding stock of DirecTECH operating entities via issuance of short and long term notes payable	-	38,240
Reduction in accrued compensation via issuance of stock options	113	-
Reduction of notes payable via reduction of related party receivable in connection with the purchase of outstanding stock of DirecTECH operating entities	-	5,844
Reduction of notes payable with issuance notes payable in connection with acquisition	-	300
Purchase of 29% of outstanding stock of NC (formerly MMT) via issuance of short and long term notes payable	-	1,660
Purchase of 80% of outstanding stock of DirecTECH operating entities via payment to escrow in 2008	-	500

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months ended June 30, 2010, the Company earned a net income of $1,431 versus the six months ended June 30, 2009 in which the Company incurred a net loss of $11,482.  At June 30, 2010, the Company had an accumulated deficit of $94,245.  The Company's ability to continue as a going concern is dependent on it maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued profitability in the Company’s HSP segment.
2.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.
3.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.
4.	Expand call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.
5.	Solicit additional equity investment in the Company by issuing either preferred or common stock.

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
JUNE 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

The 2009 consolidated financial statements include the accounts of all wholly-owned subsidiaries including the newly acquired companies that were purchased, effective January 2, 2009, when the Company purchased 80% of the issued and outstanding shares of common stock of all of the DirecTECH Holding Co. (DTHC) operating subsidiaries (DirecTECH) (an additional 29% of NC, 51% of which was previously purchased effective March 1, 2008 (see Note 3) and 80% of NE, SC, EC, MBMDU, DV and Security (see Note 3)).  The noncontrolling interest in subsidiaries on the consolidated balance sheet and consolidated statement of operations represents DTHC’s 20% ownership of NE, SC, EC, NC, MBMDU, DV Incorporated (DV) and Multiband Security from January 2, 2009 to December 17, 2009.  On December 17, 2009, the Company purchased the remaining 20% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) and transferred $5,996 of noncontrolling interest to Multiband’s controlling interest (see Note 4).  The Company pushes down applicable overhead, interest expense and amortization expense from the parent company (MBCorp) to its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

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
JUNE 30, 2010 AND 2009
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

Long-lived Assets
The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There was no impairment at June 30, 2010 or December 31, 2009.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
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

At June 30, 2010, the Company determined that there was no event which occurred or circumstance changes that would more likely than not reduce the fair value of its reporting units below their respective carrying values.  Goodwill was $38,067 at June 30, 2010 and December 31, 2009, and is recorded as part of our MDU and HSP segments.

Goodwill by business segment consists of the following:

	MBCorp.	MDU	HSP	Total
Balance, December 31, 2009	$-	$381	$37,686	$38,067
Acquisitions/impairment	-	-	-	-
Balance, June 30, 2010	$-	$381	$37,686	$38,067

Components of intangible assets are as follows:
	June 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$2,715	$1,423	$2,577	$1,228
Contracts with DirecTV	36,902	18,502	36,902	15,574
Customer contracts	102	102	102	102
Total	$39,719	$20,027	$39,581	$16,904

Amortization of intangible assets was $1,430 and $2,056 for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, amortization of intangibles assets was $3,183 and $4,710, respectively.  Estimated amortization expense of intangible assets for the remainder of the year ending December 31, 2010 and for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is $2,574, $5,147, $5,093, $4,990, $1,725, $55 and $60, respectively.  Right of entry contracts contain $48 of contracts that have not been placed in service, therefore no amortization expense has been recorded.  The weighted average remaining life of the intangibles is 3.87 years with right of entry average life of 4.35 years and contracts with DirecTV of 3.83 years as of June 30, 2010.

The Company amortizes the right of entry contracts, contracts with DirecTV, and customer contracts, over their estimated useful lives ranging from 15.5 to 120 months.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

Group Health and Workers’ Compensation Insurance Coverage
The Company uses a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks. The Company’s share of its workers’ compensation plan is recorded for the aggregate liabilities for claims reported, based on historical experience. The Company also estimates the cost of health care claims that have been incurred but not reported, based on historical experience.

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

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based payments at fair value.  The financial statements for the three and six months ended June 30, 2010 and 2009 recognize compensation cost for the portion of outstanding awards which have vested during the periods.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three months ended June 30, 2010 and 2009 total stock-based compensation expense of $53 ($.01 per share) and $24 ($.00 per share), respectively, was included in selling, general and administrative expenses.  For the six months ended June 30, 2010 and 2009 total stock-based compensation expense of $227 ($.02 per share) and $114 ($.01 per share), respectively, was included in selling, general and administrative expenses.  As of June 30, 2010, there was $2,111 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.83 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of variables.  These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected stock option exercise behaviors and forfeitures.  An option's expected term is the estimated period between the grant date and the exercise date of the option.  As the expected-term period increases, the fair value of the option and the compensation cost will also increase.  The expected-term assumption is generally calculated using historical stock option exercise data.  The Company does not have historical exercise data to develop such an assumption.  In cases where companies do not have historical data and where the options meet certain criteria, the use of a simplified expected-term calculation is allowed.  Accordingly, the Company calculated the expected terms using the simplified method.

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
JUNE 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

In determining the compensation cost of the options granted during the three and six months ended June 30, 2010 and 2009, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Risk-free interest rate	2.49%	1.43%	2.47%	1.43%
Expected life of options granted	5.0 Years	5.0 Years	5.0 Years	5.0 Years
Expected volatility range	94.9%	95%	95.2%	95%
Expected dividend yield	0%	0%	0%	0%

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

In April 2010, the Company issued 325,000 shares of stock options with a Black-Scholes valuation of $439 to various employees of the Company.  These seven-year stock options vest over three years and were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

In May 2010, the Company issued 1,251,000 shares of stock options with a Black-Scholes valuation of $1,550 to various employees of the Company.  These seven-year stock options vest over three years and were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

During the six months ended June 30, 2010, there were 7,967 options forfeited or canceled.

Restricted Stock
The Company awards restricted common shares to selected employees.  Recipients are not required to provide any consideration other than services.  Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination.  The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting term of the awards.  For the three months ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense of $42 and $0, respectively.  For the six months ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense of $185 and $0, respectively.  At June 30, 2010 and December 31, 2009, there was approximately $312 and $0, respectively, of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted.  Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.5 years.  The total fair value of shares vested during the three and six months ended June 30, 2010 was $0 and $100, respectively.

The following table sets forth a summary of restricted stock activity for the six months ended June 30, 2010:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested at January 1, 2010	-	$-
Granted	254,375	$1.95
Vested	(50,000)	$2.00
Outstanding and not vested at June 30, 2010	204,375	$1.94

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
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

Income (Loss) per Common Share
Basic income (loss) per common share is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period.

Diluted loss per common share is computed by dividing income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and unvested restricted stock) had been issued.  All options, warrants, convertible preferred shares, and unvested restricted stock during the three and six months ended June 30, 2009 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.  Diluted income (loss) per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards.  A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income (loss) per share calculation, as they were anti-dilutive, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010 (unaudited)	June 30, 2009 (unaudited)	June 30, 2010 (unaudited)	June 30, 2009 (unaudited)
Weighted average number of common shares outstanding - basic	9,912	9,651	9,851	9,650
Weighted average dilutive impact of equity-based compensation awards	74	-	114	-
Weighted average number of common and common equivalent shares outstanding - diluted	9,986	9,651	9,965	9,650

Awards excluded from diluted income(loss) per share	8,727	2,886	7,476	2,886

Segment Reporting
A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments.  Management believes that the Company has two operating segments, HSP, where the Company receives net cash payments for the installation and service of DirecTV video programming, internet and home security systems for residents of single family homes, and MDU, where the Company acts as a master service operator for DirecTV, receives net cash payments for managing video subscribers through its network of system operators who are billed by DirecTV and also directly bills voice, internet and video subscribers as a principal.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

Income Taxes
The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of June 30, 2010 and December 31, 2009.

Reclassifications
Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation.  The reclass was a change in presentation of accrued liabilities (see Note 7) as of December 31, 2009 to reflect the current classification.  These reclassifications had no effect on reported net income (loss).

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

On January 2, 2009, the Company purchased 80% of NE, SC, EC, MBMDU, DV and Security.  The purchase price totaled $40,400 plus other contingent consideration valued at $1,608 as of the acquisition date.  The $40,400 consists of three parts: 1) $500 in cash which was paid at the initial closing date of January 2, 2009 and in escrow as a deposit at December 31, 2008; 2) a non-interest bearing note of $500 payable without interest as follows: $250 on demand on or after April 1, 2009 and $250 after the Company’s retention of senior financing, as defined, no later than August 31, 2009 which amount has not been paid as of December 31, 2009; 3) a promissory note in the amount of $39,400, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default), plus the remaining $800 note payable from the purchase of 51% of NC.  Subsequent to the closing, the Company and DTHC mutually agreed to offset the $40,200 promissory note by the amount of $6,344, for an offsetting receivable on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $33,856.  As of December 31, 2009, the Company has offset an additional $4,000 of receivables from DirecTECH related to legal claims discussed below, which brings the remaining balance of the note to $29,856.

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
JUNE 30, 2010 AND 2009
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
JUNE 30, 2010 AND 2009
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

At June 30, 2009, the Company revised the initial purchase price fair value of the contingent consideration from $1,608 to zero.  The Company determined that the significant level 3 inputs previously used to determine the contingent consideration were incomplete.  After further review, the Company determined that it was appropriate to define this change as a measurement period adjustment to the purchase price.  At December 31, 2009, the Company adjusted the contingencies estimated as a result of improved information regarding circumstances that existed as of the acquisition date which increased the liability by $1,090 and goodwill and receivables by $545.  At December 31, 2009, the Company adjusted the majority of the contingencies due to an actual settlement in principle of certain litigation (See Note 9).  In the fourth quarter, within the one-year measurement period the Company, also increased accrued liabilities by $1,200 to reflect the assumption of an insurance premium obligation.

NOTE 4 – Noncontrolling Interest
Equity of noncontrolling interest in subsidiaries:
	June 30, 2010	December 31, 2009
Noncontrolling interest in subsidiaries, beginning balance	$-	$3,471
Purchase of 80% of NE, SC, EC, MBMDU, DV & Security	-	6,306
Purchase of 29% of NC from noncontrolling interest	-	(2,054)
Net income(loss) attributable to the noncontrolling interest in subsidiaries	-	(1,727)
Purchase remaining 20% of NC, NE, SC, EC MBMDU, DV & Security from noncontrolling interest	-	(5,996)
Noncontrolling interest in subsidiaries, ending balance	$-	$-

NOTE 5 – Inventories

Inventories consisted of the following:
	June 30, 2010	December 31, 2009
DirecTV – serialized	$2,238	$2,948
DirecTV – nonserialized	4,187	3,455
Other	1,928	2,158
Total	$8,353	$8,561

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
JUNE 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

NOTE 6 – Securities Available for Sale

As of December 31, 2007, Multiband had the voting rights for and was holding in trust 58,161 common shares of Western Capital Resources, Inc. (WCRS) (previously URON, a former subsidiary) for various contingent rights holders whose rights were tied to potential future warrant exercises or preferred stock conversions.  The Company values these shares at fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company values and records all investment securities transactions on a trade date basis.  Securities listed on a national or regional securities exchange are valued at their last reported sales price on the last business day of the period.  Securities which are not traded on a major exchange or for which no sale was reported on that date are valued at the average of their last quoted "bid" price and "asked" price.  Short positions are valued at the last quoted "asked" price.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs.  The Company’s investments in available-for-sale securities was determined based on quoted market prices in active markets for identical assets and liabilities (level 1).  As of February 4, 2008, certain aforementioned contingent rights were not exercised by the various holders; therefore Multiband owns 37,994 shares of WCRS.  As a result, Multiband recorded the fair value of WCRS shares based on quoted market prices as an unrealized gain.  At June 30, 2010 and December 31, 2009 the balance in securities available for sale was $1 and $7, respectively.

Securities available for sale consisted of the following at December 31:		December 31, 2009
	June 30, 2010
Beginning balance	$7	$46
Initial investment	-	-
Current period unrealized loss	(6)	(39)
Ending balance	$1	$7

Fair value of securities available for sale consisted of the following:
	June 30, 2010	December 31, 2009
Cost	$-	$-
Unrealized gain	$1	$7
Fair value at period end	$1	$7

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009
Payroll and related taxes	$8,898	$6,971
Accrued worker compensation claims	2,498	457
Accrued incurred but not reported health insurance claims	1,100	1,088
Accrued legal settlements, fees and contingencies (see Note 9)	6,285	5,684
Accrued preferred stock dividends	847	626
Accrued liability – vendor chargeback	40	40
Accrued contract labor	2,454	2,002
Accrued income taxes	1,231	296
Other – short term	3,799	4,862
Accrued liabilities – short term	27,152	22,026
Accrued legal settlement long term, 18 equal monthly installments remaining and multi-year insurance premium obligations (see Note 9)	2,577	4,415
Total accrued liabilities	$29,729	$26,441

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

Segment disclosures are as follows:

Three months ended June 30, 2010:	MBCorp	MDU	HSP	Total
Revenues	$-	$5,517	$59,371	$64,888
Income (loss) from operations	(657)	(719)	6,804	5,428
Identifiable assets	10,925	11,928	83,461	106,314
Depreciation and amortization	155	736	1,255	2,146
Capital expenditures	124	487	36	647

Three months ended June 30, 2009	MBCorp	MDU	HSP	Total
Revenues	$-	$$6,705	$60,691	$67,396
Loss from operations	(1,044)	(125)	(6,541)	(7,710)
Identifiable assets	3,837	16,748	94,580	115,165
Depreciation and amortization	95	994	1,614	2,703
Capital expenditures	65	468	20	553

Six months ended June 30, 2010:	MBCorp	MDU	HSP	Total
Revenues	$-	$11,038	$114,098	$125,136
Income (loss) from operations	(2,160)	(1,398)	9,328	5,770
Identifiable assets	10,925	11,928	83,461	106,314
Depreciation and amortization	303	1,770	2,509	4,582
Capital expenditures	171	871	36	1,078

Six months ended June 30, 2009	MBCorp	MDU	HSP	Total
Revenues	$-	$12,030	$117,524	$129,554
Loss from operations	(2,021)	(382)	(7,490)	(9,893)
Identifiable assets	3,837	16,748	94,580	115,165
Depreciation and amortization	178	2,027	3,783	5,988
Capital expenditures	146	1,260	20	1,426

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

NOTE 9 – Commitments and Contingencies

Legal proceedings
The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $8,262 and $9,299 of accrued liabilities as of June 30, 2010 and December 31, 2009, for claims and known and potential settlements and legal fees associated with existing litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  Effective December 31, 2009, the Company settled in principal the majority of these claims.  While the Company and its predecessors denied the allegations underlying the lawsuits, it agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, and other expenses and management time that would have to be devoted to protracted litigation.  The Company recorded the settlement of $6,729, net of imputed interest of $575 and including administration fees and estimated payroll taxes (see Note 3).  The aforementioned settlement is being paid in equal installments of $291 over a 24 month period beginning January 15, 2010.  The balance of the settlement as of June 30, 2010 is $4,966.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC.  In relation to the settlement noted above, the Company offset $66 during the six months ended June 30, 2010.  The Company has recorded a receivable of $987 as of June 30, 2010 which represents an estimate of the amount that will be recovered from DTHC including legal fees for the remaining litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP).  Multiband Corporation was not named in this complaint.  Various defendants in this matter have made requests to Multiband for advancement or reimbursement of legal fees to defend the case.  Two of those Defendants, Robert Eddy and Woody Bilyeu, have filed suit against DTHC, Multiband and certain Multiband operating subsidiaries for reimbursement of said fees.  In an ancillary count, Bilyeu has also filed suit seeking acceleration of his promissory note with DTHC which totals approximately $9,600 as of this writing.  The basis for these reimbursement requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband itself.  To date, Multiband has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) Similar indemnification agreements as the ones in question here were declared illegal under Federal law by a California federal appeals court; 2) The Company believes the primary remedy the DOL is seeking from the defendants is one of “disgorgement” from the individual DTHC shareholders; 3) Multiband has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and Multiband cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

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

The Company also has a separate home service provider agreement with DirecTV ending May 1, 2013.  The term of this agreement with DirecTV will automatically renew as of May 1, 2013 for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DirecTV amounted to 99.7% and 99.0% of total revenue for the three and six months ended June 30, 2010, respectively.  Revenues generated from DirecTV for the three and six months ended June 30, 2009 were 99.2% and 99.2% of total revenue, respectively.  Accounts receivable from this customer were 90.4% and 88.5% of total accounts receivable as of June 30, 2010 and December 31, 2009, respectively.  The Company purchases a substantial portion of its inventory from DirecTV.  DirecTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DirecTV, related to inventory supplied by DirecTV, was $16,500 and $14,886 at June 30, 2010 and December 31, 2009, respectively.

Line of credit
The Company has a line of credit agreement with a bank that provides borrowings up to $50, due on demand.  Amounts outstanding under this line of credit carry an interest rate defined as the prime rate plus 3.0% (6.25% as of June 30, 2010).  As of June 30, 2010 and December 31, 2009, the amount outstanding was $49.  This line of credit is guaranteed by J. Basil Mattingly, Vice President of Business Development of the Company.

Short-term financing
The Company has entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8,806 for workers compensation, business and auto insurance.  This financing agreement carries an interest rate of 6.12% and requires monthly payments of principal and interest of $1,004 through October 2010.  As of June 30, 2010, the amount outstanding under the agreement was $3,963 which is included in short term debt in the condensed consolidated balance sheet.

Operating leases – vehicles
The Company leases substantially all of its fleet vehicles under operating leases from one lessor.  Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year.  After one year, the Company has the option to renew the lease as open ended or surrender the leased vehicle to the lessor to be sold.  If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess.  If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor.  For the three month and six months ended June 30, 2010, the Company recognized a gain on the sale of vehicles of approximately $341 and $277, respectively.  For the three and six months ended June 30, 2009, the Company recognized a loss on the sale of vehicles of approximately $69 and $72, respectively.  For the three months ended June 30, 2010 and 2009, the Company’s operating lease expense under the lease totaled approximately $1,915 and $1,855, respectively.  For the six months ended June 30, 2010 and 2009, the Company’s operating lease expense under the lease totaled approximately $3,945 and $3,736, respectively.  In addition, the Company has a security deposit with the lessor in the amount of approximately $1,701 which is included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively.  Outstanding leases at June 30, 2010 have in service dates ranging from 2006 through 2010 and therefore are currently open ended leases and could be terminated at will.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

Bulk Subsidy Reserve
Bulk subsidy revenue is generated when bulk subscriber counts are greater than the benchmark set by DirecTV.  The Company reviews the subscriber counts associated with bulk properties on a periodic basis to determine bulk subscriber counts over the total units at the property.  Based on its review, the Company estimates that the result of this analysis will be a reduction to the subscriber count of approximately 375 active bulk subscribers at June 30, 2010 and December 31, 2009, respectively.  The Company has recorded a bulk subsidy reserve of $75 at June 30, 2010 and December 31, 2009, respectively.  This reserve is netted against DirecTV estimated receivables on the consolidated balance sheets.

NOTE 10 – Income Taxes

The Company has federal and state net operating losses of approximately $67,000 and $50,000, respectively, which, if not used, will begin to expire in 2018.  Changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards (NOLs).  During 2009, the Company performed an IRC 382 study and determined that an ownership change had occurred.  As a result of the ownership change, the amount of federal NOL available for future use is $41,613, consisting of annual federal limitations of $6,294 for the next five years and $634 for each year thereafter.  The Company has determined there are also limitations on the state net operating loss carryforwards, but has not completed the analysis to determine the limitation.  For the three months ended June 30, 2010 and 2009, the Company has recorded income tax expense of $1,983 and $102, respectively, related to federal and state taxes.  For the six months ended June 30, 2010 and 2009, the Company has recorded income tax expense of $2,183 and $202, respectively, related to federal and state taxes.

The Company assesses the uncertainty in the income taxes recognized in its financial statements caused by the noncomparability in reporting tax assets and liabilities by; (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations  The Company’s federal and state tax returns are potentially open to examinations for years 2006-2008.  The Company has no significant unrecognized tax benefits as of June 30, 2010 and December 31, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

Management periodically evaluates the realizability of the Company’s net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is solely dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax statutes to fully utilize these assets.  The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

NOTE 11 – Related Party Transactions

On September 1, 2009, the Company entered into an unsecured short term promissory note in the amount of $800 with J. Basil Mattingly, Vice President of Business Development of the Company.  The balance at June 30, 2010 and December 31, 2009 is $115 and $745, respectively.  The note carries an interest rate of 4% per annum and was extended to December 31, 2010.

On January 2, 2009, the Company entered into a promissory note in the amount of $40,200 with DTHC, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default).  The note was subsequently adjusted by $6,344 for an offsetting receivable which was on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $33,856.  The Company has the right to offset a portion of certain claims against the note to DTHC once those claims are resolved.  As of December 31, 2009, the Company offset $4,000 of its claims against the outstanding balance.  The balance as of June 30, 2010 and December 31, 2009 was $29,678 and $29,856, respectively (see Note 3 and 9).  The note is secured by the stock and assets of all of the DTHC operating entities.  On January 2, 2009, the Company also entered into a short-term non-interest bearing note of $500 which has not been paid (see Note 3).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

Proceeds for the acquisition of US Install Inc. by the Company completed in February, 2008 were obtained via an unsecured promissory note in the amount of $100 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Basil Mattingly, Vice President of Business Development of the Company.  The note carries an interest rate of 7% per annum and was extended to December 31, 2010.

James Mandel, CEO of Multiband, loaned DTHC $100 in a short-term unsecured subordinated note, paying simple interest monthly at 10% and is due October 2008.  The loan was repaid in full in March 2010.

The Company had a note receivable due from a non-affiliated entity that was 50% owned by a shareholder.  The carrying value of this note receivable was $0 and $34 at June 30, 2010 and December 31, 2009, respectively.

The Company has a receivable due from a DTHC.  The carrying value of this note receivable was $518 at June 30, 2010 and December 31, 2009, respectively.

NOTE 12 – Subsequent Event

On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company.  The Company plans to use any proceeds from this agreement for working capital to support current operations and for other general corporate purposes; which may involve expansion of those operations and/or reduction of existing debt.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (SEC) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 25-month period to sell our shares of common stock to LPC in amounts up to $500 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $10,000.

There are no upper limits to the price LPC may pay to purchase our common stock and the purchase price of the shares related to the $10,000 of future funding will be based on the prevailing market prices of the Company’s shares immediately preceding the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of shares to LPC.  LPC shall not have the right or the obligation to purchase any shares of our common stock on any business day that the purchase price would be below $1.40 per share and we anticipate only selling to LPC when the purchase price is above $1.62 per share, which is above the closing market price on August 2, 2010.

In consideration for entering into the $10,000 agreement, we issued to LPC, 103,164 shares of our common stock as a commitment fee and shall issue 103,164 common shares pro rata as LPC purchases the first $5,000 of the $10,000 aggregate commitment.  The purchase agreement may be terminated by us at any time at our discretion without any cost to us.  There are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement.  The proceeds received by the Company under the purchase agreement are expected to be used for working capital and other general corporate purposes.

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only.  Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS).  MBS provided voice, data and video systems and services to business and government.  The MBS business segment was sold effective April 1, 2005.  The Company’s MDU segment (formally known as MCS) began in February 2000.  MDU provides voice, data and video services to multiple dwelling units, including apartment buildings, condominiums and time share resorts.  During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC.  During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc. (MNMDU), which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.  During 2006 and 2007, the Company strategically sold certain assets at multiple dwelling properties where only video services were primarily deployed.  The Company continues to operate properties where multiple services were deployed.  To remain competitive, the Company intends to continue to own and operate properties at locations where multiple services can be deployed and manage properties where one or more services are deployed.  Consistent with that strategy, beginning in 2006 and continuing to the present, the Company expanded its servicing of third party clients (other system operators) through its call center.  At July 29, 2010, the Company had approximately 129,000 owned and managed subscriptions, with an additional 45,000 subscriptions supported by the call center.

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

SELECTED CONSOLIDATED FINANCIAL DATA
	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30, 2010 (unaudited)	June 30, 2009 (unaudited)	June 30, 2010 (unaudited)	June 30, 2009 (unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	67.5%	84.4%	70.1%	80.4%

SELLING, GENERAL & ADMINISTRATIVE	20.8%	23.0%	21.6%	22.6%
DEPRECIATION & AMORTIZATION	3.3%	4.0%	3.7%	4.6%

INCOME (LOSS) FROM OPERATIONS	8.4%	-11.4%	4.6%	-7.6%
INTEREST EXPENSE & OTHER, NET	-1.6%	-1.2%	-1.7%	-1.1%
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	6.8%	-12.6%	2.9%	-8.7%
PROVISION FOR INCOME TAXES	3.1%	.2%	1.7%	.2%
NET INCOME (LOSS)	3.7%	-12.8%	1.2%	-8.9%
LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-	-2.2%	-	-1.4%
NET INCOME (LOSS) ATTRIBUTABLE TO THE MULTIBAND CORPORATION AND SUBSIDIARIES	3.7%	-10.6%	1.2%	-7.5%

RESULTS OF OPERATIONS

Revenues
Total revenues decreased 3.7% to $64,888 for the quarter ended June 30, 2010 as compared to $67,396 for the quarter ended June 30, 2009.  Revenues for the six month period ended June 30, 2010 decreased 3.4% to $125,136 from $129,554 for the same period in 2009.

HSP segment revenues for the three months ended June 30, 2010, were $59,371 in comparison to $60,691 for the same period in 2009, a decrease of 2.2%.  Revenues for the six months ended June 30, 2010, for the HSP segment, were $114,098 as compared to $117,524 for the same period in 2009, a decrease of 2.9%. This decrease is due to a reduction in DirecTV work order volume of approximately 11% partially offset by an increase in earned incentive revenue of approximately $6,000.  Revenues in the HSP segment improved in the second quarter over the first quarter.  The Company expects third quarter revenues in the HSP segment to be consistent with second quarter’s revenue followed by a normal seasonal decrease in the fourth quarter.

Revenues in the second quarter of 2010 for the MDU segment decreased 17.7% to $5,517 as compared to $6,705 in the second quarter of 2009.  Revenues for the six month period ended June 30, 2010, for the MDU segment, decreased 8.2% to $11,038 from $12,030 for the same period in 2009.  This decrease is primarily due to reduced DTV subsidies of approximately $700 and more stringent DTV credit standards.  The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.  However, due to the aforementioned stringent DirecTV credit standards and anticipated weakness in the economy, the Company does not expect significant growth in the MDU segment in 2010.

Cost of Products and Services (exclusive of depreciation and amortization)
The Company's cost of products and services decreased by 23.0% to $43,814 for the quarter ended June 30, 2010, as compared to $56,894 for the same quarter last year.  For the six months ended June 30, 2010, cost of products and services were $87,767 compared to $104,210 in the prior year, a 15.8% decrease.  This reduction is attributable to the improved inventory controls and a better mix of jobs (i.e. more installation work orders versus service calls which yield a higher margin as well as reduced training expense.

Cost of products and services decreased by 23.0% for the HSP segment for the three months ended June 30, 2010 and were $40,221 for the HSP segment, compared to the $52,259 in the prior year quarter.  For the six months ended June 30, 2010, cost of products and services were $80,591 for the HSP segment compared to $95,990 in the prior year. a 16.0% decrease.  This decrease is the result of reduced costs due to the decrease in volume and improvements in inventory controls.  In addition, in the first half of 2009, the Company incurred significant upfront costs due to the substantial increase in the number of technicians employed by the Company.  Since these new technicians go through a six to eight week training period prior to working on revenue producing jobs, this created additional expense without any offsetting revenue.  In the quarter ended June 30, 2010, the Company’s technician’s levels were being ramped up to meet increasing job volume.  However, this ramp up was not as substantial as the previous year’s quarter.  During the remainder of 2010, the Company expects HSP cost of products and services to increase relative to revenue as the Company continues to hire and train new technicians to service expected job volumes.

Cost of products and services for the MDU segment for the current quarter were $3,593 compared to $4,635 in the same quarter last year, a 22.5% decrease.  For the six months ended June 30, 2010, cost of products and services were $7,176 for the MDU segment, compared to $8,220 in the prior year, a 12.7% decrease.  In 2010, the Company expects MDU cost of products and services to be relatively constant in relation to revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 13.0% to $13,500 in the quarter ended June 30, 2010, compared to $15,509 in the prior year’s quarter.  Selling, general and administrative expenses were, as a percentage of revenues, 20.8% for the quarter ended June 30, 2010 and 23.0% for the same period a year ago.  For the six months ended June 30, 2010, selling, general and administrative expenses decreased 7.6% to $27,017 compared to $29,249 for the six months ended June 30, 2009.  As a percentage of revenue, selling general and administrative expenses were 21.6% for the six months ended June 30, 2010, compared to 22.6% for the same period in 2009.  The decrease in selling, general and administrative expenses as a percentage of revenue is primarily due to decreased insurance and telephone expense.  The Company anticipates that for the remainder of 2010, selling, general and administrative expenses will remain consistent with second quarter levels.

Depreciation and Amortization
Depreciation and amortization expense decreased 20.6% to $2,146 for the quarter ended June 30, 2010 compared to $2,703 in the prior year’s quarter.  For the six months ended June 30, 2010, depreciation and amortization decreased 23.5% to $4,582 compared to $5,988 for the six months ended June 30, 2009.  In May 2009, the Company signed a new contract with DirecTV (see Note 3).  Due to the new contract, the amortization period of the intangibles was increased from 40 months to 60 months.  For the remainder of 2010, depreciation and amortization expense is expected to decrease slightly due to certain assets becoming fully amortized.

Income (Loss) from Operations
The Company, in the second quarter of 2010, earned income from operations of $5,428 versus incurring a loss from operations of $7,710 during the prior year’s comparable period.  Income from operations was $5,770 during the first six months of 2010 compared to a loss from operations of $9,893 during the first half of 2009.  For the second quarter of 2010, the HSP segment earned income from operations of $6,804, compared to a loss of $6,541 in the same period last year.  For the six months ended June 30, 2010, income from operations was $9,328 for the HSP segment, compared to a loss from operations of $7,490 in the prior year.  This improvement is primarily due to increased incentive revenue, improved inventory control and reduced technician training expense.  The MDU segment showed a loss from operations of $719 for the three months ended June 30, 2010 compared to a loss of $125 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, loss from operations was $1,398 for the MDU segment, compared to a loss from operations of $382 in the same period last year.  The MBCorp segment, which has no revenues, incurred a loss from operations of $657 for the three months ended June 30, 2010 and $2,160 for the six months ended June 30, 2010 compared to losses of $1,044 and $2,021 for the same periods last year primarily due to reduced DTV subsidies and more stringent DTV credit standards.  The MBCorp segment loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels.  The HSP segment is expected to maintain its profitability throughout the balance of 2010.  The Company plans to mitigate its loss in the MDU segment in future periods by growing its subscriber base at existing properties since the on-going selling, general and administrative expenses to service those subscribers is more fixed than variable.

Interest Expense
Interest expense was $1,066 for the quarter ended June 30, 2010, versus $890 for the same period a year ago.  Interest expense was $2,189 for the six months ended June 30, 2010 and $1,745 for the same period last year, primarily reflecting an increase due to interest expense incurred on the Convergent debt and interest expense related to a legal settlement (see Note 9).

Noncontrolling Interest
The noncontrolling interest in subsidiaries was $0 on June 30, 2010 and December 31, 2009, after the Company purchased the remaining 20% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) and reclassified $5,996 of noncontrolling interest to Multiband’s controlling interest on December 17, 2009.  The net loss attributable to the noncontrolling interest in subsidiaries for the three months ended June 30, 2010 and 2009 was $0 and $1,482, respectively.  The net loss attributable to the noncontrolling interest in subsidiaries for the six months ended June 30, 2010 and 2009 was $0 and $1,778, respectively.

Income taxes
The Company has federal and state net operating losses of approximately $67,000 and $50,000, respectively, which, if not used, will begin to expire in 2018.  Changes in the stock ownership of the Company may place limitations on the use of these net operating loss carryforwards (NOLs).  During 2009, the Company performed an IRC 382 study and determined that an ownership change had occurred.  As a result of the ownership change, the amount of federal NOL available for future use is $41,613, consisting of annual federal limitations of $6,294 for the next five years and $634 for each year thereafter.  The Company has determined there are also limitations on the state net operating loss carryforwards, but has not completed the analysis to determine the limitation.  For the three months ended June 30, 2010 and 2009, the Company has recorded income tax expense of $1,983 and $102, respectively, related to federal and state taxes.  For the six months ended June 30, 2010 and 2009, the Company recorded income tax expense related to federal and state taxes of $2,183 and $202, respectively.

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

Net Income (Loss)
In the second quarter of fiscal 2010, the Company reported a net income of $2,395 compared to a net loss of $8,601 for the second fiscal quarter of 2009.  For the six months ended June 30, 2010, the Company recorded a net income of $1,431 compared to a net loss of $11,482 for the six months ended June 30, 2009.

Liquidity and Capital Resources
During the six months ended June 30, 2010, the Company earned net income of $1,431 compared with a net loss of $11,482 during the six months ended June 30, 2009.  Net cash provided by operations during the six months ended June 30, 2010 was $10,471 as compared to the net cash used by operations during the six months ended June 30, 2009 of $1,339.  Principal payments on current long-term debt, short-term debt, short-term debt to a related party and capital lease obligations over the next 12 months are expected to total $5,221.

In May 2009, the Company paid off its then existing loan with Convergent Capital Partners I, L.P., and entered into a new $5,000 loan facility with a different lender due in December 2012.  That new facility has a rolling quarterly positive EBITDA covenant which the Company was in compliance with as of June 30, 2010.

The Company, in lieu of a one-time payment for its business insurance, has entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8,806 for workers compensation, business and auto insurance.  This financing agreement carries an interest rate of 6.12% and requires monthly payments of principal and interest of $1,004 through October 2010.  As of June 30, 2010, the amount outstanding under the agreement was $3,963.

Cash and cash equivalents totaled $5,279 at June 30, 2010 versus $2,240 at December 31, 2009.  Working capital deficit at June 30, 2010 was $25,391, compared to $28,596 at December 31, 2009.  Net cash used by investing activities totaled $1,112 for the period ended June 30, 2010, compared to $1,862 for the period ended June 30, 2009.

For the balance of 2010, the Company intends to focus on maintaining profitability in its HSP business segment.  With regards to its MDU business segment, the Company, for the balance of 2010, believes it can modestly grow both owned and managed subscriber revenues through increased marketing and customer penetrations of previously built out properties.  The Company believes it can increase managed subscriber revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $1,078 for capital expenditures during the six months ended June 30, 2010, compared to $1,426 in the same period last year.  Capital expenditures consisted of property build-outs and equipment acquired for internal use.  This decrease was related to a reduced company funded video and internet service build outs to MDU properties made during 2010.  Throughout the remainder of 2010, the Company estimates that it will have approximately $1,000 of additional capital expenditures which the Company intends to fund through leasing and/or cash on hand.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued profitability in the Company’s HSP segment.
2.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.
3.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.
4.	Expand call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.
5.	Solicit additional equity investment in the Company by issuing either preferred or common stock.

On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company.  The Company plans to use any proceeds from this agreement for working capital to support current operations and for other general corporate purposes; which may involve expansion of those operations and/or reduction of existing debt.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (SEC) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 25-month period to sell our shares of common stock to LPC in amounts up to $500 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $10,000 (see Note 12).

The Company, as of June 30, 2010, needs to continue to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations.  Since the Company acquired significant assets in its purchase of 100% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets.  Management believes that through a combination of leveraging assets, its cash on hand, greater expense control, recent positive operating income, and potential sales of common and/or preferred stock, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

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

Impairment of Long-Lived Assets
The Company's long-lived assets include property, equipment, leasehold improvements and intangibles, subject to amortization.  At June 30, 2010, the Company had net property and equipment of $8,231 which represents approximately 7.7% of the Company's total assets.  At June 30, 2010, the Company had net intangibles of $19,692 which represented approximately 18.5% of the Company’s total assets (see Note 1).  The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Impairment of Goodwill
In accordance with ASC Topic No. 350, Intangibles-Goodwill and Other, goodwill and intangible assets without a defined life shall not be amortized over a defined period, but instead must be tested for impairment at least annually.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  The goodwill impairment test is a two-step impairment test.  In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance.  Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $38,067 as of June 30, 2010, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  During the three and six months ended June 30, 2010 and 2009, the Company did not record any impairment related to goodwill.

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

The Company is self-insured for health insurance covering the range of liability under which management expects most claims to occur.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  However, if the Company experiences claims that in the aggregate become catastrophic, those claims may not be covered entirely by its premium based policies and as such the Company could experience expenses that would be materially adverse to its results of operations in future periods.

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

Income Taxes
The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of June 30, 2010 and December 31, 2009.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $8,262 and $9,299 of accrued liabilities as of June 30, 2010 and December 31, 2009, for claims and known and potential settlements and legal fees associated with existing litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  Effective December 31, 2009, the Company settled in principal the majority of these claims.  While the Company and its predecessors denied the allegations underlying the lawsuits, it agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, and other expenses and management time that would have to be devoted to protracted litigation.  The Company recorded the settlement of $6,729, net of imputed interest of $575 and including administration fees and estimated payroll taxes.  The aforementioned settlement is being paid in equal installments of $291 over a 24 month period beginning January 15, 2010.  The balance of the settlement as of June 30, 2010 is $4,966.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC.  In relation to the settlement noted above, the Company offset $178 during the six months ended June 30, 2010.  The Company has recorded a receivable of $987 as of June 30, 2010 which represents an estimate of the amount that will be recovered from DTHC including legal fees for the remaining litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP).  The Company was not named in this complaint.  Various defendants in this matter have made requests to the Company for advancement or reimbursement of legal fees to defend the case.  Two of those Defendants, Robert Eddy and Woody Bilyeu, have filed suit against DTHC, Multiband and certain Multiband operating subsidiaries for reimbursement of said fees. In an ancillary count, Bilyeu has also filed suit seeking acceleration of his promissory note with DTHC which totals approximately $9,600 as of this writing.  The basis for these reimbursement requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and the Company itself.  To date, the Company has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) Similar indemnification agreements as the ones in question here were declared illegal under Federal law by a California federal appeals court; 2) The Company believes the primary remedy the DOL is seeking from the defendants is one of “disgorgement” from the individual DTHC shareholders; 3) Multiband has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and the Company cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

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

Net Income (Loss)
The Company had a net income of $1,431 for the six months ended June 30, 2010, a net loss of $11,377 for the year ended December 31, 2009 and net income of $1,597 for the year ended December 31, 2008.  The Company may never be consistently profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve profitability from operating activities, we may not be able to meet:
o           our capital expenditure objectives;
o           our debt service obligations; or
o           our working capital needs.

Working Capital
The Company had a working capital deficit of $25,391 and $28,596 at June 30, 2010 and December 31, 2009, respectively, due to the acquisition of DirecTECH.

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

For the HSP segment, the income approach was used to measure fair value for those long-lived assets.  For the MDU segment, the market approach considering market multiples from comparable transactions were used to measure fair value of those long-lived assets.  There was no impairment noted for either segment at June 30, 2010 or December 31, 2009.  However, should the Company in future periods experience a significant decline in profitability and/or should the market value for the Company’s long-lived assets decrease, some impairment to these assets could occur.  If an impairment occurs it could be materially adverse to the Company’s results of operations in those future periods.

Goodwill and Intangible Assets
Annually, the Company tests for impairment its goodwill and intangible assets without a defined life.  We tested impairment for the HSP and MDU segments which had goodwill at December 31, 2009 using standard fair value measurement techniques.  The Company concluded there was no goodwill impairment as of December 31, 2009.  However, should the Company in future periods experience a significant decline in profitability and/or should the business climate for satellite providers deteriorate, some impairment to its goodwill could occur.  If impairment occurs it could be materially adverse to the Company’s results of operations in those future periods.  As of June 30, 2010, the Company had goodwill of $38,067 and net intangibles of $19,962 primarily related to the purchase of DirecTECH.  At June 30, 2010, the Company did not note any indications of impairment related to goodwill or its intangible assets.  However, should the Company in future periods experience a significant decline in profitability and/or should the business climate for satellite providers deteriorate, some impairment to its goodwill could occur.  If an impairment occurs it could be materially adverse to the Company’s results of operations in those future periods.

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

Intellectual Property Rights
The Company relies on a combination of trade secret, copyright and trademark laws, license agreements, and contractual arrangements with certain key employees to protect its proprietary rights and the proprietary rights of third parties from which the Company licenses intellectual property.  The Company also relies on agreements with owners of multi-dwelling units which grant the Company rights of access for a specific period to the premises whereby the Company is allowed to offer its voice, data, and video services to individual residents of the property.  If it was determined that the Company infringed the intellectual property rights of others, it could be required to pay substantial damages or stop selling products and services that contain the infringing intellectual property, which could have a material adverse effect on the Company's business, financial condition and results of operations.  Also, there can be no assurance that the company would be able to develop non-infringing technology or that it could obtain a license on commercially reasonable terms, or at all. The Company's success depends in part on its ability to protect the proprietary and confidential aspects of its technology and the products and services it sells.  There can be no assurance that the legal protections afforded to the company or the steps taken by the Company will be adequate to prevent misappropriation of the Company's intellectual property.

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

Uncertain Effects of the Acquisition
During 2009, the Company completed its acquisition of the former operating subsidiaries of DTHC (see Note 3).  The DTHC operating entity business as merged into the Multiband business may not achieve the operating results and growth anticipated by management in structuring the transaction.

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

MULTIBAND CORPORATION
Registrant

Date: August 12, 2010	By:	/s/ James L. Mandel
Chief Executive Officer

Date: August 12, 2010	By:	/s/ Steven M. Bell
Chief Financial Officer
(Principal Financial and Accounting Officer)