Form 10-Q
period 2010-09-30
MULTIBAND CORP
filed 2010-11-12
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE PERIOD ENDING SEPTEMBER 30, 2010
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
Yes ☐      No ☒

On November 5, 2010, there were 10,290,817 shares outstanding of the registrant's common stock, no par value, and 483,237 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)

REVENUES	$69,875	$71,421	$195,011	$200,975

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	49,425	54,645	137,192	158,855
Selling, general and administrative	14,680	13,774	41,698	43,023
Depreciation and amortization	2,027	2,414	6,609	8,402

Total costs and expenses	66,132	70,833	185,499	210,280

INCOME (LOSS) FROM OPERATIONS	3,743	588	9,512	(9,305)

OTHER EXPENSE
Interest expense	(1,026)	(1,026)	(3,215)	(2,771)
Interest income	1	9	7	19
Other income	23	76	51	424

Total other expense	(1,002)	(941)	(3,157)	(2,328)

NET INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	2,741	(353)	6,355	(11,633)

PROVISION FOR INCOME TAXES	1,573	372	3,756	574

NET INCOME (LOSS)	1,168	(725)	2,599	(12,207)

LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-	(266)	-	(2,044)

NET INCOME (LOSS) ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	1,168	(459)	2,599	(10,163)
Preferred stock dividends	408	70	1,140	214
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$760	$(529)	$1,459	$(10,377)

INCOME (LOSS) PER COMMON SHARE – BASIC:
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$.08	$(0.05)	$.15	$(1.08)
INCOME (LOSS) PER COMMON SHARE – DILUTED:
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$.07	$(0.05)	$.15	$(1.08)
Weighted average common shares outstanding – basic	10,084	9,659	9,930	9,653
Weighted average common shares outstanding - diluted	10,188	9,659	10,047	9,653

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)

NET INCOME (LOSS)	$1,168	$(725)	$2,599	$(12,207)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1	(29)	(5)	(37)
COMPREHENSIVE INCOME (LOSS) BEFORE NONCONTROLLING INTEREST IN SUBSIDIARIES	1,169	(754)	2,594	(12,244)

COMPREHENSIVE LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-	(266)	-	(2,044)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	$1,169	$(488)	$2,594	$(10,200)

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
CURRENT ASSETS
Cash and cash equivalents	$4,912	$2,240
Securities available for sale	2	7
Accounts receivable, net	15,789	14,336
Other receivable – related party	518	518
Inventories	9,700	8,561
Prepaid expenses and other	2,039	549
Current portion of notes receivable	6	6
Total Current Assets	32,966	26,217
PROPERTY AND EQUIPMENT, NET	8,218	8,546
OTHER ASSETS
Goodwill	38,067	38,067
Intangible assets, net	18,391	22,677
Other receivable – related party – long term	985	1,011
Notes receivable – long-term, net of current portion	24	25
Other assets	6,446	2,988
Total Other Assets	63,913	64,768

TOTAL ASSETS	$105,097	$99,531

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
CURRENT LIABILITIES
Line of credit	$48	$49
Short term debt	1,062	66
Related parties debt – short term	680	1,345
Current portion of long-term debt	-	228
Current portion of capital lease obligations	428	489
Accounts payable	28,606	28,008
Accrued liabilities	25,701	22,026
Deferred service obligations and revenue	2,193	2,602
Total Current Liabilities	58,718	54,813
LONG-TERM LIABILITIES
Accrued liabilities – long term	3,441	4,415
Long-term debt, net of current portion and original issue discount	4,915	4,853
Related parties debt - long-term, net of current portion and original issue discount	29,536	29,856
Capital lease obligations, net of current portion	461	491
Total Liabilities	97,071	94,428
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (14,171 shares issued and outstanding, $148,796 liquidation preference)	213	213
10% Class B (470 and 1,370 shares issued and outstanding, $4,935 and $14,385 liquidation preference)	5	14
10% Class C (112,000 and 112,880 shares issued and outstanding, $1,120,000 and $1,128,800 liquidation preference)	1,453	1,465
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (11,595 shares issued and outstanding, $115,950 liquidation preference)	48	48
6% Class H (1.25 shares issued and outstanding, $125,000 liquidation preference)	-	-
8% Class J (100 shares issued and outstanding, $10,000,000 liquidation preference)	10,000	10,000
15% Class E cumulative preferred stock, no par value, (205,000 and 220,000 shares issued and outstanding, $2,050,000 and $2,200,000 liquidation preference)	2,050	2,200
Common stock, no par value (10,165,057 and 9,722,924 shares issued and outstanding)	38,950	38,054
Stock subscriptions receivable	-	(26)
Stock-based compensation and warrants	47,290	46,572
Accumulated other comprehensive income – unrealized gain on securities available for sale	2	7
Accumulated deficit	(93,485)	(94,944)
Total Stockholders' Equity	8,026	5,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,097	$99,531

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended
	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)

OPERATING ACTIVITIES
Net income (loss)	$2,599	$(12,207)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	6,609	8,402
Loss on sale of assets	(1)	(35)
Amortization of original issue discount	72	35
Amortization of imputed interest discount	-	35
Amortization of deferred financing costs	42	15
Interest receivable added to note receivable balance	3	-
Change in allowance for doubtful accounts on accounts receivable	(428)	51
Change in reserve for stock subscriptions and interest receivable	25	43
Expense related to repricing of warrants	-	30
Services provided in exchange for reduction of debt	(12)	-
Stock based compensation expense	649	133
Common shares issued for services	10	-
Changes in operating assets and liabilities:
Accounts receivable	(1,025)	(7,104)
Other receivables – related party	(40)	-
Inventories	(1,072)	5,647
Prepaid expenses and other	3,695	(1,095)
Other assets	341	(21)
Accounts payable and accrued liabilities	3,231	1,463
Deferred service obligations and revenue	(409)	1,671
Net cash flows provided (used) by operating activities	14,289	(2,937)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,527)	(2,166)
Checks issued in excess of bank balance with the purchase of 80% of outstanding stock of DirecTECH operating entities	-	(369)
Purchases of intangible assets	(36)	(175)
Collections on notes receivable	1	37
Net cash flows used by investing activities	(1,562)	(2,673)
FINANCING ACTIVITIES
Payments on short-term debt	(7,949)	(25)
Payments on long-term debt	(278)	(2,657)
Payments on related parties debt – short term	(665)	-
Payments on related parties debt - long term	(242)	(1,400)
Payments on capital lease obligations	(426)	(335)
Payments for debt issuance costs	-	(144)
Net advances (repayments) on line of credit	(1)	5
Payments received on stock subscription receivable	(2)	-
Payment on mandatory redeemable preferred stock	-	(150)
Proceeds from related parties debt – short term	-	3,700
Proceeds from issuance of preferred stock	-	500
Proceeds from issuance of long-term debt	-	6,100
Stock issuance costs	(15)	-
Redemption of preferred stock	(168)	(18)
Preferred stock dividends	(309)	(59)
Net cash flows provided (used) by financing activities	(10,055)	5,517
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,672	(93)
CASH AND CASH EQUIVALENTS - Beginning of Period	2,240	4,346
CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,912	$4,253
See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)

Cash paid for interest, net of amortization of OID and interest discount	$3,078	$1,872
Cash paid for federal and state income taxes	3,734	611

Non-cash investing and financing transactions:
Purchase of property and equipment via increase in capital lease obligations	340	562
Increase in prepaid expense via increase in debt	36	-
Purchase of intangible assets via issuance of short-term notes payable and common stock	163	-
Intrinsic value of preferred dividends	3	3
Conversion of accrued interest into common stock	2	2
Conversion of accrued dividends into common stock	595	166
Increase in prepaid expense via short-term debt issued	8,806	-
Increase in other assets via issuance of common stock	180	-
Increase in short term debt via offset to accounts payable	-	159
Reduction in related party debt by other receivable – related party	66	-
Warrants issued for long-term notes payable	-	372
Warrants issued in lieu of dividends	57	-
Reduction of notes payable -related party with exchange for preferred stock	-	1,500
Reduction of accounts payable with proceeds from sale of intangible asset and equipment	-	446
Reduction in accounts payable and accrued expenses with issuance of long-term debt	-	394
Purchase of 80% of outstanding stock of DirecTECH operating entities via issuance of short and long term notes payable	-	38,240
Reduction in accrued compensation via issuance of stock options	113	-
Reduction of notes payable via reduction of related party receivable in connection with the purchase of outstanding stock of DirecTECH operating entities	-	5,844
Reduction of notes payable with issuance notes payable in connection with acquisition	-	300
Purchase of 29% of outstanding stock of NC (formerly MMT) via issuance of short and long term notes payable	-	1,660
Purchase of 80% of outstanding stock of DirecTECH operating entities via payment to escrow in 2008	-	500

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months ended September 30, 2010, the Company earned a net income of $2,599 versus the nine months ended September 30, 2009 in which the Company incurred a net loss of $12,207.  At September 30, 2010, the Company had an accumulated deficit of $93,485.  The Company's ability to continue as a going concern is dependent on it maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

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

Principles of Consolidation
The 2010 consolidated financial statements include the accounts of Multiband Corporation (MBCorp) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MNMDU), Multiband Subscriber Services, Inc. (MBSS), Multiband NC Incorporated (NC) (formerly Michigan Microtech, Incorporated (MMT)), Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband MDU Incorporated (MBMDU), Multiband DV Incorporated (DV) and Multiband Security Incorporated (Security).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
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
SEPTEMBER 30, 2010 AND 2009
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

Long-lived Assets
The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There was no impairment at September 30, 2010 or December 31, 2009.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
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

At September 30, 2010, the Company determined that there was no event which occurred or circumstance changes that would more likely than not reduce the fair value of its reporting units below their respective carrying values.  Goodwill was $38,067 at September 30, 2010 and December 31, 2009, and is recorded as part of our MDU and HSP segments.

Goodwill by business segment consists of the following:

	MBCorp.	MDU	HSP	Total
Balance, December 31, 2009	$-	$381	$37,686	$38,067
Acquisitions/impairment	-	-	-	-
Balance, September 30, 2010	$-	$381	$37,686	$38,067

Components of intangible assets are as follows:
	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$2,716	$1,525	$2,577	$1,228
Contracts with DirecTV	36,902	19,702	36,902	15,574
Customer contracts	102	102	102	102
Total	$39,720	$21,329	$39,581	$16,904

Amortization of intangible assets was $1,302 and $1,759 for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, amortization of intangibles assets was $4,485 and $6,469, respectively.  Estimated amortization expense of intangible assets for the remainder of the year ending December 31, 2010 and for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is $953, $3,804, $3,741, $3,629, $3,569, $2,630 and $52, respectively.  Right of entry contracts contain $13 of contracts that have not been placed in service, therefore no amortization expense has been recorded.  The weighted average remaining life of the intangibles is 4.93 years with right of entry average life of 3.98 years and contracts with DirecTV of 5.00 years as of September 30, 2010, (this takes into account the renewal of the Company’s DirecTV HSP contract which was extended on October 1, 2010 and now expires September 30, 2014).

The Company amortizes the right of entry contracts, contracts with DirecTV, and customer contracts, over their estimated useful lives ranging from 15 to 115 months.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

The Company’s HSP agreement with DirecTV was renewed on October 1, 2010 and ends September 30, 2014.  The term of this agreement with DirecTV will automatically renew for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.

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

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based payments at fair value.  The financial statements for the three and nine months ended September 30, 2010 and 2009 recognize compensation cost for the portion of outstanding awards which have vested during the periods.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three months ended September 30, 2010 and 2009 total stock-based compensation expense of $195 ($.02 per share, basic and diluted) and $19 ($.00 per share, basic and diluted), respectively, was included in selling, general and administrative expenses.  For the nine months ended September 30, 2010 and 2009 total stock-based compensation expense of $421 ($.04 per share, basic and diluted) and $133 ($.01 per share, basic and diluted), respectively, was included in selling, general and administrative expenses.  As of September 30, 2010, there was $2,149 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.61 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

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
SEPTEMBER 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2010 and 2009, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Risk-free interest rate	1.46%	*	2.42%	1.43%
Expected life of options granted	5.0 Years	*	5.0 Years	5.0 Years
Expected volatility range	95.5%	*	95.2%	95%
Expected dividend yield	0%	*	0%	0%

* - no options were issued this period.

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

During 2010, the Company issued 1,687,500 shares of stock options with a Black-Scholes valuation of $2,074 to various employees of the Company.  These seven-year stock options vest over three years and were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

During the nine months ended September 30, 2010, there were 71,367 options forfeited or canceled.

Restricted Stock
The Company awards restricted common shares to selected employees.  Recipients are not required to provide any consideration other than services.  Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination.  The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting term of the awards.  For the three months ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense of $43 and $0, respectively.  For the nine months ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense of $228 and $0, respectively.  At September 30, 2010 and December 31, 2009, there was approximately $274 and $0, respectively, of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted.  Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.86 years.  The total fair value of shares vested during the three and nine months ended September 30, 2010 was $0 and $100, respectively.

The following table sets forth a summary of restricted stock activity for the nine months ended September 30, 2010:

	Number of Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding and not vested at January 1, 2010	-	$-
Granted	257,625	$1.95
Vested	(50,000)	$2.00
Outstanding and not vested at September 30, 2010	207,625	$1.95

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
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

In August 2010, the Company awarded 3,250 shares of restricted stock in the amount of $6 to certain employees of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares vest over three years and are to be awarded as performance bonuses pursuant to the Company’s 1999 Stock Compensation Plan.

Income (Loss) per Common Share
Basic income (loss) per common share is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period.

Diluted loss per common share is computed by dividing income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options, stock warrants, convertible preferred shares, and unvested restricted stock) had been issued.  All options, warrants, convertible preferred shares, and unvested restricted stock during the three and nine months ended September 30, 2009 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.  Diluted income (loss) per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards.  A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income (loss) per share calculation, as they were anti-dilutive, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)
Weighted average number of common shares outstanding - basic	10,084	9,659	9,930	9,653
Weighted average dilutive impact of equity-based compensation awards	104	-	117	-
Weighted average number of common and common equivalent shares outstanding - diluted	10,188	9,659	10,047	9,653

Awards excluded from diluted income(loss) per share	7,188	2,872	7,193	2,872

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
SEPTEMBER 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

Income Taxes
The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of September 30, 2010 and December 31, 2009.

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
SEPTEMBER 30, 2010 AND 2009
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
SEPTEMBER 30, 2010 AND 2009
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

At June 30, 2009, the Company revised the initial purchase price fair value of the contingent consideration from $1,608 to zero.  The Company determined that the significant level 3 inputs previously used to determine the contingent consideration were incomplete.  After further review, the Company determined that it was appropriate to define this change as a measurement period adjustment to the purchase price.  At December 31, 2009, the Company adjusted the contingencies estimated as a result of improved information regarding circumstances that existed as of the acquisition date which increased the liability by $1,090 and goodwill and receivables by $545.  At December 31, 2009, the Company adjusted the majority of the contingencies due to an actual settlement in principle of certain litigation (See Note 9).  In the fourth quarter, within the one-year measurement period, the Company also increased accrued liabilities by $1,200 to reflect the assumption of an insurance premium obligation.

NOTE 4 – Noncontrolling Interest

Equity of noncontrolling interest in subsidiaries:

	September 30, 2010	December 31, 2009
Noncontrolling interest in subsidiaries, beginning balance	$-	$3,471
Purchase of 80% of NE, SC, EC, MBMDU, DV & Security	-	6,306
Purchase of 29% of NC from noncontrolling interest	-	(2,054)
Net income(loss) attributable to the noncontrolling interest in subsidiaries	-	(1,727)
Purchase remaining 20% of NC, NE, SC, EC MBMDU, DV & Security from noncontrolling interest	-	(5,996)
Noncontrolling interest in subsidiaries, ending balance	$-	$-

NOTE 5 – Inventories

Inventories consisted of the following:
	September 30, 2010	December 31, 2009
DirecTV – serialized	$2,377	$2,948
DirecTV – nonserialized	4,170	3,455
Other	3,153	2,158
Total	$9,700	$8,561

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
SEPTEMBER 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

NOTE 6 – Securities Available for Sale

As of December 31, 2007, Multiband had the voting rights for and was holding in trust 58,161 common shares of Western Capital Resources, Inc. (WCRS) (previously URON, a former subsidiary) for various contingent rights holders whose rights were tied to potential future warrant exercises or preferred stock conversions.  The Company values these shares at fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company values and records all investment securities transactions on a trade date basis.  Securities listed on a national or regional securities exchange are valued at their last reported sales price on the last business day of the period.  Securities which are not traded on a major exchange or for which no sale was reported on that date are valued at the average of their last quoted "bid" price and "asked" price.  Short positions are valued at the last quoted "asked" price.  Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs.  Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs.  The Company’s investments in available-for-sale securities was determined based on quoted market prices in active markets for identical assets and liabilities (level 1).  As of February 4, 2008, certain aforementioned contingent rights were not exercised by the various holders; therefore Multiband owns 37,994 shares of WCRS.  As a result, Multiband recorded the fair value of WCRS shares based on quoted market prices as an unrealized gain.  At September 30, 2010 and December 31, 2009 the balance in securities available for sale was $2 and $7, respectively.

Securities available for sale consisted of the following at:

	September 30, 2010	December 31, 2009

Beginning balance	$7	$46
Initial investment	-	-
Current period unrealized loss	(5)	(39)
Ending balance	$2	$7

Fair value of securities available for sale consisted of the following:

	September 30, 2010	December 31, 2009
Cost	$-	$-
Unrealized gain	$2	$7
Fair value at period end	$2	$7

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2010	December 31, 2009
Payroll and related taxes	$6,120	$6,971
Accrued worker compensation claims	3,028	457
Accrued incurred but not reported health insurance claims	1,100	1,088
Accrued legal settlements, fees and contingencies (see Note 9)	6,902	5,684
Accrued preferred stock dividends	809	626
Accrued liability – vendor chargeback	40	40
Accrued contract labor	3,336	2,002
Accrued income taxes	318	296
Other – short term	4,048	4,862
Accrued liabilities – short term	25,701	22,026

Accrued worker compensation claims long term	1,709	-
Accrued legal settlement long term, 15 equal monthly installments remaining (see Note 9)	1,132	3,615
Multi-year insurance premium obligations	600	800
Accrued liabilities – long term	3,441	4,415

Total accrued liabilities	$29,142	$26,441

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

Segment disclosures are as follows:

Three months ended September 30, 2010:	MBCorp	MDU	HSP	Total
Revenues	$-	$5,766	$64,109	$69,875
Income (loss) from operations	(911)	(993)	5,647	3,743
Identifiable assets	9,293	12,210	83,594	105,097
Depreciation and amortization	149	615	1,263	2,027
Capital expenditures	114	315	21	450

Three months ended September 30, 2009	MBCorp	MDU	HSP	Total
Revenues	$-	$$6,595	$64,826	$71,421
Loss from operations	(976)	36	1,528	588
Identifiable assets	2,744	12,868	92,288	107,900
Depreciation and amortization	99	1,022	1,293	2,414
Capital expenditures	69	636	35	740

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

Nine months ended September 30, 2010:	MBCorp	MDU	HSP	Total
Revenues	$-	$16,804	$178,207	$195,011
Income (loss) from operations	(3,071)	(2,392)	14,975	9,512
Identifiable assets	9,293	12,210	83,594	105,097
Depreciation and amortization	452	2,385	3,772	6,609
Capital expenditures	285	1,186	57	1,528

Nine months ended September 30, 2009	MBCorp	MDU	HSP	Total
Revenues	$-	$18,625	$182,350	$200,975
Loss from operations	(2,997)	(346)	(5,962)	(9,305)
Identifiable assets	2,744	12,868	92,288	107,900
Depreciation and amortization	278	3,049	5,075	8,402
Capital expenditures	215	1,896	55	2,166

NOTE 9 – Commitments and Contingencies

Legal proceedings
The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $8,035 and $9,299 of accrued liabilities as of September 30, 2010 and December 31, 2009, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  Effective December 31, 2009, the Company settled in principal the majority of these claims.  While the Company and its predecessors denied the allegations underlying the lawsuits, it agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, and other expenses and management time that would have to be devoted to protracted litigation.  The Company recorded the settlement of $6,729, net of imputed interest of $575 and including administration fees and estimated payroll taxes (see Note 3).  The aforementioned settlement is being paid in equal installments of $291 over a 24 month period beginning January 15, 2010.  The balance of the settlement as of September 30, 2010 is $4,188.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC.  In relation to the settlement noted above, the Company offset $66 during the nine months ended September 30, 2010.  The Company has recorded a receivable of $985 as of September 30, 2010 which represents an estimate of the amount that will be recovered from DTHC including legal fees for the remaining litigation.

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
SEPTEMBER 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

Significant relationship
The Company is a master agent for DirecTV pursuant to a system operator agreement with DirecTV dated August 2005.  Under that agreement the Company is required to ensure that its system operators meet minimum technical DirecTV system standards so that the system operator subscribers may properly receive DirecTV programming services.  The initial term of the agreement is for three years and provides for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network.  The Company has met the requirements and has completed the first two year automatic renewal period.  Currently the Company is on a month-to-month term while the agreement is in the process of being negotiated.

The Company also has a separate home service provider agreement with DirecTV ending September 30, 2014.  The term of this agreement with DirecTV will automatically renew as of October 1, 2014 for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DirecTV amounted to 99.9% and 99.3% of total revenue for the three and nine months ended September 30, 2010, respectively.  Revenues generated from DirecTV for the three and nine months ended September 30, 2009 were 99.5% and 99.3% of total revenue, respectively.  Accounts receivable from this customer were 86.6% and 88.5% of total accounts receivable as of September 30, 2010 and December 31, 2009, respectively.  The Company purchases a substantial portion of its inventory from DirecTV.  DirecTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DirecTV, related to inventory supplied by DirecTV, was $17,717 and $14,886 at September 30, 2010 and December 31, 2009, respectively.

Line of credit
The Company has a line of credit agreement with a bank that provides borrowings up to $50, due on demand.  Amounts outstanding under this line of credit carry an interest rate defined as the prime rate plus 3.0% (6.25% as of September 30, 2010 and December 31, 2009).  As of September 30, 2010 and December 31, 2009, the amount outstanding was $48 and $49, respectively.  This line of credit is guaranteed by J. Basil Mattingly, Vice President of Business Development of the Company.

Short-term financing
The Company has entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8,806 for workers compensation, business and auto insurance.  This financing agreement carries an interest rate of 6.12% and requires monthly payments of principal and interest of $1,004 through October 2010.  As of September 30, 2010, the amount outstanding under the agreement was $998 which is included in short term debt in the condensed consolidated balance sheet.

Equity financing
On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company.  The Company plans to use any proceeds from this agreement for working capital to support current operations and for other general corporate purposes; which may involve expansion of those operations and/or reduction of existing debt.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (SEC) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 25-month period to sell our shares of common stock to LPC in amounts up to $500 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $10,000.  As of this writing, the registration statement has not been declared effective but is pending under SEC review.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
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

In consideration for entering into the $10,000 agreement, we issued to LPC, 103,164 shares of our common stock as a commitment fee and shall issue 103,164 common shares pro rata as LPC purchases the first $5,000 of the $10,000 aggregate commitment.  The commitment fee of $190 is being amortized over the 25 month term of the agreement.  The purchase agreement may be terminated by us at any time at our discretion without any cost to us.  There are no negative covenants, restrictions on future fundings, penalties or liquidated damages in the agreement.  The proceeds received by the Company under the purchase agreement are expected to be used for working capital and other general corporate purposes.

Operating leases – vehicles
The Company leases substantially all of its fleet vehicles under operating leases from one lessor.  Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year.  After one year, the Company has the option to renew the lease as open ended or surrender the leased vehicle to the lessor to be sold.  If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess.  If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor.  For the three month and nine months ended September 30, 2010, the Company recognized a gain on the sale of vehicles of approximately $87 and $364, respectively.  For the three and nine months ended September 30, 2009, the Company recognized a loss on the sale of vehicles of approximately $65 and $137, respectively.  For the three months ended September 30, 2010 and 2009, the Company’s operating lease expense under the lease totaled approximately $1,985 and $1,813, respectively.  For the nine months ended September 30, 2010 and 2009, the Company’s operating lease expense under the lease totaled approximately $5,931 and $5,550, respectively.  In addition, the Company has a security deposit with the lessor in the amount of approximately $1,701 which is included in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively.  Outstanding leases at September 30, 2010 have in service dates ranging from 2006 through 2010 and therefore are currently open ended leases and could be terminated at will.

Bulk Subsidy Reserve
Bulk subsidy revenue is generated when bulk subscriber counts are greater than the benchmark set by DirecTV.  The Company reviews the subscriber counts associated with bulk properties on a periodic basis to determine bulk subscriber counts over the total units at the property.  Based on its review, the Company estimates that the result of this analysis will be a reduction to the subscriber count of approximately 500 and 375 active bulk subscribers at September 30, 2010 and December 31, 2009, respectively.  The Company has recorded a bulk subsidy reserve of $100 and $75 at September 30, 2010 and December 31, 2009, respectively.  This reserve is netted against DirecTV estimated receivables on the consolidated balance sheets.

NOTE 10 – Income Taxes

The Company has federal and state net operating losses of approximately $67,000 and $50,000, respectively, which, if not used, will begin to expire in 2018.  Changes in the stock ownership of the Company, has placed limitations on the use of these net operating loss carryforwards (NOLs).  During 2009, the Company performed an IRC 382 study and determined that an ownership change had occurred.  As a result of the ownership change, the amount of federal NOL available for future use is $41,613, consisting of annual federal limitations of $6,294 for the next five years and $634 for each year thereafter.  The Company has determined there are also limitations on the state net operating loss carryforwards, but has not completed the analysis to determine the amount of the limitation.  For the three months ended September 30, 2010 and 2009, the Company has recorded income tax expense of $1,573 and $372, respectively, related to federal and state taxes.  For the nine months ended September 30, 2010 and 2009, the Company has recorded income tax expense of $3,756 and $574, respectively, related to federal and state taxes.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

The Company’s effective tax rate was 57% and 59% for the three and nine months ended September 30, 2010, respectively.  This varies from the expected effective tax rate of 39% due to an increase in net deferred tax assets (primarily related to amortization of intangibles (see Note 2) and workers compensation loss reserves (see Note 2).)  Because the Company does not believe that it is more likely than not that the net deferred tax assets will be utilized, a full valuation allowance has been placed against the net increase in deferred tax assets as of September 30, 2010.  Consequently, the tax rate is higher because the Company is unable to realize a tax benefit of the deferred tax assets in the three and nine months ended September 30, 2010.

The Company’s effective tax rate was 105% and 5% for the three and nine months ended September 30, 2009, respectively. Because of the taxable loss in 2009, the 2009 provision consists entirely of state income taxes that are based on factors other than earnings.

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

The Company assesses the uncertainty in the income taxes recognized in its financial statements caused by the noncomparability in reporting tax assets and liabilities by; (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations  The Company’s federal and state tax returns are potentially open to examinations for years 2007-2009.  The Company has no significant unrecognized tax benefits as of September 30, 2010 and December 31, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

NOTE 11 – Related Party Transactions

On September 1, 2009, the Company entered into an unsecured short term promissory note in the amount of $800 with J. Basil Mattingly, Vice President of Business Development of the Company.  The balance at September 30, 2010 and December 31, 2009 is $115 and $745, respectively.  The note carries an interest rate of 4% per annum and was extended to December 31, 2010.

On January 2, 2009, the Company entered into a promissory note in the amount of $40,200 with DTHC, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default).  The note was subsequently adjusted by $6,344 for an offsetting receivable which was on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $33,856.  The Company has the right to offset a portion of certain claims against the note to DTHC once those claims are resolved.  As of December 31, 2009, the Company offset $4,000 of its claims against the outstanding balance.  The balance as of September 30, 2010 and December 31, 2009 was $29,536 and $29,856, respectively (see Note 3 and 9).  The note is secured by the stock and assets of all of the DTHC operating entities.  On January 2, 2009, the Company also entered into a short-term non-interest bearing note of $500 which has not been paid (see Note 3).

Proceeds for the acquisition of US Install Inc. by the Company completed in February 2008 were obtained via an unsecured promissory note in the amount of $100 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Basil Mattingly, Vice President of Business Development of the Company.  The balance of this note is $65 and $100 at September 30, 2010 and December 31, 2009, respectively.  The note carries an interest rate of 7% per annum and was extended to December 31, 2010.

James Mandel, CEO of Multiband, loaned DTHC $100 in a short-term unsecured subordinated note, paying simple interest monthly at 10% and is due October 2008.  The loan was repaid in full in March 2010.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(in thousands, except for share and per share amounts)

The Company had a note receivable due from a non-affiliated entity that was 50% owned by a shareholder.  The carrying value of this note receivable was $0 and $34 at September 30, 2010 and December 31, 2009, respectively.

The Company has a receivable due from a DTHC with no defined terms.  The balance of this receivable was $518 at September 30, 2010 and December 31, 2009, respectively.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC.  The Company has recorded a receivable of $985 as of September 30, 2010 which represents an estimate of the amount that will be recovered from DTHC including legal fees for the remaining litigation.

In 2009, the Company issued 55,000 shares of preferred series E stock to director Eugene Harris.  In the three and nine months ended September 30, 2010, the Company has issued $20 and $75 of preferred stock dividends to this director.  Payment has been in the form of cash and warrants.

In 2009, the Company issued 155,000 shares of preferred series E stock to director Frank Bennett.  In the three and nine months ended September 30, 2010, the Company has issued $57 and $215 of preferred stock dividends to this director.  Payment has been in the form of cash, common stock and warrants.

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only.  Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS).  MBS provided voice, data and video systems and services to business and government.  The MBS business segment was sold effective April 1, 2005.  The Company’s MDU segment (formally known as MCS) began in February 2000.  MDU provides voice, data and video services to multiple dwelling units, including apartment buildings, condominiums and time share resorts.  During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC.  During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc. (MNMDU), which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.  During 2006 and 2007, the Company strategically sold certain assets at multiple dwelling properties where only video services were primarily deployed.  The Company continues to operate properties where multiple services were deployed.  To remain competitive, the Company intends to continue to own and operate properties at locations where multiple services can be deployed and manage properties where one or more services are deployed.  Consistent with that strategy, beginning in 2006 and continuing to the present, the Company expanded its servicing of third party clients (other system operators) through its call center.  At October 29, 2010, the Company had approximately 104,000 owned and managed subscriptions, with an additional 43,000 subscriptions supported by the call center.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	70.7%	76.5%	70.3%	79.0%

SELLING, GENERAL & ADMINISTRATIVE	21.1%	19.3%	21.4%	21.4%
DEPRECIATION & AMORTIZATION	2.9%	3.4%	3.4%	4.2%

INCOME (LOSS) FROM OPERATIONS	5.3%	.8%	4.9%	-4.6%
INTEREST EXPENSE & OTHER, NET	-1.4%	-1.3%	-1.6%	-1.2%
INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	3.9%	-.5%	3.3%	-5.8%
PROVISION FOR INCOME TAXES	2.2%	.5%	2.0%	.3%
NET INCOME (LOSS)	1.7%	-1.0%	1.3%	-6.1%
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-	-.4%	-	-1.0%
NET INCOME (LOSS) ATTRIBUTABLE TO THE MULTIBAND CORPORATION AND SUBSIDIARIES	1.7%	-.6%	1.3%	-5.1%

RESULTS OF OPERATIONS

Revenues
Total revenues decreased 2.2% to $69,875 for the quarter ended September 30, 2010 as compared to $71,421 for the quarter ended September 30, 2009.  Revenues for the nine months ended September 30, 2010 decreased 2.9% to $195,011 from $200,975 for the same period in 2009.

HSP segment revenues for the three months ended September 30, 2010, were $64,109 in comparison to $64,826 for the same period in 2009, a decrease of 1.1%.  Revenues for the nine months ended September 30, 2010, for the HSP segment, were $178,207 as compared to $182,350 for the same period in 2009, a decrease of 2.3%. This decrease is due to a reduction in DirecTV work order volume of approximately 12% partially offset by an increase in earned incentive revenue of approximately $4,500.  Revenues in the HSP segment improved in the third quarter over the second quarter.  The Company expects fourth quarter revenues in the HSP segment to decrease to the normal seasonal levels.

Revenues in the third quarter of 2010 for the MDU segment decreased 12.6% to $5,765 as compared to $6,595 in the third quarter of 2009.  Revenues for the nine months ended September 30, 2010, for the MDU segment, decreased 9.8% to $16,804 from $18,625 for the same period in 2009.  This decrease is primarily due to reduced DTV subsidies of approximately $1,400 and reduced DTV MDU subscriber activations as a result of more stringent DTV credit standards.  The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.  However, due to the aforementioned stringent DirecTV credit standards, reduced DTV MDU subscriber activations and anticipated weakness in the economy, the Company does not expect significant growth in the MDU segment in 2010.

Cost of Products and Services (exclusive of depreciation and amortization)
The Company's cost of products and services decreased by 9.6% to $49,425 for the quarter ended September 30, 2010, as compared to $54,645 for the same quarter last year.  For the nine months ended September 30, 2010, cost of products and services were $137,192 compared to $158,855 in the prior year, a 13.6% decrease.  This reduction is attributable to improved inventory controls which has decreased cost of products and services approximately $2,700 for the quarter ended September 30, 2010 as compared to the same quarter last year, and a better mix of jobs (i.e. more installation work orders versus service calls which yield a higher margin).

Cost of products and services decreased by 9.5% for the HSP segment for the three months ended September 30, 2010 and were $45,523 for the HSP segment, compared to the $50,298 in the prior year quarter due to the aforementioned improvement in inventory controls.  The reductions due to improved inventory controls were partially offset by increases in tech wages over the prior year quarter of approximately $1,500.  Although overall DirectTV work order volume was down slightly for the quarter over the same period a year ago, the introduction of new DirectTV services earlier in the year, primarily multiple room viewing, required increase tech counts during the third quarter to meet demand.

For the nine months ended September 30, 2010, cost of products and services were $126,114 for the HSP segment compared to $146,288 in the prior year, a 13.8% decrease.  This decrease is the result of reduced costs due to the decrease in volume and improvements in inventory controls.  During the remainder of 2010, the Company expects HSP cost of products and services to increase relative to revenue as the Company continues to hire and train new technicians to service expected job volumes.

Cost of products and services for the MDU segment for the current quarter were $3,902 compared to $4,347 in the same quarter last year, a 10.2% decrease.  For the nine months ended September 30, 2010, cost of products and services were $11,078 for the MDU segment, compared to $12,567 in the prior year, an 11.8% decrease.  In 2010, the Company expects MDU cost of products and services to be relatively constant in relation to revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased 6.6% to $14,680 in the quarter ended September 30, 2010, compared to $13,774 in the prior year’s quarter.  Selling, general and administrative expenses were, as a percentage of revenues, 21.0% for the quarter ended September 30, 2010 and 19.3% for the same period a year ago.  For the nine months ended September 30, 2010, selling, general and administrative expenses decreased 3.1% to $41,698 compared to $43,023 for the nine months ended September 30, 2009.  As a percentage of revenue, selling general and administrative expenses were 21.4% for the nine months ended September 30, 2010, compared to 21.4% for the same period in 2009.  Selling, general and administrative expenses as a percentage of revenue is comparable primarily due to decreased insurance and telephone expense of approximately $3,400 offsetting increases in wage and legal expense.  In 2010, the Company renegotiated several contracts with telephone providers as well as changed its mobile phone policies.  It also changed its workers compensation policy.  The Company is self-insured for workers compensation claims up to $250 plus administrative expenses, for each occurrence involving workers compensation claims since the beginning of 2010.  The Company anticipates that for the remainder of 2010, selling, general and administrative expenses will remain consistent with third quarter levels.

Depreciation and Amortization
Depreciation and amortization expense decreased 16.0% to $2,027 for the quarter ended September 30, 2010 compared to $2,414 in the prior year’s quarter.  For the nine months ended September 30, 2010, depreciation and amortization decreased 21.3% to $6,609 compared to $8,402 for the nine months ended September 30, 2009.  In May 2009, the Company signed a new contract with DirecTV (see Note 3).  Due to the new contract, the amortization period of the intangibles was increased from 40 months to 60 months.  Effective October 1, 2010, the Company extended the HSP contract an additional 17 months bringing the amortization period to 77 months.  For the remainder of 2010, depreciation and amortization expense is expected to decrease slightly due to certain assets becoming fully amortized and extension of the aforementioned amortization period.

Income (Loss) from Operations
The Company, in the third quarter of 2010, earned income from operations of $3,743 versus an income from operations of $588 during the prior year’s comparable period.  Income from operations was $9,512 during the first nine months of 2010 compared to a loss from operations of $9,305 during the last nine months of 2009.  For the third quarter of 2010, the HSP segment earned income from operations of $5,647, compared to income of $1,528 in the same period last year.  For the nine months ended September 30, 2010, income from operations was $14,975 for the HSP segment, compared to a loss from operations of $5,962 in the prior year.  This improvement is primarily due to increased incentive revenue, improved inventory control and reduced technician training expense.  The MDU segment showed a loss from operations of $993 for the three months ended September 30, 2010 compared to income from operations of $36 for the three months ended September 30, 2009.primarily due to reduced DTV subsidies and reduced DTV MDU subscriber activations due to more stringent DirecTV credit standards.   For the nine months ended September 30, 2010, loss from operations was $2,392 for the MDU segment, compared to a loss from operations of $346 in the same period last year.  The MBCorp segment, which has no revenues, incurred a loss from operations of $911 for the three months ended September 30, 2010 and $3,071 for the nine months ended September 30, 2010 compared to losses of $976 and $2,997 for the same periods last year.  The MBCorp segment loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels.  The HSP segment is expected to maintain its profitability throughout the balance of 2010.  The Company plans to mitigate its loss in the MDU segment in future periods by growing its subscriber base at existing properties since the on-going selling, general and administrative expenses to service those subscribers is more fixed than variable.

Interest Expense
Interest expense was $1,026 for the quarter ended September 30, 2010, and for the same period a year ago.  Interest expense was $3,215 for the nine months ended September 30, 2010 and $2,771 for the same period last year, primarily reflecting an increase due to interest expense incurred on the Convergent debt and interest expense related to a legal settlement (see Note 9).

Noncontrolling Interest
The noncontrolling interest in subsidiaries was $0 on September 30, 2010 and December 31, 2009, after the Company purchased the remaining 20% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) and reclassified $5,996 of noncontrolling interest to Multiband’s controlling interest on December 17, 2009.  The net loss attributable to the noncontrolling interest in subsidiaries for the three months ended September 30, 2010 and 2009 was $0 and $266, respectively.  The net loss attributable to the noncontrolling interest in subsidiaries for the nine months ended September 30, 2010 and 2009 was $0 and $2,044, respectively.

Income taxes
The Company has federal and state net operating losses of approximately $67,000 and $50,000, respectively, which, if not used, will begin to expire in 2018.  Changes in the stock ownership of the Company, has placed limitations on the use of these net operating loss carryforwards (NOLs).  During 2009, the Company performed an IRC 382 study and determined that an ownership change had occurred.  As a result of the ownership change, the amount of federal NOL available for future use is $41,613, consisting of annual federal limitations of $6,294 for the next five years and $634 for each year thereafter.  The Company has determined there are also limitations on the state net operating loss carryforwards, but has not completed the analysis to determine the amount of the limitation.  For the three months ended September 30, 2010 and 2009, the Company has recorded income tax expense of $1,573 and $372, respectively, related to federal and state taxes.  For the nine months ended September 30, 2010 and 2009, the Company has recorded income tax expense of $3,756 and $574, respectively, related to federal and state taxes.

The Company’s effective tax rate was 57% and 59% for the three and nine months ended September 30, 2010, respectively. This varies from the expected effective tax rate of 39% due to an increase in net deferred tax assets (primarily related to amortization of intangibles (see Note 2) and workers compensation loss reserves (see Note 2).) Because the Company does not believe that it is more likely than not that the net deferred tax assets will be utilized, a full valuation allowance has been placed against the net increase in deferred tax assets as of September 30, 2010. Consequently, the tax rate is higher because the Company is unable to realize a tax benefit of the deferred tax assets in the three and nine months ended September 30, 2010.

The Company’s effective tax rate was 105% and 5% for the three and nine months ended September 30, 2009, respectively. Because of the taxable loss in 2009, the 2009 provision consists entirely of state income taxes that are based on factors other than earnings.

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

The Company assesses the uncertainty in the income taxes recognized in its financial statements caused by the noncomparability in reporting tax assets and liabilities by; (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations  The Company’s federal and state tax returns are potentially open to examinations for years 2007-2009.  The Company has no significant unrecognized tax benefits as of September 30, 2010 and December 31, 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

Net Income (Loss)
In the third quarter of fiscal 2010, the Company reported a net income of $1,168 compared to a net loss of $725 for the third fiscal quarter of 2009.  For the nine months ended September 30, 2010, the Company recorded a net income of $2,599 compared to a net loss of $12,207 for the nine months ended September 30, 2009.

Liquidity and Capital Resources
During the nine months ended September 30, 2010, the Company earned net income of $2,599 compared with a net loss of $12,207 during the nine months ended September 30, 2009.  Net cash provided by operations during the nine months ended September 30, 2010 was $14,289 as compared to the net cash used by operations during the nine months ended September 30, 2009 of $2,937.  Principal payments on current long-term debt, short-term debt, short-term debt to a related party and capital lease obligations over the next 12 months are expected to total $2,170.

In May 2009, the Company paid off its then existing loan with Convergent Capital Partners I, L.P., and entered into a new $5,000 loan facility with a different lender due in December 2012.  That new facility has a rolling quarterly positive EBITDA covenant which the Company was in compliance with as of September 30, 2010.

The Company, in lieu of a one-time payment for its business insurance, has entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8,806 for workers compensation, business and auto insurance.  This financing agreement carries an interest rate of 6.12% and requires monthly payments of principal and interest of $1,004 through October 2010.  As of September 30, 2010, the amount outstanding under the agreement was $998.

Cash and cash equivalents totaled $4,912 at September 30, 2010 versus $2,240 at December 31, 2009.  Working capital deficit at September 30, 2010 was $25,752 compared to $28,596 at December 31, 2009.  Net cash used by investing activities totaled $1,562 for the period ended September 30, 2010, compared to $2,673 for the period ended September 30, 2009.

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

The Company used $1,527 for capital expenditures during the nine months ended September 30, 2010, compared to $2,166 in the same period last year.  Capital expenditures consisted of property build-outs and equipment acquired for internal use.  This decrease was related to  reduced company funded  build outs to MDU properties made during 2010.  Throughout the remainder of 2010, the Company estimates that it will have approximately $300 of additional capital expenditures which the Company intends to fund through leasing and/or cash on hand.

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

On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company.  The Company plans to use any proceeds from this agreement for working capital to support current operations and for other general corporate purposes; which may involve expansion of those operations and/or reduction of existing debt.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (SEC) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 25-month period to sell our shares of common stock to LPC in amounts up to $500 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $10,000 (see Note 9). As of this writing, the registration statement has not been declared effective but is pending under SEC review.

The Company, as of September 30, 2010, needs to continue to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations.  Since the Company acquired significant assets in its purchase of 100% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets.  Management believes that through a combination of leveraging assets, its cash on hand, greater expense control, recent positive operating income, and potential sales of common and/or preferred stock, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

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

Impairment of Long-Lived Assets
The Company's long-lived assets include property, equipment, leasehold improvements and intangibles, subject to amortization.  At September 30, 2010, the Company had net property and equipment of $8,218 which represents approximately 7.8% of the Company's total assets.  At September 30, 2010, the Company had net intangibles of $18,391 which represented approximately 17.5% of the Company’s total assets (see Note 1).  The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Impairment of Goodwill
In accordance with ASC Topic No. 350, Intangibles-Goodwill and Other, goodwill and intangible assets without a defined life shall not be amortized over a defined period, but instead must be tested for impairment at least annually.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  The goodwill impairment test is a two-step impairment test.  In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance.  Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $38,067 as of September 30, 2010, may be impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  During the three and nine months ended September 30, 2010 and 2009, the Company did not record any impairment related to goodwill.

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

Income Taxes
The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce our deferred tax assets to the amounts we believe to be realizable.  We concluded that a full valuation allowance against our U.S. deferred tax assets was appropriate as of September 30, 2010 and December 31, 2009.

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

The Company earns MDU segment revenue as follows:
.
1	from voice, video and data communications products which are sold and installed
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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $8,035 and $9,299 of accrued liabilities as of September 30, 2010 and December 31, 2009, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.  The majority of the accrual relates to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  Effective December 31, 2009, the Company settled in principal the majority of these claims.  While the Company and its predecessors denied the allegations underlying the lawsuits, it agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, and other expenses and management time that would have to be devoted to protracted litigation.  The Company recorded the settlement of $6,729, net of imputed interest of $575 and including administration fees and estimated payroll taxes.  The aforementioned settlement is being paid in equal installments of $291 over a 24 month period beginning January 15, 2010.  The balance of the settlement as of September 30, 2010 is $4,188.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC.  In relation to the settlement noted above, the Company offset $66 during the nine months ended September 30, 2010.  The Company has recorded a receivable of $985 as of September 30, 2010 which represents an estimate of the amount that will be recovered from DTHC including legal fees for the remaining litigation.

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

Net Income (Losses)

Multiband has had a history of inconsistent profitability. Continued uncertain profitability may result in our curtailing or ceasing business operations.

The Company had a net income of $2,599 for the nine months ended September 30, 2010, a net loss of $11,377 for the year ended December 31, 2009 and net income of $1,597 for the year ended December 31, 2008.  The Company may never be consistently profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy. Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.  However, the last two fiscal quarters have trended positively.  This mitigates the Company’s risk in being able to meet our working capital needs and other ongoing operations.

If we cannot maintain profitability from operating activities, we may not be able to meet:
o           our capital expenditure objectives;
o           our debt service obligations; or
o           our working capital needs.

Working Capital

Multiband has a significant working capital deficiency which, if continued, may result in our curtailing or ceasing business operations.

The Company had a working capital deficit of $25,752 and $28,596 at September 30, 2010 and December 31, 2009, respectively, due to the acquisition of DirecTECH.

However, Multiband has narrowed this working capital deficit over the past two quarters and a continued reduction in that deficit will mitigate the risk.

Long-lived Assets

Multiband has significant long-lived assets which may not maintain their current value due to changes in market conditions. Writing down those assets could adversely affect the Company’s profitability in a material manner.

The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There was no impairment at September 30, 2010 or December 31, 2009.

For the HSP segment, the income approach was used to measure fair value for those long-lived assets.  For the MDU segment, the market approach considering market multiples from comparable transactions were used to measure fair value of those long-lived assets.  There was no impairment noted for either segment at September 30, 2010 or December 31, 2009.  However, should the Company in future periods experience a significant decline in profitability and/or should the market value for the Company’s long-lived assets decrease, some impairment to these assets could occur.  If an impairment occurs it could be materially adverse to the Company’s results of operations in those future periods.

Goodwill and Intangible Assets

Multiband has significant intangibles and goodwill.  Lack of profitability and/or changes in market conditions may result in an impairment of these assets which adversely affect the Company’s profitability in a material manner.

Annually, the Company tests for impairment its goodwill and intangible assets without a defined life.  We tested impairment for the HSP and MDU segments which had goodwill at December 31, 2009 using standard fair value measurement techniques.  The Company concluded there was no goodwill impairment as of December 31, 2009.  However, should the Company in future periods experience a significant decline in profitability and/or should the business climate for satellite providers deteriorate some impairment to its goodwill could occur.  If impairment occurs it could be materially adverse to the Company’s results of operations in those future periods.  As of September 30, 2010, the Company had goodwill of $38,067 and net intangibles of $18,391 primarily related to the purchase of DirecTECH.  At September 30, 2010, the Company did not note any indications of impairment related to goodwill or its intangible assets.

Group Health and Workers’ Compensation Insurance Coverage

Excessive insurance claims could have a material adverse impact on the Company’s future profitability due to deductible charges potentially incurred under the contracts with the insurance carriers.

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

Debt

The Company has a significant amount of long –term debt due in 2013.  Failure to pay that debt when due could cause the secured creditor to foreclose upon Company assets, making it unlikely the Company could continue operating.

The Company has related party debt of approximately $30,000 which will be due in January 2013.  We will need to seek additional financing to pay this debt if there is not adequate cash flow from operations.  Sources of additional financing, if needed in future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities.  We cannot assure you that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of common stock will be diluted.  In addition the Company’s inability to pay this debt when due may result in the secured creditor exercising its remedies under its security agreement.

Dependence on Strategic Alliances

The Company is dependent on its relationship with DirecTV and a major alteration or cessation of that relationship may force the Company to curtail or cease operations.

The Company is  highly dependent on its Home Service Provider (HSP) and on its Master System Operator (MSO) agreements with DirecTV.  DirecTV currently provides approximately 99% of the Company’s total revenues.   The initial term of the MSO agreement expired in August 2008, and provided for two additional two-year renewals if the Company had a minimum number of paying video subscribers in its system operator network.  The Company’s Master System Operator agreement is currently on a month-to-month term as the agreement is in the process of being negotiated.  The Company’s HSP agreement with DirecTV was renewed on October 1, 2010 and ends September 30, 2014.  The term of this agreement with DirecTV will automatically renew for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term. Furthermore, DirecTV may change the terms of their agreements with us, among other things, to change our service areas and/or pricing, both of which have occurred in the past. Although an alternate provider of satellite television services, Echostar, exists, the termination of its  dealer agreements with DirecTV would have a material adverse effect on the Company’s business.

Changes in Technology

The Company is in the technology business and changes in technology could weaken our competitiveness in the marketplace.

A portion of our projected future revenue is dependent on public acceptance of broadband and expanded satellite television services.  Acceptance of these services is partially dependent on the infrastructure of the internet and satellite television which is beyond the Company's control.  In addition, newer technologies, such as video-on-demand and delivery of programming content over the internet, are being developed which could have a material adverse effect on the Company's competitiveness in the marketplace if the Company is unable to adopt or deploy such technologies.

Attraction and Retention of Employees

The Company needs skilled and trained personnel to conduct its operations. Excessive turnover of staff could materially weaken its operations.

The Company's success depends on the continued employment of certain key personnel, including executive officers. If the Company were unable to continue to attract and retain a sufficient number of qualified key personnel, its business, operating results and financial condition could be materially and adversely affected. In addition, the Company's success depends on its ability to attract, develop, motivate and retain highly skilled and educated professionals with a wide variety of management, marketing, selling and technical capabilities. Competition for such personnel is intense and is expected to increase in the future. The Company has traditionally experienced material technician churn which has a significant impact on operations if the Company has an insufficient number of techs at any given time to perform its backlog of jobs.

Intellectual Property Rights

The Company’s inability to adequately protect the confidential aspects of its technology and the products and services it sells could materially weaken its operations.

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

Variability of Quarterly Operating Results

The Company’s operations have historically fluctuated due to a number of seasonal factors. As a result, Multiband’s results of operations may fluctuate significantly from quarter to quarter.

Variations in the Company's revenues and operating results occur from quarter to quarter as a result of a number of factors, including customer engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates, the ability of customers to terminate engagements without penalty, the size and scope of assignments and general economic conditions.  Because a significant portion of the Company's expenses are relatively fixed, a variation in the number of customer projects or the timing of the initiation or completion of projects could cause significant fluctuations in operating results from quarter to quarter.  For example, the Company’s first quarter 2010 revenues were 16% lower than third quarter 2010 revenues.

Certain Anti-Takeover Effects

Certain Minnesota laws and statutes may restrict the Company from making strategic moves beneficially to the Company and its shareholders.

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

Future Sales of Our Common Stock

Future sales of our common stock may lower our stock price.

If our existing shareholders sell a large number of shares of our common stock, the market price of the common stock could decline significantly. In the past, we believe certain institutional investors have sold significant numbers of our common shares. The perception in the public market that our existing shareholders might sell shares of common stock could depress our market price.

National Market for Stock

We may not continue to have a national market for trading of our stock.

There is no assurance that the Company’s common stock will continue to trade on the NASDAQ Stock Market or other national stock exchange due to ongoing listing criteria for such exchanges. For example, in the past, we have temporarily fallen below required NASDAQ shareholder equity levels.

Competition

Marketplace pressures could curtail our operations.

We face competition from others who are competing for a share of the HSP and MDU markets, including other satellite companies, cable companies and telephone companies.  Some of these companies have significantly greater assets and resources than we do.  However, the Company’s strong performance in HSP operations during 2010 has allowed us to maintain our market share in our largest business segment year to date.

General Economic Conditions

Nationwide economic conditions may limit consumer’s abilities to purchase our products and services in the future.

As of this writing, the United States is experiencing overall adverse economic conditions.  While we believe this environment may actually assist the Company in that consumers may stay home more for entertainment, there is no guarantee that consumers will continue to purchase the Company’s services at a constant level if the country’s recession continues.

Legal matters

Adverse results in legal proceedings could have a material adverse effect on our operations.

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss or range of loss can be reasonably estimated.  Some of these claims may be material to the Company’s results of operations and have an adverse effect on the Company’s cash position. See legal proceedings herein.

Use of Operating Loss Carryforwards Is Limited

We may be limited or unable to use certain net operating loss carryforwards.

As of September 30, 2010, the Company has federal and state net operating losses of approximately $67,000 and $50,000, respectively, which, if not used, will begin to expire in 2018.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  During 2009, the Company performed an IRC 382 study and determined that an ownership change had occurred.  As a result of the ownership change, the amount of federal NOL available for future use is $41,613, consisting of annual federal limitations of $6,294 for the next five years and $634 for each year thereafter.  The Company has determined there are also limitations on the state net operating loss carryforwards, but has not completed the analysis to determine the limitation.

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

MULTIBAND CORPORATION Registrant
Date: November 12, 2010	By:	/s/ James L. Mandel Chief Executive Officer

Date: November 12, 2010	By:	/s/ Steven M. Bell Chief Financial Officer (Principal Financial and Accounting Officer)