Form 10-K
period 2010-12-31
MULTIBAND CORP
filed 2011-04-06
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010 OR
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

 Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

As of June 30, 2010, (the most recently completed fiscal second quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $13,385,564, based on the average bid and asked price of such common equity of $1.54.

As of March 15, 2011, there were 10,479,859 outstanding shares of the registrant's common stock, no par value, and 481,272 outstanding shares of the registrant’s convertible preferred stock.

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

The Company completed an initial public offering in June 1984.  In November 1992, the Company became a non-reporting company under the Securities Exchange Act of 1934.  In July 2000, the Company regained its reporting company status.  In December 2000, the Company’s stock began trading on the NASDAQ stock exchange under the symbol VICM.  In July 2004, the symbol was changed to MBND concurrent with the Company’s name change from Vicom, Incorporated to Multiband Corporation.

The Company’s website is located at: www.multibandusa.com.

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly formed surviving corporation, Corporate Technologies USA, Inc. (MBS).  MBS provided voice, data and video systems and services to business and government.  The MBS business segment was sold effective April 1, 2005.  The Company’s MDU segment (formally known as MCS) began in February 2000.  MDU provides voice, data and video services to multiple dwelling units, including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc. (MNMDU), which made the Company the largest master service operator in MDU’s for DirecTV satellite television in the United States.  During 2006 and 2007, the Company strategically sold certain assets at multiple dwelling properties where only video services were primarily deployed.  The Company continues to operate properties where multiple services are deployed.  To remain competitive, the Company intends to continue to own and operate properties at locations where multiple services can be deployed and manage properties where one or more services are deployed.  Consistent with that strategy, from 2006-2008, the Company expanded its servicing of third party clients (other system operators) through its call center.  At March 15, 2011, the Company had approximately 105,000 owned and managed subscriptions, with an additional 46,000 subscriptions supported by the call center.

During 2008, the Company became involved in the business of installing video services in single family homes by acquiring 51% of the outstanding stock of Multiband NC Incorporated (NC) (formerly Michigan Microtech, Incorporated (MMT a former subsidiary of Directech Holding Company Inc. (DTHC))), a fulfillment agent for a national satellite television company, DirecTV, which specializes in the providing of satellite TV to single family homes.  This acquisition was followed up by the acquisition of an 80% interest in a group of companies which were the former operating subsidiaries of DTHC, (Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband DV Incorporated (DV) and Multiband Security Incorporated (Security)).  The Company also purchased an additional 29% ownership interest in Multiband NC Incorporated, of which it previously owned 51%, effective on January 2, 2009.  The remaining 20% of these operating entities were purchased in December 2009.

The Company’s rationale for acquiring the aforementioned operating entities is listed below.

1.	The operating entities are accretive to our business model as they have the:

a.	Same line of business (DirecTV)

b.	Ability to leverage systems and management

c.	Ability to leverage core competencies in support center, software, and engineering

d.	Ability to expand geographic presence with ample technician capacity

e.	Size, scale, and scope of combined business enterprise more in line with growth necessary to support our public entity

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

Home Service Provider (HSP Segment)

The Company, through its HSP segment, receives net cash payments for the installation and service of DirecTV video programming for residents of single family homes.  These video subscribers are owned and billed by DirecTV.  The HSP segment functions as a fulfillment arm for DirecTV.  As a result, Multiband generally does not directly compete with other providers for DirecTV’s business.  Although DirecTV competes with DISH, the other leading satellite television provider and incumbent providers of phone and telephone services for pay television customers, DirecTV has its own marketing and competitive programs of which the Company is merely an indirect and passive recipient.

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

Since 2000, Multiband has also offered voice, data and video services directly to residents of the multi-dwelling unit (MDU) market.  Our experience in this market suggests that property owners and managers are currently looking for a solution that will satisfy two market demands from customers.  The first market demand from customers is how to satisfy the residents who desire to bring satellite television service to the unit without being visually unattractive or a structural/maintenance problem.  The second is how to provide competitive access for local and long distance telephone, cable television and internet services.  Our service offering addresses these demands and provides the consumer several benefits, including:

• Lower Cost Per Service

• Blended Satellite and Cable Television Package

• Multiple Feature Local Phone Services (features such as call waiting, call forwarding and three-way calling)

• Better than Industry Average Response Times

• One Number for Billing and Service Needs

• One Bill for Local, Long Distance Cable Television and Internet

• “Instant On" Service Availability

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

Number of Units/Customers

At March 15, 2011, the Company had approximately 105,000 owned and managed subscriptions, with an additional 46,000 subscribers supported by the support center.

Employees

As of March 15, 2011, Multiband Corporation employed 112 full-time employees, including 5 management employees, 36 finance personnel, 27 information technology employees, 11 employees in human resources, 13 in marketing and 20 employees in an operational support positions.  HSP employed 2,900 full-time employees consisting of 93 management employees, 41 operational support personnel, 183 customer service employees, 2,485 technicians and 98 warehouse employees.  As of that same date, MDU had 190 full-time employees, consisting of 14 in sales and marketing, 15 technicians, 151 in customer service and related support, 5 in management positions, 4 operational support personnel and 1 warehouse employee.

Item 1A

Risk Factors (in thousands)

Our business is subject to a number of risks discussed under the heading “Risk Factors” and elsewhere in this prospectus. The principal risks facing our business include, among others, our dependence on DirecTV, changes in technology, and economic conditions limiting the ability of DirecTV’s customers to purchase upgrades and installations.  In addition, we have a history of inconsistent profitability, a significant working capital deficiency, a retained deficit, and significant long-term debt.  There are also several risks relating to this offering and the ownership of our common stock. You should carefully consider these factors, as well as all of the other information set forth in this prospectus.  See “Risk Factors.”

Risks Related to Our Business

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

Net Income (Loss) Attributable to Multiband Corporation and Subsidiaries

The Company had a net income attributable to Multiband Corporation and subsidiaries of $14,694 for the year ended December 31, 2010, a net loss attributable to Multiband Corporation and subsidiaries of $9,650 for the year ended December 31, 2009 and a net income attributable to Multiband Corporation and subsidiaries of $945 for the year ended December 31, 2008.  Included in our 2008 net income are amounts earned under certain contractual arrangements with DTHC prior to the date we acquired ownership of DTHC’s operating subsidiaries (see Note 2).

The effects of accumulated losses without additional funding may restrict our ability to pursue our business strategy.  Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor's capital.

If we cannot achieve continued profitability from operating activities, we may not be able to meet:

•           our capital expenditure objectives;

•           our debt service obligations; or

•           our working capital needs.

Working Capital

The Company had a working capital deficit of $12,303 and $28,596 as of December 31, 2010 and 2009, respectively, primarily due to the acquisition of the former DTHC operating entities.  The reduction in the working capital deficit between years was a result of the net income earned during 2010.

Long-lived Assets

We have a significant amount of long-lived assets.  Should we in future periods experience a significant decline in profitability and/or should the market value for our long-lived assets decrease, some impairment to these assets could occur.  If impairment occurs, it could materially and adversely affect our results of operations in those future periods.

Goodwill and Intangible Assets

Annually, the Company tests for impairment of its goodwill and intangible assets without a defined life.  We tested for impairment of the HSP and MDU segments which had goodwill at December 31, 2010 using standard fair value measurement techniques.  The Company recorded an impairment charge of $25 on the goodwill related to the US Install purchase as of December 31, 2010.  The Company concluded there was no goodwill impairment as of December 31, 2009.  For the year ended December 31, 2008, the Company recorded an impairment charge of $50 on the goodwill related to the US Install purchase and impaired the remaining goodwill balance of $17 from a previous acquisition.  Also, pursuant to the abandonment of a right of entry intangible asset, the Company recorded an impairment charge of $65 for the year ended December 31, 2008.  However, should we in future periods experience a significant decline in profitability, or our stock price declines and remains depressed, and/or should the business climate for satellite providers deteriorate, impairment to our goodwill could occur.  If impairment occurs, it could be materially adverse to our results of operations in those periods.

Group Health and Workers’ Compensation Insurance Coverage

The Company uses a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks. The Company records liabilities for claims reported and claims that have been incurred but not reported, based on historical experience and industry data.

Insurance and claims accruals reflect the estimated cost for group health and workers’ compensation claims not covered by insurance.  The insurance and claims accruals are recorded at the estimated ultimate payment amounts.  Such insurance and claims accruals are based upon individual case estimates and estimates of incurred-but-not-reported losses using loss development factors based upon past experience and industry data.

During 2010, the Company is self-insured for workers compensation claims up to $250 plus administrative expenses, for each occurrence involving workers compensation claims since that date.  During 2009, in certain states, the Company was self-insured for workers’ compensation liability claims up to $100, plus administrative expenses, for each occurrence involving workers’ compensation claims since February 1, 2009.

We use a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks. We are self-insured for health insurance covering the range of liability up to $275 per claim where our management expects most claims to occur.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  If either we exceed our coverage amounts too often and our premiums rise, or if a high number of claims are made for which we are responsible (because they are below the deductible), our profitability and cash flow may be adversely affected.

Debt

The Company has related party debt of approximately $29,000 which will be due in January 2013.  We will need to seek additional financing to pay this debt if we do not generate adequate cash flow from operations.  Sources of additional financing, if needed in future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities.  We cannot be sure that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of common stock will be diluted.

Income Taxes

The Company has federal net operating losses of approximately $58,213 and state net operating losses of approximately $44,631 which, if not used, will expire from 2011-2029.  To the extent these net operating losses are available; we intend to use them to reduce corporate income tax liabilities associated with our operations.  Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.   During 2010, the Company performed an IRC Section 382 study and determined that a total of four ownership changes had occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of approximately $48,700, consisting of annual amounts of approximately $9,000 per year for each of the years 2010-2012, $3,700 in 2013 and $1,100 per year thereafter. State net operating losses are limited to a total of approximately $21,500. We believe that approximately $20,000 of federal net operating losses and $29,000 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.  To the extent our use of net operating loss carryforwards are significantly limited, our income could be subject to corporate income tax earlier than it would be if we were able to use net operating loss carryforwards, which could result in lower profits.

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

Multiband’s HSP operating segment is highly dependent on its strategic alliance with DirecTV, and a major alteration or termination of that alliance could adversely affect Multiband’s business

Our Home Service Provider (HSP) segment currently provides approximately 99% of our total revenues and these revenues are dependent on our relationship with DirecTV.  Accordingly, we are highly dependent on our HSP agreement with DirecTV.  The Company’s HSP agreement with DirecTV was renewed on October 1, 2010 and terminates September 30, 2014.  The term of this agreement with DirecTV will automatically renew for additional one year periods unless either DirecTV or we give written notice of termination at least 90 days in advance of expiration of the then current term.  The agreement can be terminated on 180 days’ notice by either party.  DirecTV may also change the terms of their agreement with us, among other things, to change our service areas and/or pricing, both of which have occurred in the past.  The terms of the HSP agreement also contain specific operational requirements that impact how we provide service to and interact with DirecTV customers, and which requirements directly affect how we budget, strategize and operate as a business.  Some of these requirements include, but are not limited to: (a) required uniforms/appearance and tools for technicians; (b) limitations on advertising and signage utilized by us; (c) fleet specifications; (d) call center operations (response times, minimum hours of operation); (e) technician training and education standards; and (f) required hardware.  Further, any adverse alteration or any termination of our HSP agreement with DirecTV would have a material adverse effect on our business.  In addition, the number of DirecTV jobs that we completed in 2010 was lower than the number completed in 2009, and we are forecasting an even lower number of DIRECTV jobs in 2011.  A significant decrease in the number of DIRECTV jobs in our HSP segment could have a material adverse effect on our business, financial condition and results of operations.

Our HSP revenues could be negatively affected by reduced support from DirecTV

In addition, DirecTV conducts promotional and marketing activities on national, regional and local levels. Due to our substantial dependence on DirecTV, our revenues depend, in significant part, on (i) the overall reputation and success of DirecTV; (ii)  the incentive and discount programs provided by DirecTV and its promotional and marketing efforts for its products and services; (iii) the goodwill associated with DirecTV trademarks; (iv) the introduction of new and innovative products by DirecTV; (v) the manufacture and delivery of competitively-priced, high quality equipment and parts by DirecTV in quantities sufficient to meet customers' requirements on a timely basis; (vi) the quality, consistency and management of the overall DirecTV system; and (vii) the ability of DirecTV to manage its risks and costs. If DirecTV does not provide, maintain or improve any of the foregoing, if DirecTV changes the terms of its incentive and discount programs, or if DirecTV were sold or reduced or ceased operations, there could be a material adverse effect on our financial condition and results of operations even though alternate providers of satellite television services exist.

Multiband’s Multiple Dwelling Unit (MDU) business strategy is also highly dependent on its strategic alliance with DirecTV

In connection with our MDU business segment, we are operating under a prior Master System Operator (MSO) relationship with DirecTV.  The initial term of the prior MSO agreement that we had with DirecTV expired in August 2008, and we are currently negotiating a longer term agreement.  Similar to the terms of the HSP agreement, material terms of the prior MSO agreement regarding term, termination, pricing and service areas were subject to change, oftentimes in DirecTV’s discretion.  Any adverse alteration or any termination of our current relationship with DirecTV with respect to our MDU segment could have a negative effect on our business.

Our MDU growth initiative may not be successful or profitable

We have developed a growth initiative for our MDU segment and since 2005, we have invested significant time, effort, and capital into developing our MDU infrastructure.  Our intent is to work closely with DirecTV to substantially grow this segment of our business.  While we have invested in this segment and intend to continue to do so, and while we believe DirecTV has made the MDU market a focus for its growth, there is no guarantee that we will be able to achieve success or profitability in this business segment, or that we will achieve a return on any additional investments that we make in this segment.  If we are unable to achieve profitability in the MDU segment, it could have a negative effect on our financial condition and results of operations.

We will require additional debt financing or will be limited to stock-funded acquisitions in order to complete any material strategic acquisitions

Multiband will require additional funding or will be limited to stock-funded acquisitions in order to complete any material strategic acquisitions.  There is no assurance that additional financing will be available in the amounts or at the times required, or if it is, on terms acceptable or favorable to us.  There is also no assurance that a target company would agree to a stock exchange or that our stock would not be diluted by such stock exchange.  If we are unable to obtain additional financing when and if needed or to do a stock exchange, our ability to grow through acquisitions will be impaired.

Marketplace pressures could curtail our operations

We face competition from others who are competing for a share of the HSP and MDU markets, including other satellite companies, cable companies, telephone companies and other installers.  Some of these companies have significantly greater assets and resources than we do.  If we are unable to compete successfully with these companies, our market share could decrease, which decrease would have a material adverse effect on our business, financial condition and results of operations.

Changes in technology or consumer preference and demand could weaken Multiband’s competitiveness in the marketplace

A portion of our projected future revenue is dependent on public acceptance of broadband and expanded satellite television services.  Acceptance of these services is partially dependent on the infrastructure of the internet and satellite television, which is beyond our control.  In addition, newer technologies, such as video-on-demand and delivery of programming content over the internet, are being developed, which could have a material adverse effect on our competitiveness in the marketplace if we are unable to adopt or deploy such technologies.

In addition, our business and operating results depend upon the overall appeal of DirecTV’s products and services to consumers.  A decline in the popularity of existing products and services or the failure of new products and services to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on our financial condition and results of operations. Consumer preferences with respect to entertainment are continuously changing, are difficult to predict and can vary over time.  There can be no assurance that any of DirecTV’s current products and services will continue to be popular for any significant period of time or that any new products and services will achieve commercial acceptance. As such, changes in consumer preferences may cause our revenues and net income to vary, possibly significantly, between comparable periods.

Multiband’s operations historically have fluctuated due to a number of seasonal factors.  As a result, Multiband’s results of operations may fluctuate significantly from quarter to quarter

Variations in our revenues and operating results occur quarterly as a result of a number of factors, including customer engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates, the ability of customers to terminate engagements without penalty, the size and scope of assignments, and general economic conditions.  Because a significant portion of our expenses are relatively fixed, a variation in the number of customer engagements or the timing of the initiation or completion of those engagements cause significant fluctuations in operating results from quarter to quarter.  For example, our first quarter of 2010 revenues were 16% lower than third quarter of 2010 revenues.

Multiband’s operating results can be negatively affected by weather conditions

We perform a significant amount of our services outdoors.  Adverse weather conditions may affect productivity in performing services or may temporarily prevent us from performing services for our customers.  The affect of weather delays on projects that are under fixed price arrangements may be greater if we are unable to adjust the project schedule for such delays.  A reduction in productivity in any given period or our inability to meet guaranteed schedules may adversely affect the profitability of our projects.

Nationwide economic conditions may limit consumers’ abilities to purchase our products and services in the future

The United States is still experiencing overall adverse economic conditions.  While we believe this environment may actually assist us because consumers may stay home more for entertainment, if the country’s recession continues, there is no guarantee that consumers will continue to purchase DirecTV at a constant level or at all, and the need for our services may diminish, possibly materially.  In fact the number of DirecTV jobs that we completed in 2010 was lower than the number completed in 2009, and we are forecasting an even lower number of DirecTV jobs in 2011.  A significant decrease in the need for our services could have a material adverse effect on our business, financial condition and results of operations.

Multiband relies on key employees and needs skilled and trained personnel to conduct its operations.  Excessive employee turnover could materially weaken its operations and/or reduce profitability

Our success depends on the continued employment of certain key personnel, including our executive officers.  In particular, the loss of James L. Mandel, our Chief Executive Officer, or Steve M. Bell, our Chief Financial Officer and General Counsel, would harm our business and the employment relationships with both Mr. Mandel and Mr. Bell are terminable by us or each of them upon 90 days’ written notice for any reason.  If we were unable to continue to attract and retain a sufficient number of qualified key personnel, including key executives, our business, operating results and financial condition could be materially and adversely affected.  In addition, our success depends on our ability to attract, develop, motivate and retain highly skilled professionals with a wide variety of management, marketing, selling and technical capabilities.  Competition for such personnel is intense and is expected to increase in the future.  We have traditionally experienced material technician churn, which has a significant impact on operations if we have an insufficient number of technicians at any given time to perform our backlog of jobs.  If we continue to experience high levels of churn and are unable to attract, train and retain a sufficient number of qualified personnel, our business, operating results and financial condition could be materially and adversely affected.

Adverse results in legal proceedings could have a material adverse effect on our operations

We are subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  We accrue for such matters when a loss is considered probable and the amount of such loss or range of loss can be reasonably estimated.  Some of these claims if resolved or determined adversely may be material to our results of operations and may have an adverse effect on our cash position or financial results.

Rising fuel costs could impact Multiband’s operating margins

We cannot predict the price of the fuel needed to operate our fleet.  Price fluctuations are common, and are outside of our control.  These fluctuations are based on, among other things, political developments, supply and demand, and actions by oil and gas producers.  Violence and political instability in oil producing countries can also impact prices.  While we have taken and continue to take steps to monitor and improve the fuel efficiency of our fleet, we are most likely unable to adjust our pricing to account for fuel costs increases.  Therefore, any increase in fuel costs could materially reduce our profitability and liquidity.

Collective bargaining agreement

The Company has approximately 27% of its labor force covered by collective bargaining agreements that expire within one year.  The Company utilizes a contractor base for seasonality and work overflow but it cannot be certain that it could cover all jobs during a work outage.  A reduction in productivity in any given period or our inability to meet guaranteed schedules may adversely affect our profitability.

Multiband’s inability to adequately protect the confidential aspects of its technology and the products and services it sells could materially weaken its operations

We rely on a combination of trade secret, copyright and trademark laws, license agreements, and contractual arrangements with certain key employees to protect our proprietary rights and the proprietary rights of third parties from whom we license intellectual property.  There can be no assurance that the legal protections afforded to us or the steps that we take will be adequate to prevent misappropriation of our intellectual property.  We also rely on agreements with owners of multi-dwelling units who grant us the right of access to the premises for a specific period whereby we are allowed to offer our voice, data, and video services to individual residents of the properties.  If it was determined that we have infringed or are infringing on the intellectual property rights of others, we could be required to pay substantial damages or stop selling products and services that contain the infringing intellectual property, which could have a material adverse effect on our business, financial condition and results of operations.  Also, there can be no assurance that we would be able to develop non-infringing technology or that we could obtain a license on commercially reasonable terms, if at all.  Our success depends in part on our ability to protect the proprietary and confidential aspects of our technology and the products and services that we sell or utilize.

Risks Related to Our Financial Condition and Capital Requirements

Multiband has had a history of inconsistent profitability.  Continued uncertain profitability may result in our curtailing or ceasing business operations

We had a net income of $14,694 for the year ended December 31, 2010, a net loss of $11,377 for the year ended December 31, 2009 and net income of $1,597 for the year ended December 31, 2008.  We may never be consistently profitable.

The prolonged effects of generating losses without additional funding may restrict our ability to pursue our business strategy, including with respect to our goal of growth through acquisitions and the ease with which we could secure funding for our growth plan or any such transactions.  Unless our business plan is successful, an investment in our common stock may result in a complete loss of an investor’s capital.

If we cannot maintain profitability from operating activities, we may not be able to meet:

•  our capital expenditure objectives;

•  our debt service obligations; or

•  our working capital needs.

Multiband has a significant working capital deficiency, which, if continued, may require additional financing or affect our viability as a going concern

We had a working capital deficit of $12,303 and $28,596 at December 31, 2010 and December 31, 2009, respectively, due to the acquisition of DirecTECH.  While we have recently narrowed this working capital deficit, the deficit still poses a risk to our viability as a going concern and we may be required to seek additional financing to fund our operations.  If we are unable to eliminate this deficiency or to secure sufficient financing, we may be forced to curtail or cease our operations.

Multiband has a significant amount of long-term debt due in January 2014.  Failure to pay that debt when due could cause the secured creditor to foreclose upon Multiband’s assets, making it unlikely that Multiband could continue operating

We have related party long-term debt of approximately $29,449, which will be due in January 2014, and is secured by a lien against all our assets.  If there is not adequate cash flow from operations, we will be forced to seek additional financing to repay this debt, which may be difficult to obtain due to the broad nature of the security interest held by the related party, DTHC.  Sources of additional financing, if needed in the future, may include further debt financing or the sale of equity (including the issuance of preferred stock) or other securities.  We cannot assure you that any additional sources of financing will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all outstanding shares of our common stock will be diluted.  In the event that we do not have the funds to repay this debt, or our other secured debt owed to Convergent, when due, our secured creditors could exercise their remedies under their security agreements, including foreclosing on our assets.

Multiband has significant long-lived assets that may not maintain their current value due to changes in market conditions. A write-down of those assets could adversely affect Multiband’s profitability in a material manner

We have a significant amount of long-lived assets.  Should we in future periods experience a significant decline in profitability and/or should the market value for our long-lived assets decrease, some impairment to these assets could occur.  If impairment occurs, it could materially and adversely affect our results of operations in those future periods.

Multiband has significant intangible assets, including goodwill.  Lack of profitability and/or changes in market conditions may result in an impairment of these assets which could adversely affect Multiband’s profitability in a material manner

Annually, we test our goodwill and other intangible assets without a defined life for impairment.  We tested for goodwill impairments in the HSP and MDU segments as of December 31, 2010, using standard fair value measurement techniques, and concluded there were no impairments.  However, should we in future periods experience a significant decline in profitability, or our stock price declines and remains depressed, and/or should the business climate for satellite providers deteriorate, impairment to our goodwill could occur.  If impairment occurs, it could be materially adverse to our results of operations in those periods.  As of December 31, 2010, we had goodwill valued at $38,042 and other net intangible assets valued at $17,435, primarily related to the purchase of certain operating subsidiaries of DTHC.   In 2010, the Company recorded an impairment of $25 related to the US Install goodwill (see Note 2).  As of December 31, 2010, we had not noted any other indications of impairment related to goodwill or other intangible assets but there is no assurance that impairment charges will not be required in future periods.

Excessive insurance claims could have a material adverse impact on Multiband’s future profitability

We use a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks. We are self-insured for health insurance covering the range of liability up to $275 per claim where our management expects most claims to occur.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  If either we exceed our coverage amounts too often and our premiums rise, or if a high number of claims are made for which we are responsible (because they are below the deductible), our profitability and cash flow may be adversely affected.

Multiband is limited and may be unable to use certain net operating loss carryforwards

As of December 31, 2010, we had federal and state net operating losses of approximately $58,213 and $44,631, respectively, which, if not used, will expire from 2011-2029.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  During 2010, the Company performed an IRC Section 382 study and determined that a total of four ownership changes had occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited.  Federal net operating losses are limited to a total of approximately $48,700, consisting of annual amounts of approximately $9,000 per year for each of the years 2010-2012, $3,700 in 2013 and $1,100 per year thereafter.  State net operating losses are limited to a total of approximately $21,500.  We believe that approximately $20,000 of federal net operating losses and $29,000 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.  The amount of the deferred tax asset not expected to be realized is reported net of a valuation allowance.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations result in increased legal and financial compliance costs and make some activities more time-consuming and costly.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure.  In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.  We have incurred and continue to expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.  Moreover, if we do not comply with the requirements of Section 404, or if we identify deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Risks of Ownership of Our Common Stock

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all the other information contained in this prospectus before you decide to buy our common stock. If any of the following risks related to our business were to occur, our business, financial condition or operating results could be materially and adversely affected. The market price of our common stock could decline due to any of these risks and uncertainties and you may lose part or all of your investment.

The trading price of our common stock has been and is likely to continue to be volatile

The stock market has experienced extreme volatility, and this volatility has often been unrelated to the operating performance of particular companies.  Prices for our common stock are determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors’ perceptions of us and general economic, industry and market conditions.  In addition, although our common stock is listed on the NASDAQ Capital Market, our common stock has experienced low trading volume.  Limited trading volume subjects our common stock to greater price volatility and may make it difficult for you to sell your shares at a price that is attractive to you.

Future sales of our common stock, including by our existing shareholders, could cause our stock price to decline

If our shareholders, including any existing shareholders, sell substantial amounts of our common stock (whether currently held or acquired upon the exercise of options or warrants or other convertible securities) in the public market, the market price of our common stock could decrease significantly.  In the past, we believe certain institutional investors have sold significant numbers of shares of our common stock.  The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock

Multiband may not continue to have a national market for trading of its stock

There is no assurance that our common stock will continue to trade on the NASDAQ Capital Market or other national stock exchange due to ongoing listing criteria for such exchanges.  For example, in the past, we have temporarily fallen below required NASDAQ shareholder equity levels.  If we are unable to stay in compliance with applicable listing criteria, it may be more difficult for you to trade your shares or to sell your shares at a price that is attractive to you.

You may not be able to resell your shares at or above the price you paid for your shares

You may not be able to sell our common stock at prices equal to or greater than the price you paid in this offering.  The stock markets have been extremely volatile.  The risks related to Multiband discussed in this “Risk Factors” section, as well as the public’s reaction to our public announcements, changes in research analysts’ recommendations and decreases in market valuations of similar companies, could cause the market price of our common stock to decrease significantly from the price paid by investors in this offering.  Further, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our stock price.

In addition, securities class action litigation often has been initiated when a company’s stock price has fallen below the company’s public offering price soon after the offering closes or following a period of volatility in the market price of the company’s securities.  If class action litigation is initiated against us, we would incur substantial costs, and our management’s attention would be diverted from our operations.  All of these factors could cause the market price of our stock to decline, and you could lose some or all of your investment.

Multiband can issue shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders

Our charter documents permit us to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of our preferred stock and to issue such stock without approval from our shareholders.  The rights of holders of our common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future.  In addition, we could issue preferred stock to prevent a change in control of our company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

These important factors include those that we discuss under the heading “Risk Factors.” You should read these risk factors and the other cautionary statements made in this prospectus as being applicable to all related forward-looking statements wherever they appear in this prospectus. We cannot assure you that the forward-looking statements in this prospectus will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this prospectus completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

Item 1B

Unresolved Staff Comments

We have not received any written comments that were issued more than 180 days before December 31, 2010, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities and Exchange Act of 1934 that remain unresolved.  In October 2010, the Company did receive written comments related to a proposed filing on Form S-1.  As of this writing, those comments remain unresolved.

Item 2

Properties (in thousands)

Multiband and its subsidiaries lease principal offices located at 9449 Science Center Drive, New Hope, Minnesota 55428 and 2000 44th Street SW, Fargo, ND 58103 .  We have no foreign operations.  The New Hope office lease expires in 2013 and covers approximately 47 square feet.  The New Hope base rent ranges from $23 to $25 per month.  The Fargo office lease is made up of four separate leases expiring in 2011, 2013, 2014 and 2017 and covers approximately 18 square feet.  The Fargo total base rent is $18 per month.  Our HSP principal office is located in at 801 East Industrial Drive, Mount Pleasant, MI.  This lease expires in 2013 and covers approximately 10 square feet with base rent of $3 per month.  All leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities.  All offices have office, warehouse and training facilities.  In addition, the Company leases warehouses in its various markets of operation to facilitate storage of inventory and technician interface.  These warehouses have lease terms ranging from month to month to six years in duration with lease terms expiring through 2015.  The base rents at these facilities range from $1 to $8 per month.  The Company considers its current facilities adequate for its current needs and believes that suitable additional space would be available as needed.

Item 3

Legal proceedings (in thousands)

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $3,098 and $9,299 of accrued liabilities as of December 31, 2010 and 2009, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

The majority of the accrual as of December 31, 2009 related to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  Effective December 31, 2009, the Company settled in principal all of these claims with the exception of Gruchy v. DirecTech Northeast..  While the Company and its predecessors denied the allegations underlying the lawsuits, it agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, and other expenses and management time that would have to be devoted to protracted litigation.  The Company recorded the settlement of $6,729, net of imputed interest of $575 and including administration fees and estimated payroll taxes (see Note 2).  The aforementioned settlement was being paid in equal installments of $291 until December 2010 when the majority of the balance was paid off.  The remaining balance of the settlement as of December 31, 2010 is $355, which we expect to pay in 2011.  In December 2010, the Company settled the Gruchy case in principle for approximately $500, which will be paid during 2011.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC.  In relation to the settlement noted above, the Company offset $156 and $3,904 during the years ended December 31, 2010 and 2009, respectively.  The Company has recorded a receivable of $352 and $1,011 as of December 31, 2010 and 2009, respectively, which represents an estimate of the amount that will be recovered from DTHC including legal fees for the remaining litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP).  Multiband Corporation was not named in this complaint.  Various defendants in this matter have made requests to Multiband for advancement or reimbursement of legal fees to defend the case.  Two of those Defendants, Robert Eddy and Woody Bilyeu, have filed suit against DTHC, Multiband and certain Multiband operating subsidiaries for reimbursement of said fees.  In an ancillary count, Bilyeu has also filed suit seeking acceleration of his promissory note with DTHC which totals approximately $9,400 as of this writing.  The basis for these reimbursement requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband itself.  To date, Multiband has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) Similar indemnification agreements as the ones in question here were declared illegal under Federal law by a California federal appeals court; 2) The Company believes the primary remedy the DOL is seeking from the defendants is one of “disgorgement” from the individual DTHC shareholders; 3) Multiband has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and Multiband cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

Item 4

Reserved

PART II

Item 5

Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Through May 17, 2000, Multiband's common stock was traded and quoted on the OTC Bulletin Board(R) ("OTCBB") under the symbol "VICM."  From May 18, 2000 until August 21, 2000, the common stock was quoted under the VICM symbol on the Pink Sheets(R) operated by Pink Sheets LLC.  From August 21, 2000, to December 12, 2000, Multiband's common stock was traded and quoted on the OTCBB under the VICM symbol.  Since then, the stock has been traded and quoted on the NASDAQ Capital Market system.  In July 2004, the symbol was changed to MBND to coincide with the Company's name change to Multiband Corporation.  The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2010 and December 31, 2009, and, as provided by NASDAQ.

Quarter Ended	High Bid	Low Bid
December 31, 2010	$3.10	$1.66
September 30, 2010	$2.03	$1.33
June 30, 2010	$2.35	$1.36
March 31, 2010	$2.39	$1.84
December 31, 2009	$2.66	$1.67
September 30, 2009	$2.50	$1.81
June 30, 2009	$3.70	$1.85
March 31, 2009	$2.24	$1.15

As of March 15, 2011, Multiband had 918 shareholders of record of its common stock and 10,479,859 shares of common stock outstanding.  Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.  As of that date, five shareholders held a total of 14,171 of Class A Preferred, two shareholders held a total of 112,000 shares of Class C Preferred, two shareholders held a total of 195,000 shares of Class E Preferred, one shareholder held a total of 150,000 shares of Class F Preferred, one shareholders held a total of 10,000 shares of Class G Preferred, three shareholders held a total of 1.15 shares of Class H Preferred and one shareholder held a total of 100 shares of Class J Preferred.

Recent Sales of Unregistered Securities (in thousands, except for share amounts)

During the last three years the registrant has issued various securities that were not registered under the Securities Act.  The securities were offered and sold by us in reliance upon the exemptions provided under Section4(2) under the Securities Act relating to sales not involving any public offering, and/or Rule 506 of Regulation D under the Securities Act.  The certificates representing the securities sold bear a restrictive legend that prohibits transfer without registration or an applicable exemption.  All purchasers signed agreements stating that they were purchasing for investment purposes only and which contain restrictions on the transfer of the securities sold.

During 2010, the Company issued a total of 60,048 shares of common stock at various times worth a total of $114 to Mr. Frank Bennett, a director, in lieu of payment for dividends on Class E preferred stock.

During 2010, the Company issued a total of 315,616 shares of common stock at various times worth a total of $631 to DirecTECH Holding Company, Inc., in lieu of payment for dividends on Class J preferred stock.

In October 2010, the Company issued 20,000 shares of common stock worth $52 in lieu of payment for investor relation services.

In August 2010, the Company issued 103,164 shares of common stock worth $181 in connection with a purchase agreement entered into with Lincoln Park Capital Fund, LLC.

In June 2010, the Company issued 5,000 shares of common stock worth $10 in lieu of payment for consulting services.

In April 2010, the Company issued 12,000 shares of common stock worth $24 in connection with the acquisition of Hyatt Tech Systems.

In January 2010, the Company issued 50,000 shares of common stock worth $100 in lieu of payment for board of director services.

During 2009, the Company issued a total of 9,426 shares of common stock at various times worth a total of $19 to Mr. Frank Bennett, a director, in lieu of payment for dividends on Class E preferred stock.

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

The following chart summarizes certain terms of our outstanding preferred stock as of December 31, 2010.  The certificate of designation for each series should be carefully reviewed to determine exact rights and preferences of each class (in thousands, except share and liquidation preference amounts).

Class/ Series	Date of Issuance	Shares Outstanding(1)	Annual Dividend Rate	Number of shares issued upon conversion(2)	Liquidation Preference	Redeemable by Company
A	12/98	14,171	8% payable quarterly	1 shares	$148,796	Yes(4)
C	6/00	112,000	10% payable quarterly	.40 shares	1,120,000	Yes(5)
E	9/02	195,000	15% payable quarterly	—	1,950,000	Yes(5)
F	6/04	150,000	10% payable quarterly	1 shares	1,500,000	Yes(5)
G	9/04	11,595	8% payable quarterly	1.25 shares	115,950	—
H	11/04	1.23	6% payable semi-annually(3)	$1.00/share	123,000	Yes(6)(7)
J	12/09	100	8% payable quarterly(8)	50,000 shares	$10,000,000	No(7)
		482,867

Warrants to purchase shares of the Company's common stock were given with the issuance of Class A, Class B, Class D, Class G and Class H preferred stock and were valued at fair value using the Black Scholes pricing model.

(1)	All preferred stock is non-voting.

(2)	Preferred shares are convertible at any time. Figures are adjusted for a 1-for-5 reverse stock split of the Company’s common stock, effective August 7, 2007.

(3)	Dividends payable in common stock at a fixed rate of $1.00 per share.

(4)	Redeemable at $10.50 per share in accordance with the terms and conditions of the preferred stock certificate of designation.

(5)	Redeemable at $10.00 per share whenever the Company’s common stock price exceeds certain defined criteria and other terms and conditions of the preferred stock certificate of designation.

(6)	Redeemable at $100,000 per share in accordance with the terms and conditions of the preferred stock certificate of designation.

(7)	Redeemable at option of holder in accordance with the terms and conditions of the preferred stock certificate of designation.

(8)
Dividends are payable in cash or common stock at the Company’s sole discretion at a fixed rate of $2.00 per share; provided that the total number of shares that can be paid in such dividends may not exceed 750,000 shares.

The single Class F stockholder, at its sole discretion pursuant to a put option, can force the Company to redeem up to 50,000 Class F Preferred Shares (the equivalent of $500 worth).  This has been redeemed already.  Class H shareholders have the right to convert all or a portion of preferred shares upon the occurrence of a major transaction or triggering event as defined in the agreement and Multiband has the sole option to pay the redemption price in cash or shares of the Company’s common stock.  Class J shares have forced redemption rights at par, upon the occurrence of a major transaction or triggering event as defined in the agreement.  Classes G and J have no redemption “call” price.  Upon Multiband's call for redemption, the holders of the preferred stock called for redemption will have the option to convert each share of preferred stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by Multiband in its sole discretion.  Preferred stock not converted would be redeemed.

Our ability to issue preferred stock, or rights to purchase such shares, could discourage an unsolicited acquisition proposal. For example, we could impede a business combination by issuing a series of preferred stock containing, among other rights and preferences, class voting rights that would enable the holders of such preferred stock to block a business combination transaction.  Alternatively, we could facilitate a business combination transaction by issuing a series of preferred stock having sufficient voting rights to provide a required percentage vote of the shareholders.  Additionally, under certain circumstances, our issuance of preferred stock could adversely affect the voting power of the holders of our common stock. Although our board of directors is required to make any determination to issue any preferred stock based on its judgment as to the best interests of our shareholders, our board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our shareholders might believe to be in their best interests or in which shareholders might receive a premium for their stock over prevailing market prices of such stock. Our board of directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or applicable stock exchange requirements.

Item 6

Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".  The data has been derived from our consolidated financial statements and accompanying notes included elsewhere in this report.  The Statement of Operations data for the years ended December 31, 2007 and 2006 and the Balance Sheet data at December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements which are not contained in this filing.

Statement of Operations Data (in thousands except share and per share amounts)	2010	2009	2008	2007	2006
Revenues	$265,594	$268,994	$42,986	$15,086	$18,052
Cost of products and services (exclusive of depreciation and amortization listed separately below)	$186,294	$207,533	$28,426	$8,340	$8,281
Cost of products and services as % of revenue	70.14%	77.21%	66.13%	55.3%	45.9%
Selling, general and administrative expenses	$57,173	$57,778	$10,500	$8,888	$11,481
Selling, general and administrative as % of revenues	21.53%	21.55%	24.43%	58.9%	63.6%
Depreciation and amortization	$8,298	$10,906	$3,025	$3,624	$5,168
Impairment of assets	$160	$-	$132	$-	$2,262
Income (loss) from operations	$13,669	$(7,223)	$903	$(5,766)	$(9,140)
Other income (expense), net	$(4,091)	$(3,748)	$1,826	$(322)	$(1,046)
Income (loss) before income taxes and noncontrolling interest in subsidiaries	$9,578	$(10,971)	$2,729	$(6,088)	$(10,186)
Provision for (benefit from) for income taxes	$(5,116)	$406	$1,132	$-	$-
Income (loss) from continuing operations	$14,694	$(11,377)	$1,597	$(6,088)	$(10,186)
Discontinued operations	$-	$-	$-	$-	$2
Net income (loss)	$14,694	$(11,377)	$1,597	$(6,088)	$(10,184)
Less: Net income (loss) attributable to the noncontrolling interest in subsidiaries	$-	$(1,727)	652	-	-
Net income (loss) attributable to Multiband Corporation and subsidiaries	$14,694	$(9,650)	$945	$(6,088)	$(10,184)
Loss attributable to common stockholders	$13,206	$(10,020)	$(3,143)	$(8,389)	$(14,250)
Income (loss) per common share attributable to common stockholders - basic	$1.32	$(1.04)	$(.34)	$(1.16)	$(2.11)
Income (loss) per common share attributable to common stockholders - diluted	$.92	$(1.04)	$(.34)	$(1.16)	$(2.11)
Weighted average shares outstanding - basic	10,016,717	9,665,316	9,302,570	7,237,473	6,757,643
Weighted average shares outstanding - diluted	15,617,353	9,665,316	9,302,570	7,237,473	6,757,643

Balance Sheet Data	2010)	2009	2008	2007	2006
Working Capital (deficiency)	$(12,303	$(28,596)	$2,457	$(5,018)	$(5,294)
Total Assets	$111,668	$99,531	$26,043	$8,893	$17,986
Mandatory Redeemable Preferred Stock (1)	$-	$-	$150	$220	$280
Long-Term Debt, net (2)	$34,380	$34,709	$338	$119	$2,970
Capital Lease Obligations, net (2)	$356	$491	$317	$249	$492
Stockholders’ Equity	$20,243	$5,103	$5,642	$674	$5,659

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

Years Ended December 31, 2010 and December 31, 2009

Results of Operations (in thousands)

The following table sets forth certain items.

	2010	2009
Revenues
HSP	91.16%	90.64%
MDU	8.84%	9.36%
MBCorp	-%	-%
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization)
HSP	64.50%	70.94%
MDU	5.64%	6.21%
MBCorp	-%	-%
Total Cost of Products and Services (exclusive of depreciation and amortization)	70.14%	77.15%

Selling, General and Administrative Expenses	21.53%	21.48%
Depreciation and Amortization	3.12%	4.06%
Income (Loss) from Operations	5.15%	(2.69)%
Net Income (Loss)	5.53%	(4.23)%

Revenues

Total revenues from continuing operations decreased 1.3% from $268,994 in 2009 to $265,594 in 2010.  HSP segment had revenues of $242,127 in 2010 and $243,807 in 2009, a decrease of 1.0%.  This decrease is due to a reduction in DirecTV work order volume of approximately 8.9% partially offset by an increase in earned incentive revenue of approximately $6,000.  The Company expects HSP segment revenues will remain consistent in 2011.  The MDU segment had revenues of $23,467 in 2010 and $25,187 in 2009, at a decrease of 6.8%.  This decrease is primarily due to reduced DTV upgrade subsidies of approximately $1,950 and reduced DTV MDU subscriber activations as a result of more stringent DTV credit standards.  The Company believes it can ultimately increase revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.  However, due to the aforementioned stringent DirecTV credit standards, reduced DTV MDU subscriber activations and anticipated weakness in the economy, the Company expects MDU revenues to be relatively constant in 2011.

Costs of Products and Services (exclusive of depreciation and amortization)

Total costs of products and services were $186,294 in 2010 compared to $207,533 in 2009, a decrease of 10.2%.  This reduction is attributable to improved inventory controls which has decreased cost of products and services approximately $11,766 for the year ended December 31, 2010 as compared to the same period last year, as well as a reduction in damage claims of $1,145, fleet costs of $2,045, and technician payroll of $1,905.  Cost of products and services for the year ended December 31, 2010, were $171,310 for the HSP segment compared to the $190,818 for the year ended December 31, 2009, a 10.2% decrease.  This decrease is the result of reduced costs due to the decrease in work order volume and improvements in inventory controls.  During 2011, the Company expects HSP cost of products and services to increase relative to revenue as the Company, pursuant to anticipated employee turnover, continues to hire and train new technicians to service expected job volumes.  Cost of products and services for the year ended December 31, 2010 were $14,984 for the MDU segment, compared to $16,715 in the prior year, a 10.4% decrease.  These decrease is a result of fewer upgrade subsidy payments to dealers and fewer subscriber activations.  In 2011, the Company expects MDU cost of products and services to be relatively constant in relation to revenue.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased 1.0% to $57,173 in 2010, compared to $57,778 in 2009.  Selling, general and administrative expenses were, as a percentage of revenues, 21.5% for 2010 and 2009, respectively.  Selling, general and administrative expenses as a percentage of revenue is comparable primarily due to decreased insurance and telephone expense of approximately $3,400 offsetting increases in wage and legal expense.  In 2010, the Company renegotiated several contracts with telephone providers as well as changed its mobile phone policies.  It also changed its workers compensation policy.  The Company is self-insured for workers compensation claims up to $250 plus administrative expenses, for each occurrence involving workers compensation claims since the beginning of 2010.  The Company anticipates that during 2011, selling, general and administrative expenses will remain consistent as a percentage of overall revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased 23.9% to $8,298 for the year ended December 31, 2010, as compared to $10,906 for the year ended December 31, 2009.  Effective October 1, 2010, the Company signed a new HSP contract with DirecTV (see Note 15).  Due to the new contract, the amortization period of the DirecTV contract-related intangibles was extended an additional 17 months to September 30, 2015, bringing the amortization period to 77 months.  During 2011, depreciation and amortization expense is expected to decrease slightly due to certain assets becoming fully amortized and the extension of the aforementioned amortization period.

Income (Loss) from Operations

The Company, in 2010, earned an income from operations for its combined operating business segments of $13,669 compared to incurring a loss from operations of $7,223 during 2009.  The HSP segment for the year ended December 31, 2010 had an income from operations of $20,737, compared to a loss from operations of $2,397 for the year ended December 31, 2009.  This improvement is primarily due to increased incentive revenue, improved inventory control and reduced technician training expense.  The HSP segment is expected to maintain its profitability through 2011.  The MDU segment incurred a loss from operations of $2,338 in 2010 compared to a loss from operations of $1,038 in 2009 primarily due to reduced DTV subsidies and reduced DTV MDU subscriber activations due to more stringent DirecTV credit standards.  The Company plans to mitigate its loss in the MDU segment in future periods by growing its subscriber base at existing properties since the on-going selling, general and administrative expenses to service those subscribers is more fixed than variable.  The Multiband Corporation segment, which has no revenues, showed a loss from operations of $4,730 in 2010 compared to a loss of $3,788 for the same period last year.  The MBCorp segment loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels.

Interest Expense

Interest expense was $4,202 for 2010 versus $4,104 for 2009.  Imputed interest discount was $0 and $35 for the years ended December 31, 2010 and 2009, respectively.

Noncontrolling Interest

The noncontrolling interest in subsidiaries on December 31, 2010 and 2009, was $0, respectively, after the Company purchased the remaining 20% of the issued and outstanding shares of common stock of all of the DTHC (DirecTECH) operating subsidiaries and reclassified $5,996 of noncontrolling interest to Multiband’s controlling interest on December 17, 2009.  The net loss attributable to the noncontrolling interest in subsidiaries for the years ended December 31, 2010 and 2009 was $0 and $1,727, respectively.

Income taxes

We have recorded an income tax benefit of $5,116 for the year ended December 31, 2010 compared to income tax expense of $406 for the year ended December 31, 2009.  The Company regularly assesses the likelihood that our deferred tax assets will be recovered from future taxable income.  The Company considers future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred tax assets for amounts that are unable to be realized.  Based on management’s assessment of all available evidence, including previous years’ income, estimates of future profitability and the overall prospects of our business, the Company determined that the Company will be able to realize a portion of our deferred tax assets in the future, and as a result recorded a $5,116 income tax benefit for the year ended December 31, 2010 which includes a $12,400 release of the valuation allowance.  Based on existing contracts, the Company used a discounted projection of revenue and expenses, over the next five years, which approximates the remaining life of our HSP contract with DIRECTV including the one year renewal term, to determine the level of existing net operating loss carryforward we will be able to offset against taxable income in that period.  The Company will continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against our gross deferred tax assets.  The Company would adjust its valuation allowance in the period the determination was made.

The Company has federal net operating losses of approximately $58,213 and state net operating losses of approximately $44,631, which, if not used, will expire from 2011-2029.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  The Company has performed an IRC Section 382 study and determined that a total of four ownership changes had occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of approximately $48,700, consisting of annual amounts of approximately $9,000 per year for each of the years 2010-2012, $3,700 in 2013 and $1,100 per year thereafter.  State net operating losses are limited to a total of approximately $21,500. We believe that approximately $20,000 of federal net operating losses and $29,000 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years. The amount of the deferred tax asset not expected to be realized is reported net of a valuation allowance.

Net Income (Loss)

The Company earned a net income of $14,694 in 2010.  The Company incurred a net loss of $11,377 in 2009.

Total Assets

The following table sets forth certain items.

Total Assets	2010	2009
HSP	$82,244	$84,474
MDU	11,118	12,547
MBCorp	18,306	2,510
Total Assets	$111,668	$99,531

Years Ended December 31, 2009 and December 31, 2008

Results of Operations (in thousands)

The following table sets forth certain items.

	2009	2008
Revenues
HSP	90.64%	55.12%
MDU	9.36%	44.88%
MBCorp	-%	-%
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization)
HSP	70.94%	37.83%
MDU	6.21%	28.30%
MBCorp	-%	-%
Total Cost of Products and Services (exclusive of depreciation and amortization)	77.15%	66.13%

Selling, General and Administrative Expenses	21.48%	24.43%
Depreciation and Amortization	4.06%	7.04%
Income (Loss) from Operations	(2.69)%	2.10%
Net Income (Loss)	(4.23)%	3.72%

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

Management consulting income

During the year ended December 31, 2008, Multiband recorded a performance bonus as part of the management consulting agreement with DTHC of $2,366 which was paid via reduction of the debt incurred in the acquisition of NC (see Note 2 and 16).  The Company recorded this consulting income as part of other income and expense on the statement of operations because the income does not constitute the entity’s ongoing major or central operations.  The consulting income was not a reimbursement of direct expenses.  In 2009, due to the acquisition of majority ownership of former subsidiaries of DTHC, the Company’s consulting agreement with DTHC was terminated and no income was earned during that comparable year.  This income is part of the Multiband Corp. business segment.

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

Net Income (Loss)

The Company incurred a net loss of $11,377 in 2009.  The Company incurred a net income of $1,597 in 2008.

Total Assets

The following table sets forth certain items.

Total Assets	2009	2008
HSP	$84,474	$13,005
MDU	12,547	7,471
MBCorp	2,510	5,567
Total Assets	$99,531	$26,043

Related Party Transactions

During 2008, the Company did have certain transactions with DTHC as described above.  In January 2009, the Company purchased 80% of the operating subsidiaries of DTHC and then purchased the remaining 20% in December 2009 (see Note 2).  The following table is a condensed statement of operations for the year ended December 31, 2008, which presents the proforma financial results for the Company excluding all 2008 transactions with DTHC (unaudited):

	As reported	Less: DTHC Related	(unaudited) Proforma
Revenues	$42,986	$(3,333)	$39,653
Cost of products and services (exclusive of depreciation and amortization shown separately below)	28,426	(2,895)	25,531
Selling, general and administrative	10,500	750	11,250
Management consulting income	2,366	(2,366)	-

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ended December 31, 2010.  This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter (in thousands, except per share amounts).

	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Revenues:
Multiband	$-	$-	$-	$-	$-	$-	$-	$-
MDU	$6,663	$5,766	$5,517	$5,521	$6,562	$6,595	$6,705	$5,325
HSP	$63,920	$64,109	$59,371	$54,727	$61,457	$64,826	$60,691	$56,833
Total Revenues	$70,583	$69,875	$64,888	$60,248	$68,019	$71,421	$67,396	$62,158
Cost of Products and services (exclusive of depreciation and amortization shown separately below)	$49,102	$49,425	$43,814	$43,953	$48,678	$54,645	$56,894	$47,316
Selling, General and Administrative Expense	$15,476	$14,680	$13,500	$13,517	$14,755	$13,774	$15,509	$13,740
Depreciation and Amortization	$1,689	$2,027	$2,146	$2,436	$2,504	$2,414	$2,703	$3,285
Impairment of Assets	$160	$-	$-	$-	$-	$-	$-	$-
Income (Loss) from Operations	$4,156	$3,743	$5,428	342	$2,082	$588	$(7,710)	(2,183)
Interest Expense	$(987)	$(1,026)	$(1,066)	$(1,123)	$(1,333)	$(1,026)	$(890)	$(855)
Other Income (Expenses)	$54	$24	$16	$17	$(87)	$85	$101	$257
Income (Loss) Before Income Taxes and Noncontrolling Interest In Subsidiaries	$3,223	$2,741	$4,378	$(764)	$662	$(353)	$(8,499)	$(2,781)
Provision(benefit) for Income Tax	$(8,872)	$1,573	$1,983	$200	$(168)	$372	$102	$100
Net Income (Loss)	$12,095	$1,168	$2,395	$(964)	$830	$(725)	$(8,601)	$(2,881)
Less: Net Income (Loss) attributable to the Noncontrolling Interest in Subsidiaries	$-	$-	$-	$-	$317	$(266)	$(1,482)	$(296)
Net Income (Loss) attributable to Multiband Corporation and Subsidiaries	$12,095	$1,168	$2,395	$(964)	$513	$(459)	$(7,119)	$(2,585)
Income (Loss) attributable to common stockholders	$11,747	$760	$2,044	$(1,345)	$357	$(529)	$(7,190)	$(2,658)
Income (Loss) per common share attributable to common stockholders – basic	$1.14	$0.08	$0.21	$(0.14)	$0.04	$(0.05)	$(0.75)	$(0.28)
Income (Loss) per common share attributable to common stockholders – diluted	$0.73	$0.07	$0.15	$(0.14)	$0.04	$(0.05)	$(0.75)	$(0.28)
Weighted average shares outstanding – basic	10,275	10,084	9,912	9,791	9,701	9,659	9,651	9,650
Weighted average shares outstanding – diluted	16,539	15,202	15,040	9,791	10,577	9,659	9,651	9,650

Liquidity and Capital Resources (in thousands)

Year Ended December 31, 2010

During the years ended December 31, 2010 and 2009, the Company recorded a net income of $14,694 and a net loss of $11,377, respectively. Net cash provided by operations in 2010 was $11,745 as compared to net cash used by operations in 2009 of $3,924.  Principal payments on current long-term debt, short-term debt, short-term debt to a related party and capital lease obligations over the next 12 months are expected to total $1,153.

In May 2009, the Company paid off its then existing loan with Convergent Capital Partners I, L.P., and entered into a new $5,000 loan facility with a different lender due in December 2012.  That new facility has a rolling quarterly positive EBITDA covenant which the Company was in compliance with as of December 31, 2010.

Cash and cash equivalents totaled $1,204 at December 31, 2010 versus $2,240 at December 31, 2009.  Working capital deficit at December 31, 2010 was $12,303 as compared to $28,596 at December 31, 2009 primarily due to the positive effect of net income.  Net cash used by investing activities totaled $1,341 for the year ended December 31, 2010, compared to $3,452 for the year ended December 31, 2009, related to property and equipment acquisitions.

In 2011, the Company intends to focus on maintaining profitability in its HSP business segment.  With regards to its MDU business segment, the Company, in 2011, believes it can modestly grow both owned and managed subscriber revenues through increased marketing and customer penetrations of previously built out properties.  The Company believes it can increase managed subscriber revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network.

The Company used $1,304 for capital expenditures during 2010, as compared to $2,937 in 2009.  Capital expenditures consisted of property build-outs and equipment acquired for internal use.  This decrease was related to a reduced amount of company funded build outs to MDU properties during 2010.  In 2011, the Company estimates that it will have approximately $300 of additional capital expenditures which the Company intends to fund through leasing and/or cash on hand.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued profitability in the Company’s HSP segment.

2.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.

3.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.

4.	Expand call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

5.	Solicit additional equity investment in the Company by issuing either preferred or common stock.

6.	Effective tax planning and utilization of the Company’s net operating loss carryforwards to realize maximum tax savings.

On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company.  If declared effective by the SEC, the Company would use any proceeds from this agreement for working capital to support current operations and for other general corporate purposes; which may involve expansion of those operations and/or reduction of existing debt.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (SEC) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 25-month period to sell our shares of common stock to LPC in amounts up to $500 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $10,000 (see Note 15).  As of this writing, the registration statement has not been declared effective but is pending under SEC review.

The Company, as of December 31, 2010, needs to continue to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations.  Since the Company acquired significant assets in its purchase of 100% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets.  Management believes that through a combination of leveraging assets, its cash on hand, greater expense control, recent positive operating income, and potential sales of common and/or preferred stock, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

Critical Accounting Policies

Inventories

The Company’s inventories are segregated into three major categories.  Serialized DirecTV inventories consist primarily of satellite receivers and similar devices.  Non-serialized DirecTV inventories consist primarily of satellite dishes, poles and similar devices which are supplied by DirecTV.  Other inventory consists primarily of cable, switches and various small parts used in the installation of DirecTV satellite dishes.  Inventory is priced using a standard cost, which approximates actual costs, determined on a first-in first-out basis.

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment, leasehold improvements and intangibles, subject to amortization.  At December 31, 2010, the Company had net property and equipment of $7,177 which represents approximately 6.05% of the Company's total assets.  At December 31, 2010, the Company had net intangibles of $17,435 which represented approximately 15.6% of the Company’s total assets (see Note 1).  The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

For the HSP segment, the income approach was used to measure fair value for those long-lived assets.  The income approach was based on the present value of five years of future cash flows with an assumed growth of up to 3% while applying a discount rate.  For the MDU segment, the market approach considering market multiples from comparable transactions were used to measure fair value of those long-lived assets.  Comparable transactions were identified based on their similarities to the reporting unit with similar features, age of equipment, and length of ROE contracts.  In 2010, the Company recorded an impairment charge related to two work in process build-out assets of $135.  The owners of the MDU properties are currently in financial distress.  The build-outs may not ever be completed.  The Company estimates that the full value of the work in process may not be recognized and has recorded an impairment charge against the value of the work in process.  In 2010, the Company did not record any impairment to long-lived assets related to the HSP segment.  There was no impairment recorded for either segment at December 31, 2009 and 2008.

Impairment of Goodwill

In accordance with ASC Topic No. 350, Intangibles-Goodwill and Other, goodwill and intangible assets without a defined life shall not be amortized over a defined period, but instead must be tested for impairment at least annually.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  The goodwill impairment test is a two-step impairment test.  In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance.  Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $38,042 as of December 31, 2010, may be impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  During the year ended December 31, 2010, the Company recorded an impairment charge of $25 on the goodwill related to the US Install purchase.  During the year ended December 31, 2009, the Company did not record any impairment related to goodwill.  In 2008, the Company recorded an impairment charge of $50 on the goodwill related to the US Install purchase and the remaining goodwill balance of $17 from a previous acquisition.

Group Health and Workers’ Compensation Insurance Coverage

The Company uses a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks. The Company records liabilities for claims reported and claims that have been incurred but not reported, based on historical experience and industry data.

Insurance and claims accruals reflect the estimated cost for group health and workers’ compensation claims not covered by insurance.  The insurance and claims accruals are recorded at the estimated ultimate payment amounts.  Such insurance and claims accruals are based upon individual case estimates and estimates of incurred-but-not-reported losses using loss development factors based upon past experience and industry data.

During 2010, the Company is self-insured for workers compensation claims up to $250 plus administrative expenses, for each occurrence involving workers compensation claims since that date.  During 2009, in certain states, the Company was self-insured for workers’ compensation liability claims up to $100, plus administrative expenses, for each occurrence involving workers’ compensation claims since February 1, 2009.

The Company is self-insured for health insurance covering the range of liability up to $275 per claim where our management expects most claims to occur.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.

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

Income Taxes

The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income.  The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes for these amounts that are more likely than not, unable realized.  Based upon the Company’s assessment of all available evidence, including previous years’ income, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that the Company will be able to realize a portion of the deferred tax assets in the future, and as a result recorded $5,116 of income tax benefit for the year ended December 31, 2010, which includes a $12,400 release of the valuation allowance.  Based on existing contracts, the Company used a discounted projection of its revenue and expenses over the next five years, which approximates the remaining life of our HSP contract with DIRECTV including the one year renewal term, to determine the level of existing net operating loss carryforwards it will be able to offset against taxable income in that period.  The Company also analyzed its other deferred tax assets and liabilities outstanding at December 31, 2010.  A portion of the valuation allowance was removed for the amount projected to reverse. As of December 31, 2009, the Company believed it was more likely than not that it would be unable to fully utilize the deferred tax assets. Accordingly, a full valuation allowance against its deferred tax assets was recorded as of that date. At December 31, 2010 and 2009, the valuation allowance was $14,401 and $23,070, respectively.

Disclosures about Contractual Obligations and Commercial Commitments (in thousands)

The following summarizes our contractual obligations at December 31, 2010, and the effect these contractual obligations including interest payments are expected to have on our liquidity and cash flows in future periods:
	Total	1 Year or Less	2-3 Years	4-5 Years	Over 5 Years
Operating leases - buildings	$4,889	$1,846	$2,317	$668	$58
Related party debt – short term	793	793	-	-	-
Long-term debt	6,566	783	5,722	8	53
Long-term debt, related party	34,375	2,463	31,912	-	-
Capital leases	892	503	367	22	-
Totals	$47,515	$6,388	$40,318	$698	$111

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company implemented the following major initiatives which served to strengthen its system of internal control over financial reporting (“ICFR”).

During 2010, the Company made an improvement in its inventory accounting system wherein physical inventory adjustments were more clearly and specifically identifiable to the approved actual counts of warehouse and technician inventory items.  This improvement was directed specifically at the inventories of the HSP segment.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”).  Based upon this evaluation, management concluded that the Company’s internal control was effective as of December 31, 2010.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B

Other Information

None.

PART III

Item 10 Directors, Executive Officers, and Corporate Governance

Listed below is certain information concerning the Company’s board of directors and executive officers as of December 31, 2010.  Each director is elected for a term of one year.  Yearly elections are held at the annual meeting.

Name	Age	Position	Director Since
James L. Mandel	54	Chief Executive Officer and Director	1998
Steven M. Bell	51	General Counsel, Chief Financial Officer and Director	1994
Henry Block	52	Vice President of Marketing	—
David Ekman	49	Chief Information Officer	—
Kent Whitney	51	Chief Operating Officer	—
Frank Bennett	53	Director	2002
Jonathan Dodge	63	Director	1997
Eugene Harris	46	Director	2004
Donald Miller	70	Chairman of the Board of Directors	2001

James Mandel has been the Chief Executive Officer and a Director of Multiband since October 1, 1998.  From October 1991 to October 1996, he was Vice President of Systems for Grand Casinos, Inc., a gaming company.  Mr. Mandel serves on the Board of Directors of New Market Technology, Inc., a global small business incubator, GeoSpan Corporation, a geospatial imaging company and Independent Multi-Family Communications Council, a national trade group for the private cable industry.  Among other attributes, skills and qualifications, the Board believes that Mr. Mandel is qualified to serve as a Director based on his long service to Multiband both as its Chief Executive Officer and as a Director, and his resulting deep familiarity with Multiband’s operations and its industry.  In addition, his prior executive management experience in the casino industry and his current experiences as a private company director of companies in industries different than Multiband’s industry provide the Board with a broad range of knowledge regarding management and operational strategies.

Steven M. Bell was General Counsel of Multiband from June 1985 through October 1994, at which time he also became Chief Financial Officer.  He is a graduate of the University of Minnesota and William Mitchell College of Law.  Among other attributes, skills and qualifications, the Board believes that Mr. Bell is qualified to serve as a Director based on his extensive service to Multiband as its General Counsel, Chief Financial Officer and as a Director, and his unique experience and knowledge of Multiband’s history, operations, and industry.  As the Chief Financial Officer, Mr. Bell also brings significant financial and legal expertise to the Board.

Henry Block has been the Vice President of Marketing since January 2008.  He served as President of Michigan Microtech, Inc., a former subsidiary of DirecTECH Holdings Company, Inc. from 1980 to 2005.  Mr. Block continues to serve on the Board of Directors of DirecTECH Holding Company, Inc.

Dave Ekman is the Chief Information Officer of Multiband.  He founded a computer company that subsequently merged with Vicom, Incorporated, Multiband’s predecessor, in November 1999, at which time he joined Multiband.  He serves on the Board of Trustees of the North Dakota State University Development Foundation.

Kent Whitney is the Chief Operating Officer of Multiband.  He joined Multiband in 2004 as Vice President of Operations.  In 1994, Mr. Whitney became a DirecTV retail television receive-only dealer.  In 1996, he joined Pace Electronics, an electronics contract manufacturing company, and was General Manager and later Vice President.  In 1998, Mr. Whitney co-founded Minnesota Digital Universe (MNMDU), a current Multiband subsidiary.  Mr. Whitney has served on the Board of Directors of the Satellite Broadcasting & Communications Association and the Independent Multi-Family Communications Council.

Frank Bennett has been a Director of Multiband since 2002 and is the Chairman of Multiband’s Audit and Nominating Committees.  Mr. Bennett is President of Artesian Management, Inc., a private equity investment firm.  Prior to founding Artesian Management in 1989, he was a Vice President of Mayfield Corporation, a venture capital firm, and a Vice President of Corporate Finance of Piper Jaffray & Co. and a Vice President of Piper Jaffray Ventures, Inc.  Among other attributes, skills and qualifications, the Board believes that Mr. Bennett is qualified to serve as a Director and as Chairman of Multiband’s Audit Committee based on his financial expertise and knowledge of investment banking, finance and raising capital.  In particular, he has assisted management with structuring debt and equity offerings. The Board also believes that Mr. Bennett is qualified to serve on the Nominating Committee based on the diverse experience he has gained at companies throughout his career and through his service on Multiband’s Board.

Jonathan Dodge has been a Director of Multiband since 1997 and is a member of the Audit and Compensation Committees.  He is a senior partner at Brunberg, Blatt and Company, an accounting firm.  Previously, he was a partner with McGladrey and Pullen, an accounting firm, and Dodge & Fox C.P.A.  Mr. Dodge is a member of the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants for which he has served on the ethics and the tax conference committees.  He serves on four other boards in the Minneapolis-Saint Paul area.  Among other attributes, skills and qualifications, the Board believes that Mr. Dodge is qualified to serve as a Director and as a member of the Audit Committee based on his financial expertise as a certified public accountant, including his thorough understanding of financial statements, corporate accounting and finance, financial reporting and internal controls. The Board also believes that Mr. Dodge is qualified to serve on the Compensation Committee based on his lengthy business experience and service on Multiband’s Board and on other, private company boards.

Eugene Harris has been a Director of Multiband since April 2004 and is Chairman of the Compensation Committee and a member of the Nominating Committee.  He is the Managing Member of Step Change Advisors, LLC, a portfolio management and financial consulting company.  Prior to forming Step Change Advisors, LLC, Mr. Harris was Chief Operating Officer of Fulcrum Securities and President of Fulcrum Advisory Services.  Mr. Harris joined Fulcrum in 2007 after spending four years at Flagstone Securities.  Mr. Harris joined Flagstone after 10 years as the majority shareholder of Eidelman, Finger, Harris & Co., a registered investment advisor.  Prior to joining Eidelman, Finger, Harris & Co., Mr. Harris held positions in general management and new business development for the Monsanto Company, an agricultural products company, from 1990 to 1994.  He also was an Associate Consultant with Bain and Co. from 1986 to 1988.  He is a Chartered Financial Analyst and is a member of the Financial Analysts Federation.  He serves on the Board of Directors of the Business Bank of St. Louis and Fulcrum Capital Corp.   Among other attributes, skills and qualifications, the Board believes that Mr. Harris is qualified to serve as a Director and to chair the Compensation Committee based on his financial expertise.  The Board also believes that Mr. Harris is qualified to serve on the Nominating Committee based on the significant management and operational experience gained throughout his career across a range of industries, and through his service on Multiband’s Board and on other, private company boards.

Donald Miller has been a Director of Multiband since September 2001 and is Chairman of the Board of Directors and a member of the Audit and Compensation Committees.  Mr. Miller worked for Schwan’s Enterprises from 1962 to 2007, primarily as Chief Financial Officer.  He serves on the Board of Directors of Schwan’s Enterprises and is the Chairman of the Finance Committee and a member of the Audit and Risk Committees.  Mr. Miller also serves on the Board of Directors of FoodShacks, Inc., a restaurant chain company and Webdigs, Inc., a real estate company, and is on the Audit Committee of Webdigs, Inc.  Among other attributes, skills and qualifications, the Board believes that Mr. Miller is qualified to serve as Chairman of the Board based on his extensive business experience, financial literacy and tenure with Multiband.  The Board also believes that Mr. Miller is qualified to serve on the Audit Committee due to his financial expertise, having served as the Chief Financial Officer of another company for several decades and his service on other audit committees, and that Mr. Miller is qualified to serve on the Compensation Committee due to his experience serving as a public and private company director.

The Company knows of no arrangements or understandings between a director and any other person pursuant to which any person has been selected as a director.  There is no family relationship between any of the directors or executive officers of the Company.

Board of Directors and its Committees

The Board of Directors met five times in 2010.  As permitted by Minnesota Law, the Board of Directors also acted from time to time during 2010 by unanimous written consent in lieu of conducting formal meetings.  Last year, there was one such action and accompanying Board Resolution passed.  The Board has designated an audit committee consisting of Jonathan Dodge, Donald Miller and Frank Bennett.  The Board also designated a Compensation committee consisting of Jonathan Dodge, Eugene Harris, and Donald Miller.  Frank Bennett and Eugene Harris were also designated to the nominating committee.

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

Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  Five of our directors attended our Annual Meeting in 2010.

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

Our Audit Committee met six times during 2010.  The Audit Committee is comprised entirely of individuals who meet the independence and financial literacy requirements of NASDAQ listing standards.  Our Board has determined that all three members, Jonathan Dodge, Donald Miller, and Frank Bennett qualify as an "audit committee financial expert" independent from management as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933, as amended.  The Company acknowledges that the designation of the members of the audit committee as financial experts does not impose on them any duties, obligations or liability that are greater than the duties, obligations and liability imposed on them as a member of the audit committee and the Board of Directors in the absence of such designation.

Report of the Audit Committee
April 6, 2011
To the Board of Directors of Multiband Corporation:

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices of the Company.  During the year ended December 31, 2010, the committee met six times, and Frank Bennett, as the Audit Committee chair and representative of the Audit Committee, discussed the interim financial information contained in quarterly and annual filings on Forms 10Q and 10K, respectively, with the Company’s Chief Financial Officer and the Company’s independent registered public accounting firm prior to public release.

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

The audit committee discussed and reviewed with the Company’s independent registered public accounting firm all communications required by generally accepted auditing standards and, both with and without management present, discussed and reviewed the results of the independent registered public accounting firms’ examination of the Company’s consolidated financial statements.  The audit committee reviewed the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2010 with management and the independent registered public accounting firm.  Management has the responsibility for the preparation of the Company’s consolidated financial statements and the Company’s independent registered public accounting firm has the responsibility for the examination of those statements.

Based on the review referred to above and discussions with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the Securities and Exchange Commission.  The Audit Committee also recommended the reappointment, subject to shareholder approval, of the independent registered public accounting firm and the Board of Directors concurred in such recommendation.

THE AUDIT COMMITTEE

Frank Bennett, Chairman Jonathan Dodge Donald Miller

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

Director Nomination Procedures

Director Manager Qualifications:  The Company's Nominating Committee has established policies for the desired attributes of our Board as a whole.  The Board will seek to ensure that a majority of its members are independent as defined in the NASDAQ listing standards.  Each member of our Board must possess the individual qualities of integrity and accountability, informed judgment, financial literacy, high performance standards and must be committed to representing the long-term interests of the Company and the shareholders.  In addition, Directors must be committed to devoting the time and effort necessary to be responsible and productive members of our Board.  Our Board values diversity, in its broadest sense, reflecting, but not limited to, profession, geography, gender, ethnicity, skills and experience.

Identifying and Evaluating Nominees:  The Nominating Committee regularly assesses the appropriate number of Directors comprising our Board, and whether any vacancies on our Board are expected due to retirement or otherwise.  The Nominating Committee may consider those factors it deems appropriate in evaluating Director candidates including judgment, skill, diversity, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience.  Depending upon the current needs of our Board, certain factors may be weighed more or less heavily by the Nominating Committee.  In considering candidates for our Board, the Nominating Committee evaluates the entirety of each candidate's credentials and, other than the eligibility requirements established by the Nominating Committee, does not have any specific minimum qualifications that must be met by a nominee.  The Nominating Committee considers candidates for the Board from any reasonable source, including current Board members, shareholders, professional search firms or other persons.  The Nominating Committee does not evaluate candidates differently based on who has made the recommendation.  The Nominating Committee has the authority under its charter to hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates.

Charter of the Nominating Committee:  A copy of the charter of the Nominating Committee is available on our website at www.multibandusa.com.

Code of Ethics for Senior Financial Management

Our Code of Ethics for Senior Financial Management applies to all of our executive officers, including our Chief Executive Officer and our Chief Financial Officer, and meets the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website at www.multibandusa.com .  We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within four business days following the amendment or waiver.

Compensation Discussion and Analysis

Our compensation committee

•	reviews and recommends the compensation arrangements for management, including the compensation for our Chief Executive Officer; and

•	establishes and reviews general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals.

We are committed to attracting, hiring and retaining an experienced management team that can successfully sell and operate our services.  The fundamental policy of our compensation committee is to provide our executive officers with competitive compensation opportunities based upon their contribution to our development and financial success and long-term stockholder interest, as well as each officer’s personal performance.  The compensation package for each executive officer is comprised of three elements (i) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry; (ii) potential for cash bonus payments contingent upon specific corporate and individual milestones; and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and our shareholders.

At the beginning of each year, certain performance objectives are set by the compensation committee for management.  2010 corporate objectives included goals based on subscriber sales and certain financial metrics.  By year end, the compensation committee reviews the performance of the Company against the corporate objectives and reviews the performance of each executive officer against their individual objectives.  Based upon results achieved, the executive officers may receive part or all of a targeted bonus award.

Our compensation committee met one time during 2010.  The compensation committee is comprised entirely of non-employee Directors who meet the independence requirements of the NASDAQ listing standards.  The compensation committee is comprised of Jonathan Dodge, Eugene Harris, and Donald Miller.

Item 11. Executive and Director Compensation

Summary Compensation Tables (in thousands)

The following table sets forth certain information relating to the remuneration paid by the Company to its executive officers whose aggregate cash and cash-equivalent remuneration approximated or exceeded $100 during the Company’s fiscal years ended December 31, 2010 and 2009.

Name and principal position	Year	Salary	Bonus	Stock awards	(1) Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other Compensation	Total
James Mandel	2010	$450	$155	$397	$207	$-	$-	$12	$1,221
Chief Executive Officer	2009	395	230	-	125	-	-	12	762

Steven Bell	2010	315	150	-	-	-	-	12	477
Chief Financial Officer	2009	311	100	-	68	-	-	12	491

Henry Block	2010	341	-	-	34	-	-	2	377
Vice President of Marketing	2009	338	-	-	-	-	-	-	338

Dave Ekman	2010	185	30	-	67	-	-	7	289
Chief Information Officer	2009	158	13	-	-	-	-	5	176

Kent Whitney	2010	158	27	-	135	-	-	2	322
Chief Operating Officer	2009	136	25	-	-	-	-	-	161

(1)
The amounts in this column are calculated based on fair value and equal the financial statement compensation expense as reported in our 2010 and 2009 consolidated statement of operations for the fiscal years.

DIRECTOR COMPENSATION (in thousands)

Outside Directors were each paid an annual cash fee in lieu of restricted stock of $100, an annual retainer varying from $40 to $72, annual chair meeting fees of $8, $5 and $5 for audit, compensation and nominating meeting chairs, respectively and non-chair per meeting fees of $1 per meeting for all committees in 2010.  Awards or options to Directors are determined by the Board's Compensation Committee.  Each Director is entitled to reimbursement for his reasonable out of pocket expenses incurred in relation to travel to and from board meetings.

Name	Fees earned or paid in cash	Stock awards	(1) Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	(2) All other compensation	Total
F Bennett	$43	$25	$17	$-	$-	$-	$85
J Dodge	35	25	17	-	-	1	78
E Harris	31	25	17	-	-	1	74
D Miller	52	25	17	-	-	2	96

(1)
The amounts in this column are calculated based on fair value and equal the financial statement compensation expense as reported in our 2010 consolidated statement of operations for the fiscal year.  Total board of directors options outstanding at December 31, 2010 are 288,400.

(2)	Represents payment of expenses incurred in conjunction with attending board meetings.

Director Independence

The Board has determined that a majority of its members are “independent” as defined by the listing standards of the NASDAQ Stock Market.  The independent Directors are Messrs. Frank Bennett, Jonathan Dodge, Eugene Harris and Donald Miller.  Both Messrs. Bennett and Harris have extensive backgrounds in investment banking, finance and raising capital.   They have been valuable to the Company in advising management how to structure various debt and equity offerings.  Mr. Miller was CFO for a large private company and advises the Company with regards to its financial and management reporting.  Mr. Dodge has extensive experience in the tax field and assists the Company on an ongoing basis with answering various tax questions and suggesting various tax strategies.

2010 Grants of Plan-Based Awards (in thousands, except shares and per share amounts)

The following table sets forth information on grants of plan-based awards in 2010 to the named executive officers.

			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other	All Other	Exercise or	Grant Date Fair Value of Stock
Name	Grant Date		Threshold (#)	Target (#)	Maximum (#)	Stock Awards (#)	Option Awards (#)	base price of award ($/sh)	and Option Awards ($)
James L. Mandel	1/5/10	(1)	84,375	84,375	84,375	-	-	$2.00	$128
	1/5/10	(2)	84,375	84,375	84,375	-	-	-	169
	1/11/10	(3)	120,000	120,000	120,000	-	-	-	228
	2/10/10	(4)	59,211	59,211	59,211	-	-	1.90	79

David Ekman	4/1/10	(5)	50,000	50,000	50,000	-	-	1.85	67

Henry Block	4/1/10	(5)	25,000	25,000	25,000	-	-	1.85	34

Kent Whitney	4/1/10	(5)	100,000	100,000	100,000	-	-	1.85	135

(1)	The exercise price of these stock options is $2.00 with a grant date fair value of $1.5195 per share based on the Black-Scholes option pricing model.

(2)	The exercise price of this restricted stock grant is $2.00.

(3)	The exercise price of this restricted stock grant is $1.90.

(4)	The exercise price of these stock options is $1.90 with a grant date fair value of $1.3345 per share based on the Black-Scholes option pricing model.

(5)	The exercise price of these stock options is $1.85 with a grant date fair value of $1.3495 per share based on the Black-Scholes option pricing model.

Narrative to Summary Compensation Table and 2010 Grants of Plan-Based Awards Table

See the Compensation Discussion and Analysis, as well as the Employment Agreement and Other Compensation and Long-Term Incentive Plans Summaries for a complete description of compensation elements pursuant to which the amounts listed under the Summary Compensation Table and 2010 Grants of Plan-Based Awards Table were paid or awarded and the criteria for such payments.

Stock Option Grants During 2010 and 2009 (in thousands except for shares and per share amounts)

The following table provides information regarding stock options granted during fiscal 2010 and 2009 to the named executive officers in the Summary Compensation Table.

		Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Year	Granted (#)	Year (%)	($/Share)	Date	5%	10%
James L. Mandel	2010	84,375	4.3	$2.00	1/5/2017	$69	$160
	2010	59,211	3.0	1.90	2/10/2017	49	107
	2009	138,500	64.9	1.25	1/2/2016	70	164

Steven M. Bell	2010	-	-	-	-	-	-
	2009	75,000	35.1	1.25	1/2/2016	38	89

David Ekman	2010	50,000	2.6	1.85	4/1/2017	38	88
	2009	-	-	-	-	-	-

Henry Block	2010	25,000	1.3	1.85	4/1/2017	19	44
	2009	-	-	-	-	-	-

Kent Whitney	2010	100,000	5.1	1.85	4/1/2017	75	176
	2009	-	-	-	-	-	-

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

Outstanding Equity Awards at Fiscal Year-End (in thousands, except shares and per share amounts)

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven M. Bell	2,000	(1)	-	-	$22.00	1/31/2011	-	$-	-	$-
	100	(2)	-	-	77.50	8/28/2011	-	-	-	-
	10,000	(3)	-	-	5.50	1/8/2013	-	-	-	-
	5,000	(4)	-	-	9.45	4/23/2014	-	-	-	-
	10,000	(5)	-	-	7.25	6/18/2014	-	-	-	-
	80,000	(6)	-	-	7.35	1/16/2015	-	-	-	-
	18,750	(7)	-	56,250	1.25	1/2/2016

David Ekman	100	(8)	-	-	7.50	8/28/2011	-	-	-	-
	40,000	(9)	-	-	6.75	4/27/2015	-	-	-	-
		(10)		50,000	1.85	4/1/2017

James L. Mandel	100	(11)	-	-	7.50	8/28/2011	-	-	-	-
	60,000	(12)	-	-	7.50	1/8/2013	-	-	-	-
	20,000	(13)	-	-	7.25	6/18/2014	-	-	-	-
	120,000	(14)	-	-	7.35	1/6/2015	-	-	-	-
	34,625	(15)	-	103,875	1.25	1/2/2016	-	-	-	-
	-	(16)	-	84,375	2.00	1/5/2017	-	-	-	-
	-	(17)	-	-			28,125	56	56,250	113
	-	(18)	-	-			60,000	114	60,000	114
	59,211	(19)	-	-	1.90	2/10/2017	-	-	-	-

Henry Block	-	(20)	-	25,000	1.85	4/1/2017	-	-	-	-

Kent Whitney	-	(21)	-	100,000	1.85	4/1/2017	-	-	-	-

(1)	The stock option was granted January 31, 2001 and is fully vested.

(2)	The stock option was granted August 28, 2001 and is fully vested.

(3)	The stock option was granted January 8, 2003 and is fully vested.

(4)	The stock option was granted April 23, 2004 and is fully vested.

(5)	The stock option was granted June 18, 2004 and is fully vested.

(6)	The stock option was granted January 6, 2005 and is fully vested.

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

(10)
The stock option was granted April 1, 2010 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/3 on the first anniversary of the grant, 1/3 on the second anniversary of the grant, and the remainder on the third anniversary of the grant.

(11)	The stock option was granted August 28, 2001 and is fully vested.

(12)	The stock option was granted January 8, 2003 and is fully vested.

(13)	The stock option was granted June 18, 2004 and is fully vested.

(14)	The stock option was granted January 6, 2005 and is fully vested.

(15)
The stock option was granted January 2, 2009 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/4 on the first anniversary of the grant, 1/4 on the second anniversary of the grant, 1/4 on the third anniversary of the grant, and the remainder on the fourth anniversary of the grant.

(16)
The stock option was granted January 5, 2010 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/4 on the first anniversary of the grant, 1/4 on the second anniversary of the grant, 1/4 on the third anniversary of the grant, and the remainder on the fourth anniversary of the grant.

(17)
The restricted stock grant was granted January 5, 2010 and is subject to the continued service of the executive officer, the restricted stock grant shall vest with respect to 1/3 on the first anniversary of the grant, 1/3 on the second anniversary of the grant, and the remainder on the third anniversary of the grant.

(18)
The restricted stock grant was granted January 11, 2010 and is subject to the continued service of the executive officer, the restricted stock grant shall vest with respect to 1/2 on the first anniversary of the grant, and the remainder on the second anniversary of the grant.

(19)	The stock option was granted February 10, 2010 and is fully vested.

(20)
The stock option was granted April 1, 2010 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/3 on the first anniversary of the grant, 1/3 on the second anniversary of the grant, and the remainder on the third anniversary of the grant.

(21)
The stock option was granted April 1, 2010 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/3 on the first anniversary of the grant, 1/3 on the second anniversary of the grant, and the remainder on the third anniversary of the grant.

Option Exercises and Stock Vested

None of our named Executive Officers exercised any options in 2010.

Employment Agreements and Other Compensation and Long-Term Incentive Plans (in thousands)

The Company has no deferred compensation plans or long-term incentive plans and issued no long-term incentive awards during 2010.

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
April 6, 2011
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

THE COMPENSATION COMMITTEE

Eugene Harris, Chairman Jonathan Dodge Donald Miller

Risk Assessment of our Compensation Policies and Practices

The Compensation Committee, with the assistance of management, has reviewed the Company’s compensation policies and programs for all employees for the purpose of assessing the risks associated with compensation.  After that review, the Compensation Committee determined that the Company’s compensation policies and programs do not create risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

During 2010, the Compensation Committee was composed of Mr. Harris, Chairman, Mr. Dodge and Mr. Miller.  None of the Company’s executive officers served during the year ended December 31, 2010 as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our Board of Directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to provide us with copies of all Section 16(a) reports that they file. Based solely upon a review these reports and written representations from our directors and executive officers, we believe that our directors, executive officers and 10% owners, other than DTHC, complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth certain information with respect to the beneficial ownership of our outstanding common stock as of March 15, 2011 by (i) each of our executive officers; (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each of those known by us to be beneficial owners of more than 5% of our common stock.  Beneficial ownership means sole or shared voting power or investment power with respect to a security.  We have been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.  To our knowledge, none of the shares reported below are pledged as security.

The table also includes 206,410 shares subject to equity grants made to directors and executive office in January 2011.  Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 15, 2011 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  The percentage ownership information assumes no exercise of the underwriters’ over-allotment option.  Unless otherwise indicated, the information in the table does not include any stock options and/or warrants outstanding that cannot be exercised within 60 days of March 15, 2010.

The persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, unless otherwise indicated, subject to applicable community property laws.  Except as otherwise noted below, the address for each person or entity listed in the table is c/o Multiband Corporation, 9449 Science Center Drive, New Hope, Minnesota 55428.

On March 15, 2011, the Company had 10,479,859 shares of common stock issued and outstanding.

Name	Number of Shares Beneficially Owned		Percent of Common Shares Outstanding
Executive Officers and Directors
Steven M. Bell	262,813	(1)	2.51%
Frank Bennett	401,934	(2)	3.84
Jonathan Dodge	109,644	(3)	1.05
David Ekman	420,583	(4)	4.01
Eugene Harris	187,995	(5)	1.79
James L. Mandel	577,281	(6)	5.51
Donald Miller	390,565	(7)	3.73
Henry Block	8,333		*
Kent Whitney	128,833		1.23
All directors and officers as a group (9 persons)	2,487,981	(8)	23.74

5% Shareholders
Special Situations Fund II QP, LP 527 Madison Avenue New York, NY 10022	1,004,145	(9)	9.58
DirecTECH Holding Company, Inc. 907 West Vernon Road Farwell, MI 48622	2,005,038	(10)	19.13
Harvey Poppel 110 El Mirasol Palm Beach, FL 33480	737,568	(11)	7.04

*	Indicates ownership of less than 1%.

(1)
Includes vested options to acquire 144,600 shares of common stock.  Mr. Bell's beneficial ownership does include 6,250 shares of common stock owned by his spouse as to which Mr. Bell disclaims beneficial ownership.

(2)
Includes warrants and vested options to purchase 117,404 shares of common stock and 11,067 shares of common stock that were issued in first quarter of 2011 to satisfy the dividend payable and 8,000 shares of common stock to be delivered to satisfy the payable through 5/14/11 on the 145,000 shares of the Company’s Class E Preferred Stock owned by Mr. Bennett, however, these shares are not convertible into common stock of the Company.

(3)	Includes vested options to acquire 80,555 shares of common stock.

(4)	Includes vested options to purchase 56,766 shares of common stock and 109,000 Series C Preferred Shares convertible into 43,600 shares of common stock.

(5)
Includes warrants and vested options to purchase 90,856 shares of common stock.  Mr. Harris also owns 50,000 shares of the Company’s Class E Preferred Stock, however, these shares are not convertible into common stock of the Company.

(6)	Includes vested options to purchase 441,889 shares of common stock.

(7)	Includes warrants and vested options to purchase 166,955 shares of common stock.

(8)	See footnotes 1 through 7 above.

(9)	Information based on Schedule 13D/A filed with the Securities and Exchange Commission on February 11, 2010.

(10)
Includes  100,822 shares of common stock that were issued January 10, 2011 to satisfy the fourth quarter of 2010 dividend payable and 98,600 shares to be delivered to satisfy the first quarter of 2011 dividend payable on the Series J Preferred Stock.  The DTHC Employee Stock Ownership Trust (ESOT) owns 55% of the outstanding common stock of DTHC.  In addition, J. Basil Mattingly owns 20% of the outstanding common stock of DTHC and is a DTHC director.

(11)	Information based on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2011. Includes entities related to Harvey Poppel.

Item 13. Certain Relationships, Related Transactions and Director Independence

The Board has determined that a majority of its members are “independent” as defined by the listing standards of the NASDAQ Stock Market.  The independent Directors are Messrs. Frank Bennett, Jonathan Dodge, Eugene Harris and Donald Miller.

Multiband and its subsidiaries lease principal offices located at 2000 44 th Street SW, Fargo, ND 58013.  The Fargo base rate is $18 per month.  The Fargo property is owned in part by David Ekman.

NC leases warehouse space in Wyoming, MI.  Lease payments amount to $4 per month plus expenses, expiring in December 2013.  The property is owned in part by Henry Block, Vice President of Marketing.

Item 14. Principal Accountant Fees and Services (in thousands)

The Audit Committee of the Company selected Baker Tilly Virchow Krause, LLP, independent registered public accounting firm with offices in Minneapolis, Minnesota, to audit the Company’s consolidated financial statements for the years ended December 31, 2010, 2009 and 2008. The following table details the fees paid to Baker Tilly Virchow Krause, LLP, for the years ended December 31, 2010 and 2009.

	2010	2009
Audit Fees	$327	$362
Audit-Related Fees	-	24	(1)
Tax Fees	-	2
Total	$327	$388

(1)	Fees related to accounting required for the acquisition of DirecTECH operating entities.

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

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent registered public accounting firm (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with such approval reported to the committee at its next regularly scheduled meeting.  Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934.  Approximately 100% of the fees paid to Baker Tilly Virchow Krause, LLP, were pre-approved by the audit committee.

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

Exhibit 3.6 provides Multiband’s Audit committee charter

See Index to Exhibits on page 37 of this report.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement by and between Vicom, Inc. and Enstar Networking Corporation dated December 31, 1998 (1)
2.2	Agreement and Plan of Merger by and among Vicom, Inc. Ekman, Inc. (among other parties) dated December 29, 1999(1)
2.3	Asset Purchase Agreement by and between Multiband Corporation and Vicom Systems (14)
3.1	Articles of Incorporation of Multiband Corporation, as amended (1)
3.2	Bylaws of Multiband Corporation (1)
4.1
Certificate of Designation of the Relative Rights, Restrictions and Preferences of 8% Class A Cumulative Convertible Preferred Stock and 10% Class B Cumulative Convertible Preferred Stock dated December 9, 1998. (1)

4.2	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class C Cumulative Convertible Stock dated June 14, 2000. (2)
4.3	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 14% Class D Cumulative Convertible Preferred Stock dated November 17, 2000. (2)
4.4	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 15% Class E Preferred Stock dated September 18, 2002 (as amended on September 29, 2009). (2)
4.5*	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class F Convertible Preferred Stock dated June 29, 2004.
4.6*	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 8% Class G Convertible Preferred Stock dated September 3, 2004 (as amended on September 20, 2004).
4.7	Certificate of Designation of the Relative Rights and Preferences of Series H Convertible Preferred Stock dated November 16, 2004. (12)
4.8	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock dated February 1, 2005. (13)
4.9*	Certificate of Designations of Preferences and Rights of Series J Convertible Preferred Stock dated December 14, 2009.
4.10	Securities Purchase Agreement by and between Vicom, Inc. and Purchasers dated September 18, 2003 (6)
4.11	Secured Convertible Note Agreement by and between Vicom, Inc. and Laurus Master Fund, Ltd dated November 26, 2003 (7)
10.1	Debenture Loan Agreement by and between Vicom, Inc. and Convergent Capital dated March 9, 2000 (1)
10.2	Amendment dated July 11, 2000 to Debenture Loan Agreement with Convergent Capital dated March 9, 2000 (2)
10.3	Corporate Technologies Dealer Agreement by and between Corporate Technologies USA, Inc and Siemens dated December 14, 2001 (4)
10.4	Note by and between Vicom, Inc. and Pyramid Trading, L.P. dated January 23, 2001 (4)
10.5	Acquisition Agreement by and between Vicom, Inc. and Minnesota Digital Universe dated April, 2004 (9)
10.6	Acquisition of outstanding membership interests dated July 9, 2004 of Rainbow Satellite Group, LLC (10
10.7	Asset Purchase Agreement between Multiband Corporation and Consolidated Smart Broadband Systems dated March 1, 2007 (15)
10.8	Asset Purchase Agreement between Multiband Corporation and MDU Communications dated July 21, 2007 (16)
10.9	Supplemental Agreement and Plan of Share Exchange between Multiband Corporation, DirecTECH Holding Co, Inc and Michigan Microtech, Inc. dated February 6, 2008 (18)
10.10	Stock Purchase Agreement between Multiband Corporation and DirecTECH Holding Co, Inc. dated November, 2008 (19)
10.11	First Amendment to Stock Purchase Agreement by and between Multiband Corporation and DirecTECH Holding Co., Inc. dated December 30, 2008 (20)
10.12	Stock Purchase Agreement between Multiband Corporation and Lincoln Park Capital Fund, LLC dated August 3, 2010 (22)
10.13	Registration Rights Agreement between Multiband Corporation and Lincoln Park Capital Fund, LLC dated August 3, 2010
10.14	Wholesale Services Agreement by and between URON, Inc. (a division of Vicom, Inc./ Multiband) and Doctor's Associates Inc. dated March 4, 2004
10.15**	Employment Agreement of James Mandel (21)
10.16**	Employment Agreement of Steven Bell (21)
10.17**	Employment Agreement of J. Basil Mattingly (21)
10.18**	2000 Non-Employee Director Stock Compensation Plan (3)
21*	List of subsidiaries of the registrant
23.1*	Consent of Baker Tilly Virchow Krause, LLP
31.1*	Rule 13a-14 (s) Certification of Chief Executive Officer - James Mandel
31.2*	Rule 13a-14 (s) Certification of Chief Financial Officer - Steven Bell
32.1*	Section 1350 of Sarbanes-Oxley Act of 2002 - James Mandel
32.2*	Section 1350 of Sarbanes-Oxley Act of 2002 - Steven Bell

*	Filed herewith.

**	Indicates a management contract or compensatory plan or arrangement.

(1)	Previously filed as the same exhibit to the Registrant's Registration Statement on Form 10, as amended.

(2)	Previously filed as the same exhibit to the original Registration Statement on Form S-1 filed on August 11, 2000 and declared effective on August 18, 2000.

(3)	Previously filed as the same exhibit to Registrant’s Proxy Statement on Form 14A, filed on July 31, 2000.

(4)	Previously filed as the same exhibit to the original Registration Statement on Form S-1 filed on August 15, 2001 and declared effective on August 20, 2001.

(5)	Previously filed as the same exhibit to Registrant’s Form 10-Q filed May 15, 2002.

(6)	Previously filed as the same exhibit to Registrant’s Form 8-K filed September 24, 2003.

(7)	Previously filed as the same exhibit to Registrant’s Form 8-K filed December 16, 2003.

(8)	Previously filed as the same exhibit to Registrant’s Form 8-K filed March 17, 2004.

(9)	Previously filed as the same exhibit to registrants Form 8-K filed June 9, 2004.

(10)	Previously filed as the same exhibit to registrants form 8-K filed July 9, 2004.

(11)	Previously filed as the same exhibit to registrants form 8-K filed November 19, 2004.

(12)	Previously filed as the same exhibit to registrants form 8-K filed November 24, 2004.

(13)	Previously filed as the same exhibit to registrants form 8-K filed February 7, 2005.

(14)	Previously filed as the same exhibit to registrants form 8-K filed April 6, 2005.

(15)	Previously filed as the same exhibit to registrants form 8-K filed October 24, 2006.

(16)	Previously filed as the same exhibit to registrants form 8-K filed July 25, 2007.

(17)	Previously filed as the same exhibit to registrants form 8-K filed February 12, 2008.

(19)	Previously filed as the same exhibit to registrants form 8-K filed November 6, 2008.

(20)	Previously filed as the same exhibit to registrants form 8-K filed January 2, 2009.

(21)	Previously filed as the same exhibit to registrants form 8-K filed January 8, 2009.

(22)	Previously filed as the same exhibits to registrants form 8-K filed August 6, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIBAND CORPORATION. Registrant

Date: April 6, 2011	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer

Date: April 6, 2011	By:	/s/ Steven M. Bell
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

We have audited the accompanying consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multiband Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, certain contractual relationships exist between the Company and DirecTECH Holding Company, Inc., which preceded a business combination occurring on January 2, 2009.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
April 6, 2011

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS
(in thousands)

	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$1,204	$2,240
Securities available for sale	2	7
Accounts receivable, net	17,223	14,336
Other receivable – related party	518	518
Inventories	11,066	8,561
Prepaid expenses and other	1,939	549
Current portion of notes receivable	6	6
Income tax receivable	3,133	-
Deferred tax asset – current	5,598	-
Total Current Assets	40,689	26,217
PROPERTY AND EQUIPMENT, NET	7,177	8,546
OTHER ASSETS
Goodwill	38,042	38,067
Intangible assets, net	17,435	22,677
Other receivable – related party – long term	352	1,011
Notes receivable – long-term, net of current portion	27	25
Deferred tax asset – long term	1,897	-
Other assets	6,049	2,988
Total Other Assets	63,802	64,768

TOTAL ASSETS	$111,668	$99,531

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	2010	2009
CURRENT LIABILITIES
Line of credit	$49	$49
Short term debt	44	66
Related parties debt – short term	665	1,345
Current portion of long-term debt	-	228
Current portion of capital lease obligations	444	489
Accounts payable	26,997	28,008
Accrued liabilities	22,971	22,026
Deferred service obligations and revenue	1,822	2,602
Total Current Liabilities	52,992	54,813
LONG-TERM LIABILITIES
Accrued liabilities – long term	3,697	4,415
Long-term debt, net of current portion and original issue discount	4,931	4,853
Related parties debt - long-term, net of current portion and original issue discount	29,449	29,856
Capital lease obligations, net of current portion	356	491
Total Liabilities	91,425	94,428
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (14,171 shares issued and outstanding, $148,796 liquidation preference)	213	213
10% Class B (0 and 1,370 shares issued and outstanding, $0 and $14,385 liquidation preference)	-	14
10% Class C (112,000 and 112,880 shares issued and outstanding, $1,120,000 and $1,128,800 liquidation preference)	1,453	1,465
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (11,595 shares issued and outstanding, $115,950 liquidation preference)	48	48
6% Class H (1.23 and 1.25 shares issued and outstanding, $123,000 and $125,000 liquidation preference)	-	-
8% Class J (100 shares issued and outstanding, $10,000,000 liquidation preference)	10,000	10,000
15% Class E cumulative preferred stock, no par value, (195,000 and 220,000 shares issued and outstanding, $1,950,000 and $2,200,000 liquidation preference)	1,950	2,200
Common stock, no par value (10,305,845 and 9,722,924 shares issued and outstanding)	39,311	38,054
Stock subscriptions receivable	-	(26)
Stock-based compensation	47,504	46,572
Accumulated other comprehensive income – unrealized gain on securities available for sale	2	7
Accumulated deficit	(81,738)	(94,944)
Total Stockholders' Equity	20,243	5,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,668	$99,531

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands, except share and per share amounts)

	2010	2009	2008
REVENUES	$265,594	$268,994	$42,986

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	186,294	207,533	28,426
Selling, general and administrative	57,173	57,778	10,500
Depreciation and amortization	8,298	10,906	3,025
Impairment of assets	160	-	132

Total costs and expenses	251,925	276,217	42,083

INCOME (LOSS) FROM OPERATIONS	13,669	(7,223)	903

OTHER INCOME (EXPENSE)
Interest expense	(4,202)	(4,104)	(657)
Interest income	8	19	58
Management consulting income	-	-	2,366
Other income	103	337	59

Total other income (expense)	(4,091)	(3,748)	1,826

INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	9,578	(10,971)	2,729

PROVISION FOR (BENEFIT) FROM INCOME TAXES	(5,116)	406	1,132

NET INCOME (LOSS)	14,694	(11,377)	1,597

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-	(1,727)	652

NET INCOME (LOSS) ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	14,694	(9,650)	945
Preferred stock dividends	1,488	370	4,088
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$13,206	$(10,020)	$(3,143)

INCOME (LOSS) PER COMMON SHARE – BASIC	$1.32	$(1.04)	$(0.34)
INCOME (LOSS) PER COMMON SHARE – DILUTED	$0.92	$(1.04)	$(0.34)

Weighted average common shares outstanding – basic	10,016,717	9,665,316	9,302,570
Weighted average common shares outstanding – diluted	15,617,353	9,665,316	9,302,570

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	2010	2009	2008
NET INCOME (LOSS)	$14,694	$(11,377)	$1,597

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(5)	(39)	46

COMPREHENSIVE INCOME (LOSS) BEFORE NONCONTROLLING INTEREST IN SUBSIDIARIES	14,689	(11,416)	1,643

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-	(1,727)	652

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	$14,689	$(9,689)	$991

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands, except for share amounts)

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2007	24,728	$372	3,770	$38	120,250	$1,548	-	$-	150,000	$1,500
Stock issued:

Cash	-	-	-	-	-	-	-	-	-	-
Acquisition of assets – Multiband NC Incorporated	-	-	-	-	-	-	-	-	-	-
Acquisition of assets – US Install	-	-	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-	-	-
Restricted stock issued	-	-	-	-	-	-	-	-	-	-
Cancellation of note receivable	-	-	-	-	-	-	-	-	-	-
In lieu of cash for future services rendered	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	(10,557)	(106)	(1,200)	(12)	(6,170)	(61)	-	-	-	-
Intrinsic value of convertible feature	-	(53)	-	-	-	(5)	-	-	-	-
Stock subscriptions receivable:
Interest collected	-	-	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized gains on securities available for sale	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2008	14,171	$213	2,570	$26	114,080	$1,482	$-	-	150,000	$1,500

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	70,000	$700	-	$-
Acquisition of 29% of Multiband NC Incorporated	-	-	-	-	-	-	-	-	-	-
Acquisition of 80% of – Multiband EC,NE, SC, MBMDU, DV, and Security	-	-	-	-	-	-	-	-	-	-
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	-	-	-	-	-	-	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	-	150,000	1,500	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	-	-	(1,200)	(12)	(1,200)	(12)	-	-	-	-
Intrinsic value of convertible feature	-	-	-	-	-	(5)	-	-	-	-
Stock subscriptions receivable:
Interest earned	-	-	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-	-	-
Warrants issued for long term financing	-	-	-	-	-	-	-	-	-	-
Warrants issued for interest expense related to warrants re-priced	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on securities available for sale	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2009	14,171	$213	1,370	$14	112,880	$1,465	220,000	$2,200	150,000	$1,500

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-	-	$-
Acquisition of Hyatt Tech Systems	-	-	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-	-	-
Restricted stock issued	-	-	-	-	-	-	-	-	-	-
Earned stock compensation	-	-	-	-	-	-	-	-	-	-
In lieu of cash for services rendered	-	-	-	-	-	-	-	-	-	-
In lieu of cash for financing costs	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	-	-	(1,370)	(14)	(880)	(9)	(25,000)	(250)	-	-
Intrinsic value of convertible feature	-	-	-	-	-	(3)	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-	-	-
Decrease in reserve	-	-	-	-	-	-	-	-	-	-
Stock subscriptions written-off	-	-	-	-	-	-	-	-	-	-
Warrants issued for dividends	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Options issued for earned compensation	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on securities available for sale	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2010	14,171	$213	-	$-	112,000	$1,453	195,000	$1,950	150,000	$1,500

	8% Class G		6% Class H		% Class I		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

BALANCES, December 31, 2007	26,595	$111	2	$-	39,500	$-	-	$-	7,451,891	$29,575
Stock issued:
Cash	-	-	-	-	-	-	-	-	-	(30)
Acquisition of assets – Multiband NC Incorporated	-	-	-	-	-	-	-	-	1,490,000	3,854
Acquisition of assets – US Install	-	-	-	-	-	-	-	-	37,880	101
Conversion of notes payable	-	-	-	-	-	-	-	-	7,500	19
Conversion of accrued interest	-	-	-	-	-	-	-	-	800	4
Conversion of preferred stock	(15,000)	(150)	-	-	(39,500)	-	-	-	545,417	3,895
Conversion of dividends payable	-	-	-	-	-	-	-	-	23,386	179
Restricted stock issued	-	-	-	-	-	-	-	-	22,500	23
Cancellation of note receivable	-	-	-	-	-	-	-	-	(12,000)	(61)
In lieu of cash for future services rendered	-	-	-	-	-	-	-	-	75,000	128
Redemption of preferred stock	-	-	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	87	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Interest collected	-	-	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-	-	-
Warrants issued for services	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized gains on securities available for sale	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2008	11,595	$48	2	$-	-	$-	-	$-	9,642,374	$37,687

	8% Class G		6% Class H		% Class I		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:

Cash	-	$-	-	$-	-	$-	-	$-	-	$-
Acquisition of 29% of Multiband NC Incorporated	-	-	-	-	-	-	-	-	-	-
Acquisition of 80% of – Multiband EC,NE, SC, MBMDU, DV, and Security	-	-	-	-	-	-	-	-	-	-
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	-	-	-	100	10,000	-	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-	103,333	210
Conversion of accrued interest	-	-	-	-	-	-	-	-	800	5
Conversion of preferred stock			-	-		-	-	-	1,667	8
Conversion of dividends payable	-	-	-	-	-	-	-	-	34,750	264
Repurchase of common stock	-	-	-	-	-	-	-	-	(60,000)	(120)
Redemption of preferred stock	-	-	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	-	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Interest earned	-	-	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-	-	-
Warrants issued for long term financing	-	-	-	-	-	-	-	-	-	-
Warrants issued for interest expense related to warrants re-priced
Options expense	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on securities available for sale	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
BALANCES, December 31, 2009	11,595	$48	2	$-	-	$-	100	$10,000	9,722,924	$38,054

	8% Class G		6% Class H		% Class I		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-	-	$(15)
Acquisition of Hyatt Tech Systems	-	-	-	-	-	-	-	-	12,000	24
Conversion of accrued interest	-	-	-	-	-	-	-	-	595	3
Conversion of dividends payable	-	-	-	-	-	-	-	-	392,162	902
Restricted stock issued	-	-	-	-	-	-	-	-	50,000	100
Earned stock compensation	-	-	-	-		-	-	-	-	-
In lieu of cash for services rendered	-	-	-	-	-	-	-	-	25,000	62
In lieu of cash for financing costs	-	-	-	-	-	-	-	-	103,164	181
Redemption of preferred stock	-	-	(1)	(1)		-	-	-	-	-
Intrinsic value of convertible feature	-	-	-	1		-	-	-	-	-
Stock subscriptions receivable:	-	-	-	-	-	-	-	-	-	-
Cash received	-	-	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-	-	-
Decrease in reserve	-	-	-	-	-	-	-	-	-	-
Stock subscriptions written-off	-	-	-	-	-	-	-	-	-	-
Warrants issued for dividends	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Options issued for earned compensation	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on securities available for sale	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-
BALANCES, December 31, 2010	11,595	$48	1	$-	-	$-	100	$10,000	10,305,845	$39,311

See accompanying notes to the consolidated financial statements

	Stock Subscriptions Receivable	Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, December 31, 2007	$(171)	$45,872	$-	$(78,171)	$-	$674
Stock issued:
Cash	-	-	-	$-	-	(30)
Acquisition of assets – Multiband NC Incorporated	-	-	-	-	2,819	6,673
Acquisition of assets – US Install	-	-	-	-	-	101
Conversion of notes payable	-	-	-	-	-	19
Conversion of accrued interest	-	-	-	-	-	4
Conversion of preferred stock	-	-	-	(3,745)	-	-
Conversion of dividends payable	-	-	-	-	-	179
Restricted stock issued	-	-	-	-	-	23
Cancellation of note receivable	61	-	-	-	-	-
In lieu of cash for future services rendered	-	-	-	-	-	128
Redemption of preferred stock	-	-	-	-	-	(179)
Intrinsic value of convertible feature	-	-	-	(29)	-	-
Stock subscriptions receivable:
Interest collected	3	-	-	-	-	3
Interest earned	(2)	-	-	-	-	(2)
Increase in reserve	25	-	-	-	-	25
Warrants issued for services	-	1	-	-	-	1
Options expense	-	165	-	-	-	165
Preferred stock dividends	-	-	-	(314)	-	(314)
Other comprehensive income – unrealized gains on securities available for sale	-	-	46	-	-	46
Net income	-	-	-	945	652	1,597

BALANCES, December 31, 2008	$(84)	$46,038	$46	$(81,314)	$3.471	$9,113

	Stock Subscriptions Receivable	Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Stock issued:
Cash	$-	$-	$-	$-	$-	$700
Acquisition of 29% of Multiband NC Incorporated	-	-	-	394	(2,054)	(1,660)
Acquisition of 80% of – Multiband EC,NE, SC, MBMDU, DV, and Security	-	-	-	-	6,306	6,306
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	(4,004)	(5,996)	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	1,500
Conversion of notes payable	-	-	-	-	-	210
Conversion of accrued interest	-	-	-	-	-	5
Conversion of preferred stock	-	-	-	(8)	-	-
Conversion of dividends payable	-	-	-	-	-	264
Repurchase of common stock	-	-	-	-	-	(120)
Redemption of preferred stock	-	-	-	-	-	(24)
Intrinsic value of convertible feature	-	-	-	5	-	-
Stock subscriptions receivable:
Interest earned	(2)	-	-	-	-	(2)
Increase in reserve	60	-	-	-	-	60
Warrants issued for long term financing	-	347	-	-	-	347
Warrants issued for interest expense related to warrants re-priced	-	30	-	-	-	30
Options expense	-	157	-	-	-	157
Preferred stock dividends	-	-	-	(367)	-	(367)
Other comprehensive income – unrealized losses on securities available for sale	-	-	(39)	-	-	(39)
Net loss	-	-	-	(9,650)	(1,727)	(11,377)

BALANCES, December 31, 2009	$(26)	$46,572	$7	$(94,944)	$-	$5,103

	Stock Subscriptions Receivable	Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Stock issued:
Cash	$-	$-	$-	$-	$-	$(15)
Acquisition of Hyatt Tech Systems	-	-	-	-	-	24
Conversion of accrued interest	-	-	-	-	-	3
Conversion of dividends payable	-	-	-	-	-	902
Restricted stock issued	-	-	-	-	-	100
Earned stock compensation	-	171	-	-	-	171
In lieu of cash for services rendered	-	-	-	-	-	62
In lieu of cash for financing costs	-	-	-	-	-	181
Redemption of preferred stock	-	-	-	-	-	(274)
Intrinsic value of convertible feature	-	-	-	2	-	-
Stock subscriptions receivable:
Cash received	1	-	-	-	-	1
Interest collected	1	-	-	-	-	1
Interest earned	(1)	-	-	-	-	(1)
Decrease in reserve	(223)	-	-	-	-	(223)
Stock subscriptions written-off	248	-	-	-	-	248
Warrants issued for dividends	-	56	-	-	-	56
Options expense	-	593	-	-	-	593
Options issued for earned compensation	-	112	-	-	-	112
Preferred stock dividends	-	-	-	(1,490)	-	(1,490)
Other comprehensive income – unrealized losses on securities available for sale	-	-	(5)	-	-	(5)
Net income	-	-	-	14,694	-	14,694

BALANCES, December 31, 2010	$-	$47,504	$2	$(81,738)	$-	$20,243

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$14,694	$(11,377)	$1,597
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	8,298	10,906	3,025
Amortization of debt issuance costs	74	36	-
Amortization of original issue discount	96	58	-
Amortization of imputed interest discount	-	35	282
Gain on debt extinguishment	-	-	(30)
Loss on forgiveness of notes receivable	-	61	-
Impairment of goodwill, intangibles and property and equipment	159	-	132
Loss (gain) on sale of property and equipment	9	(86)	77
Change in allowance for doubtful accounts receivable	(698)	748	(15)
Change in reserve for stock subscriptions and interest receivable	24	58	22
Management consulting income from DirecTECH	-	-	(1,946)
Warrants issued for services or modified as interest expense	-	30	2
Stock issued for future services	-	-	47
Services provided in exchange for reduction of related parties debt	(11)	-	-
Common shares issued for expenses	-	87	-
Compensation expense of restricted stock awards	-	-	24
Stock based compensation expense	863	157	165
Reduction in interest receivable by increase in note receivable	(2)	-	(2)
Deferred income taxes, net	(7,495)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,189)	(6,966)	777
Other receivable – related party	484	47	(2,365)
Inventories	(2,438)	7,472	456
Prepaid expenses and other	(1,201)	1,462	(520)
Income tax receivable	(3,133)	-	-
Other assets	5,763	24	(420)
Accounts payable and accrued liabilities	(477)	(7,551)	212
Accrued income taxes	(295)	(151)	499
Deferred service obligations and revenue	(780)	1,026	1,284
Net cash flows from operating activities	11,745	(3,924)	3,303
INVESTING ACTIVITIES
Purchases of property and equipment	(1,304)	(2,937)	(171)
Checks issued in excess of bank balance with the purchase of 80% of outstanding stock of DirecTECH operating entities	-	(369)	-
Cash acquired via purchase of Multiband NC Incorporated	-	-	4,044
Cash collected on other receivables – related party acquired via the purchase of Multiband NC Incorporated	-	-	2,815
Purchase of US Install	-	-	(101)
Purchases of intangible assets	(40)	(191)	-
Issuance of other receivable-related party	-	-	(5,844)
Proceeds from sale of property and equipment	-	8	-
Proceeds from sale of intangible assets and related equipment	-	-	40
Collections on notes receivable	3	37	7
Net cash flows from investing activities	(1,341)	(3,452)	790

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	2010	2009	2008

FINANCING ACTIVITIES
Net borrowings on line of credit	-	4	-
Payments for debt issuance costs	-	(144)	-
Payments on long-term debt	(286)	(2,733)	(146)
Payments on related parties debt	(221)	(1,455)	-
Payments on capital lease obligations	(573)	(477)	(213)
Payments on related parties debt – short-term	(680)	-	-
Payment on mandatory redeemable preferred stock	-	(150)	(70)
Payments for stock issuance costs	(15)	-	(30)
Payments on short-term debt	(8,966)	(93)	-
Proceeds from related parties debt	-	3,700	-
Proceeds from issuance of long-term debt	-	6,100	100
Proceeds from issuance of preferred stock	-	700	-
Payments received on stock subscriptions and interest receivables	2	-	3
Redemption of common stock	-	(60)	-
Redemption of preferred stock	(276)	(24)	(179)
Preferred stock dividends	(425)	(98)	(156)
Net cash flows from financing activities	(11,440)	5,270	(691)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,036)	(2,106)	3,402
CASH AND CASH EQUIVALENTS - Beginning of Year	2,240	4,346	944
CASH AND CASH EQUIVALENTS - END OF YEAR	$1,204	$2,240	$4,346

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company earned a net income of $14,694 for the year ended December 31, 2010, incurred a net loss of $11,377 for the year ended December 31, 2009, and earned a net income of $1,597 for the year ended December 31, 2008.  At December 31, 2010, the Company had an accumulated deficit of $81,738.  The Company's ability to continue as a going concern is dependent on maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt, capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued profitability in the Company’s HSP segment.

2.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.

3.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.

4.	Expand call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

5.	Solicit additional equity investment in the Company by issuing either preferred or common stock for general corporate purposes.

6	Effective tax planning and utilization of the Company’s net operating loss carryforwards to realize maximum tax savings.

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

The 2010 and 2009 consolidated financial statements include the accounts of all wholly-owned subsidiaries including the newly acquired companies that were purchased, effective January 2, 2009, when the Company purchased 80% of the issued and outstanding shares of common stock of all of the DirecTECH Holding Co. (DTHC) operating subsidiaries (DirecTECH) (an additional 29% of NC, 51% of which was previously purchased effective March 1, 2008 (see Note 2) and 80% of NE, SC, EC, MBMDU, DV and Security (see Note 2)).  The noncontrolling interest in subsidiaries on the consolidated balance sheet and consolidated statement of operations represents DTHC’s 20% ownership of NE, SC, EC, NC, MBMDU, DV Incorporated (DV) and Multiband Security from January 2, 2009 to December 17, 2009.  On December 17, 2009, the Company purchased the remaining 20% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) and transferred $5,996 of noncontrolling interest to Multiband’s controlling interest (see Note 10).  The Company pushes down applicable overhead, interest expense and amortization expense from the parent company (MBCorp) to its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
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

The Company earns MDU segment revenue as follows:

1.	From voice, video and data communications products which are sold and installed.

2.	Direct billing of user charges to multiple dwelling units, through the activation of, enhancement of, and residual fees on video programming services provided to residents of multiple dwelling units.

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
December 31, 2010, 2009 and 2008
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

Investments

We classify investments in marketable securities at the time of purchase.  At December 31, 2010 and 2009, all marketable securities are classified as available-for-sale and as such, the investments are recorded at fair value.  Gains and losses on the sale of marketable securities are recognized in operations based on the specific identification method.  At December 31, 2010 and 2009, our investments consisted of common shares of Western Capital Resources, Inc. (WCRS).

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  For the MDU and HSP segments, the Company does have concentrations of credit risk as over 84.1% of accounts receivable at December 31, 2010 is with one customer (see Note 15).  Invoices are due 30 days after presentation.  Accounts receivable over 30 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.  Accounts receivable are shown net of an allowance for uncollectible accounts of approximately $112 and $810 at December 31, 2010 and 2009, respectively.

Inventories

The Company’s inventories are segregated into three major categories.  Serialized DirecTV inventories consist primarily of satellite receivers and similar devices.  Non-serialized DirecTV inventories consist primarily of satellite dishes, poles and similar devices which are supplied by DirecTV.  Other inventory consists primarily of cable, switches and various small parts used in the installation of DirecTV satellite dishes.  Inventory is priced using a standard cost, which approximates actual costs, determined on a first-in, first-out basis.

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

Long-lived Assets

The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets include property, equipment, leasehold improvements and intangibles, subject to amortization.  At December 31, 2010, the Company had net property and equipment of $7,177 which represents approximately 6.05% of the Company's total assets.  At December 31, 2010, the Company had net intangibles of $17,435 which represented approximately 15.6% of the Company’s total assets (see Note 1).

For the HSP segment, the income approach was used to measure fair value for those long-lived assets.  The income approach was based on the present value of five years of future cash flows with an assumed growth of up to 3% while applying a discount rate.  For the MDU segment, the market approach considering market multiples from comparable transactions were used to measure fair value of those long-lived assets.  Comparable transactions were identified based on their similarities to the reporting unit with similar features, age of equipment, and length of ROE contracts.  In 2010, the Company recorded an impairment charge related to two work in process build-out assets of $135.  The owners of the MDU properties are currently in financial distress.  The build-outs may not ever be completed.  The Company estimates that the full value of the work in process may not be recognized and has recorded an impairment charge against the value of the work in process.  In 2010, the Company did not record any impairment to long-lived assets related to the HSP segment.  There was no impairment recorded for either segment at December 31, 2009 and 2008.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

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

For our annual goodwill impairment test, our reporting units were the same as our operating segments.  We tested impairment for the HSP and MDU segments which both had goodwill at December 31, 2010 and 2009.  The Company utilized the best information available, including prices for similar assets and liabilities and the results of using other fair-value measurement techniques.  The income approach was used to determine the fair value of the HSP segment, whereby the fair value was calculated based on the present value of five years of future cash flows with an assumed growth of up to 3%, plus the present value of projected terminal value excluding amortization expense, calculated based on the Gordon Growth Model and applying a discount rate that represented the Company’s weighted average cost of capital (WACC).  For the MDU segment, the market approach, considering market multiples from comparable transactions, was used to measure fair value.  Comparable transactions were identified based on their similarities to the reporting unit with similar economic prospects.  The Company concluded there was no goodwill impairment at December 31, 2010 and 2009.

We assessed the reasonableness of the fair value calculations of our reporting units by reconciling the sum of the fair values for all our reporting units using the income and market approaches to our total market capitalization.  The Company analyzed its stock price and overall market capitalization which, although fluctuating throughout 2010, trended upward overall.  When reconciling the income approach results with the Company’s market capitalization as of December 31, 2010 and 2009, which was lower than the Company’s goodwill carrying value as stated on its December 31, 2010 and 2009 balance sheet, we increased the selected discount rate used in the income approach to account for the additional cash flow projection risk that is perceived by the market.  The discount rate was increased to 26.5% from the Company’s WACC of 19%.

At December 31, 2010, the Company determined that there was no event which occurred or circumstance changes that would more likely than not reduce the fair value of its reporting units below their respective carrying values.  Goodwill was $38,042 and $38,067 at December 31, 2010 and 2009, respectively.  The goodwill recorded as part of our HSP segment was $37,686 at December 31, 2010 and 2009, respectively.  The goodwill recorded as part of our MDU segment was $356 and $381 at December 31, 2010 and 2009, respectively.  In 2010, the Company recorded an impairment charge of $25 related to the US Install goodwill.

Components of intangible assets are as follows:

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$2,706	$1,611	$2,577	$1,228
Contracts with DirecTV	36,902	20,562	36,902	15,574
Customer contracts	102	102	102	102
Total	$39,710	$22,275	$39,581	$16,904

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

Amortization of intangible assets was $5,437, $8,216, and $2,245 for the years ended December 31, 2010, 2009 and 2008, respectively.  Estimated amortization expense of intangible assets for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter is $3,802, $3,738, $3,629, $3,570, $2,633 and $50, respectively.  Right of entry contracts contain $13 of contracts that have not been placed in service, therefore no amortization expense has been recorded.  The weighted average remaining life of the intangibles is 4.69 years with right of entry average life of 3.83 years and contracts with DirecTV of 4.75 years.  The increase in intangibles during 2009 is due to the purchase of DirecTECH (see Note 2).

The Company amortizes the right of entry contracts, contracts with DirecTV, and customer contracts, over their estimated useful lives ranging from 15 to 115 months.

Debt Issuance Costs

The Company has capitalized $191 and $145 of debt issuance costs during the years ended December 31, 2010 and 2009, respectively.  The Company amortizes the debt issuance costs under the effective method over the life of the related debt instrument and includes these costs with other assets on the consolidated balance sheets.  Amortization of debt issuance costs of $74 and $36 for the years ended December 31, 2010 and 2009, respectively, is included in interest expense.

Group Health and Workers’ Compensation Insurance Coverage

The Company uses a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks. The Company records liabilities for claims reported and claims that have been incurred but not reported, based on historical experience and industry data.

Insurance and claims accruals reflect the estimated cost for group health and workers’ compensation claims not covered by insurance.  The insurance and claims accruals are recorded at the estimated payment amounts.  Such insurance and claims accruals are based upon individual case estimates and estimates of incurred-but-not-reported losses using loss development factors based upon past experience and industry data.

During 2010, the Company is self-insured for workers compensation claims up to $250 plus administrative expenses, for each occurrence involving workers compensation claims since that date.  The Company has a deposit of $3,749 included in other long term assets at December 31, 2010.  This deposit is related to the 2010 work compensation plan year.  During 2009, in certain states, the Company was self-insured for workers’ compensation liability claims up to $100, plus administrative expenses, for each occurrence involving workers’ compensation claims since February 1, 2009.

The Company is self-insured for health insurance covering the range of liability up to $275 per claim where our management expects most claims to occur.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.

Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising costs were $28, $153 and $59, for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

Income Taxes

The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payments at fair value.  The financial statements for the years ended December 31, 2010, 2009 and 2008 recognize compensation cost for the portion of outstanding awards which have vested during the applicable year.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the years ended December 31, 2010, 2009 and 2008, total stock-based compensation expense of $593 ($0.06 per share basic and $0.04 per share diluted), $157 ($0.02 per share, basic and diluted) and $165 ($0.02 per share, basic and diluted) was included in selling, general and administrative expenses, respectively.  As of December 31, 2010, there was $2,179 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.42 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.  The total fair value of stock options vested during the years ended December 31, 2010 and 2009 was $3,830 and $3,650, respectively.

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

The Company calculates expected volatility for stock options and awards using historical volatility, as the Company believes the expected volatility will approximate the historical volatility.  The starting point for the historical period used is July 1, 2001.  The Company estimates the forfeiture rate for stock options using 5% for all employees.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

In determining the compensation cost of the options granted during fiscal 2010, 2009 and 2008, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	2010	2009	2008
Risk-free interest rate	2.34%	1.43%	3.02%
Expected life of options granted	4.9 years	5.0 years	6.5 years
Expected volatility range	95.9%	95%	94%
Expected dividend yield	0%	0%	0%

Restricted Stock

The Company awards restricted common shares to selected employees.  Recipients are not required to provide any consideration other than services.  Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination.  The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting term of the awards.  For the years ended December 31, 2010, 2009, and 2008, the Company recognized stock-based compensation expense of $271 ($0.03 per share basic and $0.02 per share diluted), $0 ($0.00 per share basic and $0.00 per share diluted), and $0 ($0.00 per share basic and $0.00 per share diluted), respectively.  At December 31, 2010, there was approximately $231 of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted.  Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.86 years.  The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $100 and $0, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

Income (Loss) per Common Share

Basic income (loss) per common share is computed by using income (loss) attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted income (loss) per common share reflects the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period.  Potentially dilutive shares consists of shares issuable upon the exercise of stock options, stock warrants and unvested restricted stock (using treasury stock method) and conversion of preferred shares (using the as converted method).  All options, warrants, convertible preferred shares, and unvested restricted stock during the years ended December 31, 2009 and 2008 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.  A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income (loss) per share calculation, as they were anti-dilutive, are as follows:

	2010	2009
Numerator:
Income (loss) attributable to common stockholders	$13,206	$(10,020)
Additions: Dividends paid on convertible preferred stock	1,113	-

Net income (loss) for diluted earnings per share	$14,319	$(10,020)

Denominator:
Weighted average common shares outstanding – basic	10,016,717	9,665,316

Assumed conversion of diluted securities:
Convertible preferred shares	5,203,715	-
Stock options	251,891	-
Restricted stock	117,603	-
Warrants	27,427	-
Potentially dilutive common shares	5,600,636	-

Weighted average common shares outstanding - diluted	15,617,353	9,665,316

Earnings (loss) per common share:
Basic	$1.32	$(1.04)
Diluted	$0.92	$(1.04)

Awards excluded from diluted income (loss) per share	1,124,763	3,020,609

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

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

Reclassifications

Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation.  The reclassification was a change in presentation of accrued liabilities (see Note 5) as of December 31, 2009 to reflect the current classification.  This reclassification had no effect on reported net income (loss).

NOTE 2 – Business Acquisitions/Sales Transactions

Effective December 17, 2009, the Company purchased the remainder of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) (an additional 20% of NC (formerly MMT), 29% of which was previously purchased effective January 2, 2009 and 51% of which was purchased effective March 1, 2008 and 20% of NE, SC, EC, MBMDU, DV and Security, 80% of which was previously purchased effective January 2, 2009).  DTHC, a fulfillment agent for a national satellite television company, DirecTV, specialized in the providing of satellite TV to single family homes.  The purpose of this acquisition was to increase the Company’s business of installing video services in single family homes (HSP segment).  The Company issued 100 shares of Multiband Series J Preferred Stock with a fair value of $10,000 to purchase the remaining 20% interest.  Because the Company already had a controlling interest in these entities the purchase transaction is accounted for as an equity transaction only.

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

On January 2, 2009, the Company purchased 80% of NE, SC, EC, MBMDU, DV and Security.  The purchase price totaled $40,400 plus other contingent consideration valued at $1,608 as of the acquisition date.  The $40,400 consists of three parts: 1) $500 in cash which was paid at the initial closing date of January 2, 2009 and in escrow as a deposit at December 31, 2008; 2) a non-interest bearing note of $500 payable without interest as follows: $250 on demand on or after April 1, 2009 and $250 after the Company’s retention of senior financing, as defined, no later than August 31, 2009 which has not been paid as of December 31, 2009; 3) a promissory note in the amount of $39,400, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default), plus the remaining $800 note payable from the purchase of 51% of NC.  Subsequent to the closing, the Company and DTHC mutually agreed to offset the $40,200 promissory note by the amount of $6,344, for an offsetting receivable on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $33,856.  At December 31, 2010 and 2009, the Company has offset an additional $407 and $4,000, respectively, of receivables from DirecTECH related to legal claims, which brings the remaining balance of the note to $29,449 and $29,856, respectively (see Note 7).

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
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

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

As part of the acquisition, the Company preliminarily assessed a $5,040 contingent legal accrual related to an existing litigation.  In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset half of certain claims against the note to DTHC once those claims are ultimately resolved, and therefore also allocated a note receivable – related party of $2,290 which represented an estimate of the amount that could be recovered from DTHC based on the preliminary legal contingency accrual.  During the year ended December 31, 2009, the Company increased the contingent legal accrual to $8,706 based on new information received about facts and circumstances that existed as of the acquisition date related to certain legal matters.  On December 31, 2009 the Company settled in principal the majority of these claims, and recorded the settlement of $6,729, net of imputed interest of $575 (see Note 5).  The remaining contingent liability related to this litigation was an estimated $1,977 at December 31, 2009.  At the time the settlement was recorded, the Company also offset $3,904 of the note receivable – related party against the note payable – related party to DTHC.  The remaining balance on the note receivable of $1,011 at December 31, 2009 represented an estimate of the amount that will be recovered from DTHC based on the preliminary legal estimate.  The receivable is classified as long-term since management intends to offset the receivable with any balance remaining on the note payable to DTHC.  (Note 15)

The Company acquired $25,400 of intangible assets relating to contracts with DirecTV as well as right of entry contracts of $2,234.  At the time of the acquisition, the weighted average remaining life of the intangibles acquired was 2.57 years based on terms without renewals, with an average life for right of entry contracts of 5.44 years and contracts with DirecTV of 2.33 years.  The weighted average remaining life of the intangibles acquired was 3.49 years assuming one year term renewals, with right of entry contracts average life of 5.44 years and contracts with DirecTV of 3.33 years.  In October 2010, the Company signed a new contract with DirecTV (see Note 15).  The Company capitalizes material costs incurred to renew or extend terms of intangible assets.  No costs have been incurred to renew or extend the terms of intangible assets during the years ended December 31, 2010 and 2009.  Goodwill and intangible assets acquired are not expected to be deductible for tax purposes.

At June 30, 2009, the Company revised the initial purchase price fair value of the contingent consideration from $1,608 to zero.  The Company determined that the significant level 3 inputs previously used to determine the contingent consideration were incomplete.  After further review, the Company determined that it was appropriate to define this change as a measurement period adjustment to the purchase price.  At December 31, 2009, the Company adjusted the contingencies estimated as a result of improved information regarding circumstances that existed as of the acquisition date which increased the liability by $1,090 and goodwill and receivables by $545.  At December 31, 2009, the Company adjusted the majority of the contingencies due to an actual settlement in principle of certain litigation (See Note 5).  In the fourth quarter of 2009, within the one-year measurement period, the Company also increased accrued liabilities by $1,200 to reflect the assumption of an insurance premium obligation.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

The unaudited pro forma information for the year ended December 31, 2008 does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

	2008 Consolidated as reported	2008 Pro Forma Disclosed
Year ended December 31, 2008
Revenues	$42,986	$234,645

Income (loss) from operations	903	(3,994)

Net income (loss) attributable to Multiband Corporation and subsidiaries	945	(7,275)
Preferred stock dividends	4,088	4,088
Loss attributable to common shareholders	$(3,143)	$(11,363)

Loss attributable to common shareholders per common share – basic and diluted	$(0.34)	$(1.21)
Weighted average shares outstanding – basic and diluted	9,303	9,429

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

Intangible assets	$103
Goodwill	100
Total assets acquired	$203

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

Proceeds for the acquisition were obtained via an unsecured promissory note in the amount of $100 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Bas Mattingly, Vice President of Business Development of the Company.  The note carries an interest rate of 7% per annum and was extended through June 30, 2011.  The Company purchased US Install LLC to diversify its revenue sources.  For the years ended December 31, 2010, 2009 and 2008, the Company recorded a partial impairment to the US Install goodwill of $25, $0 and $50, respectively.  The remaining balance of the US Install goodwill is $25.

NOTE 3 – Inventories

Inventories consisted of the following at December 31:
	2010	2009
DirecTV – serialized	$2,687	$2,948
DirecTV – non-serialized	5,513	3,455
Other	2,866	2,158
Total	$11,066	$8,561

NOTE 4 - Property and Equipment

Property and equipment consisted of the following at December 31:

	2010	2009
Leasehold improvements	$1,101	$1,074
Office equipment and furniture	7,782	7,242
Subscriber related equipment	11,455	10,714
Property and equipment under capital lease obligations	1,556	1,566
Total property and equipment	21,894	20,596
Less accumulated depreciation and amortization	(13,888)	(11,321)
Less accumulated depreciation and amortization of capital leases	(829)	(729)
Total property and equipment, net	$7,177	$8,546

Depreciation and amortization expense on property and equipment was $2,861, $2,690 and $780 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 5 – Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2010	2009
Payroll and related taxes	$8,696	$6,971
Accrued worker compensation claims	3,565	-
Accrued incurred but not reported health insurance claims	1,100	-
Accrued legal settlements, fees and contingencies (see Note 15)	2,997	5,684
Accrued preferred stock dividends	731	626
Accrued liability – vendor chargeback	90	40
Accrued contract labor	2,335	2,002
Accrued income taxes	-	296
Other – short term	3,457	6,407
Accrued liabilities – short term	22,971	22,026

Accrued worker compensation claims - long term	2,996	-
Accrued – long term related to legal settlement (payable in 24 equal monthly installments)	101	3,615
Multi-year insurance premium obligations	600	800
Accrued liabilities – long term	3,697	4,415
Total accrued liabilities	$26,668	$26,441

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

NOTE 6 - Long-term Debt

Long-term debt consisted of the following at December 31:

	2010	2009
Debenture payable - Convergent Capital Partners, II, L.P., see terms in note below, net of original issue discount of $192 and $288, respectively.	$4,808	$4,711

Note payable – PNC Equipment Finance, monthly installments of $1,658 including imputed interest of 9.7%, due June 2012, secured by software licenses.	27	-

Note payable – Johanson Berenson LLP. Paid in full during 2010.	-	232

Notes payable – group of accredited institutional investors. Interest is 6% payable semi-annually in cash or common stock at the Company’s election, due November 2007, collateralized by certain assets of the Company and subordinated. This note payable is past due (see note below).	47	50

Note payable – Lexstar Tower One, LP. Paid in full during 2010.	-	21

Note payable – DeLage Landen Financial Services. Paid in full during 2010.	-	12

Note payable – CIT Technology Financing Services, Inc. Paid in full during 2010.	-	9

Note payable, interest at 7%, the Company’s intent is to pay this note via reduction of life insurance proceeds, collateralized by life insurance policy owned by the Company.	49	46
Total long-term debt, net of original issue discount of $192 and $289, respectively.	4,931	5,081
Less: current portion and original issue discount of $64 and $96, respectively.	-	(228)
Long-term debt, net of current portion	$4,931	$4,853

Future maturities of long-term debt are as follows for the years ending December 31:

2011	$64
2012	5,010
2013	-
2014	-
2015	-
Thereafter	49
Total future maturities payments	$5,123

In June 2005, the Company borrowed $2,000 from Convergent Capital Partners I, L.P. in connection with an amendment of an original debt agreement.  The amendment extended the due date to May 2009.  The Company was required to pay monthly interest only payments through the due date.  The interest rate varied from 11% to 14% dependent on the Company’s stock prices.  The debenture agreement was collateralized by substantially all of the assets of the Company.  In January 2009, the Company modified the terms of its June 2005 warrant agreement with Convergent Capital.  The impact of the modification was an increase in the value of the warrants of approximately $30 which was expensed in 2009.  On May 26, 2009, the Company paid off its loan from Convergent Capital Partners I, L.P., in the amount of $1,400.

On May 27, 2009, the Company entered into a loan agreement with Convergent Capital Partners, II, L.P. for $5,000. This loan carries an interest rate of 14% and requires monthly interest only payments until December 2012 when the principal is due and payable in full.  In connection with this loan, the Company paid a closing fee to the lender of $100.  The Company also issued the lender 212,574 fully vested five year warrants with an exercise price of $3.  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The warrants were valued at $347 using the Black Scholes pricing model, recorded as original issue discount, and amortized under the effective interest method over the term of the note.  The Company expensed $96 and $58 during the years ended December 31, 2010 and 2009, respectively.  In the event the Company wishes to prepay the loan a prepayment penalty will be assessed.  The loan gives the lender a first security position in the Company’s assets.  The loan contains certain covenants with regards to the Company’s quarterly earnings before interest, taxes, depreciation and amortization.  The Company was in compliance with this covenant during the years ended December 31, 2010 and 2009.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

In November 2004, the Company borrowed $2,167 from a group of accredited institutional investors. The notes are convertible into shares of common stock at a conversion rate of $1.00 per share. The notes accrue interest at the rate of 6% per annum, which interest is payable semi-annually in cash or common stock at the Company's election. The notes were due to be paid in full November 2007.  This note payable is past due.  These notes are collateralized by certain assets and are subordinated.  The outstanding balance as of December 31, 2010 and 2009 was $47 and $50, respectively.

NOTE 7 – Related Parties Debt

Related parties debt consisted of the following at December 31:

	2010	2009
Related parties debt – short term:
Note payable – DirecTECH Holding Company, Inc., due on demand beginning April 2009, 0% interest, unsecured.	$500	$500

Note payable – Bas Mattingly, due June 2011, including interest at 4%, unsecured.	115	745

Note payable – Bas Mattingly, due June 2011, including interest at 7%, unsecured.	50	100

Related parties debt – short term	665	1,345

Related parties debt – long term:
Loan payable – DTHC payment due date January 2013, including interest at 8.25%. This note is due in full on January 1, 2013. No principal payments are required until January 1, 2013. Secured by all of the issued and outstanding stock of the DTHC operating entities.	29,449	29,856
Related parties debt	$30,114	$31,201

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

NOTE 8 – Capital Lease Obligations

The Company has lease financing facilities for property, equipment and leasehold improvements.  Leases outstanding under these agreements bear interest at an average rate of 11.59% and expire through August 2015. The obligations are collateralized by the property under lease excluding certain sold property items.  Total cost and accumulated amortization of the leased equipment was $1,556 and $829 at December 31, 2010 and $1,566 and $729 at December 31, 2009.  Amortization expense related to these obligations is included in depreciation expense.
Future minimum capital lease payments are as follows for the years ending December 31:

2011	$503
2012	269
2013	98
2014	14
2015	8
Less: amounts representing interest	(92)
Present value of future minimum lease payments	800
Less: current portion	(444)
Capital lease obligations, net of current portion	$356

NOTE 9 - Stockholders' Equity

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

Preferred Stock

This section describes the general terms and provisions of our preferred stock. A certificate of designation that contains the terms of each class or series of preferred stock has been filed with the State of Minnesota and the SEC each time we issued a new class or series of preferred stock. Each certificate of designation establishes the number of shares included in a designated class or series and fixes the designation, powers, privileges, preferences and rights of the shares of each class or series as well as any applicable qualifications, limitations or restrictions.

Our board of directors has been authorized to provide for the issuance of up to 487,103 shares of our preferred stock in multiple series without the approval of shareholders. With respect to each class or series of our preferred stock, our board of directors has the authority to fix the following terms, among others:

•	the designation of the series;

•	the number of shares within the series;

•	whether dividends are cumulative and, if cumulative, the dates from which dividends are cumulative;

•	the rate of any dividends, any conditions upon which dividends are payable, and the dates of payment of dividends;

•	whether interests in the shares of preferred stock will be represented by depositary shares;

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

•	whether the shares are redeemable, the redemption price and the terms of redemption;

•	the amount payable for each share if we dissolve or liquidate;

•	whether the shares are convertible or exchangeable, the price or rate of conversion or exchange, and the applicable terms and conditions;

•	any restrictions on issuance of shares in the same series or any other series;

•	voting rights applicable to the series of preferred stock; and

•	any other rights, priorities, preferences, restrictions or limitations of such series.

Holders of shares of preferred stock will be subordinate to the rights of our general creditors. Shares of our preferred stock that we issue in accordance with their terms will be fully paid and non-accessible, and will not be entitled to preemptive rights unless specified in the applicable certificate of designation.

The following chart summarizes certain terms of our outstanding preferred stock as of December 31, 2010.  The certificate of designation for each series should be carefully reviewed to determine exact rights and preferences of each class (in thousands, except share and liquidation preference amounts).

Class/ Series	Date of Issuance	Shares Outstanding(1)	Annual Dividend Rate	Number of shares issued upon conversion(2)	Liquidation Preference	Redeemable by Company
A	12/98	14,171	8% payable quarterly	1 shares	$ 148,796	Yes(4)
C	6/00	112,000	10% payable quarterly	.40 shares	1,120,000	Yes(5)
E	9/02	195,000	15% payable quarterly	-	1,950,000	Yes(5)
F	6/04	150,000	10% payable quarterly	1 shares	1,500,000	Yes(5)
G	9/04	11,595	8% payable quarterly	1.25 shares	115,950	--
H	11/04	1.23	6% payable semi-annually(3)	$1.00/share	123,000	Yes(6)(7)
J	12/09	100	8% payable quarterly(8)	50,000 shares	$10,000,000	No(7)
		482,867

(1)	All preferred stock is non-voting.

(2)	Preferred shares are convertible at any time. Figures are adjusted for a 1-for-5 reverse stock split of the Company’s common stock, effective August 7, 2007.

(3)	Dividends payable in common stock at a fixed rate of $1.00 per share.

(4)	Redeemable at $10.50 per share in accordance with the terms and conditions of the preferred stock certificate of designation.

(5)	Redeemable at $10.00 per share whenever the Company’s common stock price exceeds certain defined criteria and other terms and conditions of the preferred stock certificate of designation.

(6)	Redeemable at $100,000 per share in accordance with the terms and conditions of the preferred stock certificate of designation.

(7)	Redeemable at option of holder in accordance with the terms and conditions of the preferred stock certificate of designation.

(8)
Dividends are payable in cash or common stock at the Company’s sole discretion at a fixed rate of $2.00 per share; provided that the total number of shares that can be paid in such dividends may not exceed 750,000 shares.

The single Class F stockholder, at its sole discretion pursuant to a put option, can force the Company to redeem up to 50,000 Class F Preferred Shares (the equivalent of $500 worth).  This has been redeemed already.  Class H shareholders have the right to convert all or a portion of preferred shares upon the occurrence of a major transaction or triggering event as defined in the agreement and Multiband has the sole option to pay the redemption price in cash or shares of the Company’s common stock.  Class J shares have forced redemption rights at par, upon the occurrence of a major transaction or triggering event as defined in the agreement.  Classes G and J have no redemption “call” price.  Upon Multiband's call for redemption, the holders of the preferred stock called for redemption will have the option to convert each share of preferred stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by Multiband in its sole discretion.  Preferred stock not converted would be redeemed.

Our ability to issue preferred stock, or rights to purchase such shares, could discourage an unsolicited acquisition proposal. For example, we could impede a business combination by issuing a series of preferred stock containing, among other rights and preferences, class voting rights that would enable the holders of such preferred stock to block a business combination transaction. Alternatively, we could facilitate a business combination transaction by issuing a series of preferred stock having sufficient voting rights to provide a required percentage vote of the shareholders. Additionally, under certain circumstances, our issuance of preferred stock could adversely affect the voting power of the holders of our common stock. Although our board of directors is required to make any determination to issue any preferred stock based on its judgment as to the best interests of our shareholders, our board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our shareholders might believe to be in their best interests or in which shareholders might receive a premium for their stock over prevailing market prices of such stock. Our board of directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or applicable stock exchange requirements.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

Stock Compensation Plans

The Company has a 1999 Stock Compensation Plan, which permits the issuance of restricted stock and stock options to key employees and agents.  All outstanding incentive stock options granted under the prior 1997 Stock Options Plan continues until all agreements have expired.  There are 15,000,000 shares of common stock reserved for issuance through restricted stock, non-qualified stock option awards and incentive stock option awards.  The Plans also provide that the term of each award be determined by the Board of Directors.  Under the Plans, the exercise price of incentive stock options may not be less than the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed seven years from the award date.

The Company also has a 2000 Non-employee Director Stock Compensation Plan, which permits the issuance of stock options for 5,000,000 shares of common stock to non-employee directors.  The exercise price of the stock options is the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed seven years from award date.

The Company issued a total of 2,006,086 and 293,000 shares under both plans during the year ended December 31, 2010 and 2009, respectively.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, which allowed for the sale of 80,000 shares of Company common stock to qualified employees expired during 2010.  At December 31, 2010 and 2009, no shares were issued under the Plan.

Stock Subscriptions Receivable

The Company has a stock subscription from the issuance of common stock, collateralized by the stock, due to the Company.  At December 31, 2010, this receivable and the related reserve was written off.  At December 31, 2009 the balance was $123.  This agreement required monthly interest only payments of interest at 2% on the outstanding receivable balance.  At December 31, 2009, the Company had reserved $100 related to this stock subscription and interest receivable which was deemed to be uncollectible.  The outstanding balance, net of reserve, at December 31, 2009 was $26, including interest receivable of $3.

The Company had another stock subscription receivable from the issuance of common stock, collateralized by the stock, due to the Company.  At December 31, 2010, this receivable and the related reserve was written off.  At December 31, 2009 the balance was $123.  At December 31, 2009, the Company had reserved $123 related to this stock subscription which was deemed to be uncollectible.  The outstanding balance, net of reserve, at December 31, 2009 was $0.

Restricted Stock

The Company awards restricted common shares to selected employees.  Recipients are not required to provide any consideration other than services.  Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination.  The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting term of the awards.  For the years ended December 31, 2010 and 2009, the Company recognized stock-based compensation expense of $271 and $0, respectively.  At December 31, 2010 and 2009, there was approximately $231 and $0, respectively, of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted.  Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.86 years.  The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $100 and $0, respectively.

The following table sets forth a summary of restricted stock activity for the years ended December 31:

	Number of Restricted Shares			Weighted-Average Grant Date Fair Value
	2010	2009	2008	2010	2009	2008
Outstanding and not vested, January 1	-	-	-	$-	$-	$-
Granted	257,625	-	22,500	1.95	-	1.05
Vested	(50,000)	-	(22,500)	2.00	-	1.05
Outstanding and not vested, December 31	207,625	-	-	$1.94	$-	$-

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

Using the closing stock price of $2.84, $2.00 and $1.19, respectively, on December 31, 2010, 2009 and 2008, the number of restricted stock outstanding with an intrinsic value was 117,603, 0, and 0, respectively, with an intrinsic value of $234,013, $0, and $0, respectively.

In August 2010, the Company awarded 3,250 shares of restricted stock in the amount of $6 to certain employees of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares vest over three years and were awarded as performance bonuses pursuant to the Company’s 1999 Stock Compensation Plan.

In January 2010, the Company awarded 50,000 shares of restricted stock in the amount of $100 to four directors of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares were immediately vested and were awarded as performance bonuses pursuant to the Company’s 2000 Non-employee Directors Stock Compensation Plan.

In January 2010, the Company awarded 84,375 shares of restricted stock in the amount of $169 to an officer of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares vest over three years and were awarded as performance bonuses pursuant to the Company’s 1999 Stock Compensation Plan.

In January 2010, the Company awarded 120,000 shares of restricted stock in the amount of $228 to an officer of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares vest over two years and were awarded as performance bonuses pursuant to the Company’s 1999 Stock Compensation Plan.

In May 2008, the Company awarded 22,500 shares of restricted stock in the amount of $23 to two officers of the Company. These restricted shares were immediately vested and were awarded as performance bonuses pursuant to the Company’s 1999 Stock Compensation Plan.

Stock Options

Stock option activity is as follows for the years ended December 31:

	Options			Weighted-Average Exercise Price
	2010	2009	2008	2010	2009	2008
Outstanding, January 1	908,517	663,032	659,832	$4.97	$7.05	$7.15
Granted	2,006,086	293,500	41,500	1.82	1.25	1.87
Cancelled	(85,967)	(48,015)	(8,300)	3.79	19.35	3.82
Expired	(6,000)	-	(30,000)	23.75	-	3.00
Outstanding, December 31	2,822,636	908,517	663,032	$2.73	$4.97	$7.05

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009, and 2008 was $1.33, $0.90, and $1.48, respectively.  Options exercisable at December 31, 2010, 2009, and 2008 were 832,636, 675,985, and 625,601, respectively.  The weighted average price of exercisable options for the years ended December 31, 2010, 2009, and 2008 was $5.02, $6.24, and $7.34, respectively.  The total fair value of stock options vested during the years ended December 31, 2010 and 2009 was $3,830 and $3,650, respectively.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

In February 2010, the Company issued 59,211 shares of stock options with a Black-Scholes valuation of $79 to an officer of the Company.  These seven-year stock options vest immediately and were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

During 2010, the Company issued 1,812,500 shares of stock options with a Black-Scholes valuation of $2,309 to various employees of the Company.  These seven-year stock options vest over three years and were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

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

During the years ended December 31, 2010, 2009 and 2008, respectively, there were 85,967, 5,617 and 8,300 options forfeited or canceled.

Options outstanding and exercisable as of December 31, 2010 are as follows:

			Outstanding			Exercisable
				Weighted - Average			Weighted-
Range of Exercise Prices			Options	Exercise Price	Remaining Contractual Life-Years	Options	Average Exercise Price
$0.96	to	$3.85	2,312,786	$1.78	5.88	322,786	$1.79
4.25	to	6.90	158,580	6.13	3.79	158,580	6.13
7.00	to	8.60	343,370	7.37	3.54	343,370	7.37
9.25	to	10.00	5,900	9.50	3.27	5,900	9.50
22.00	to	22.00	2,000	22.00	0.08	2,000	22.00
$0.96	to	$22.00	2,822,636	$2.73	5.47	832,636	$5.02

A summary of the status of the Company’s nonvested options as of December 31, 2010 and changes during the year ended December 31, 2010 are as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2009	232,532	$0.97
Granted	2,006,086	1.33
Vested	(156,651)	1.21
Cancelled	(85,967)	1.60
Expired	(6,000)	-
Nonvested, December 31, 2010	1,990,000	$1.29

Using the closing stock price of $2.84, $2.00 and $1.19, respectively, on December 31, 2010, 2009 and 2008, the number of options outstanding with an intrinsic value was 2,160,386, 307,900 and 5,100, respectively, with an intrinsic value of $3,675, $385, and $5, respectively.

Using those same closing stock prices of $2.84, $2.00 and $1.19, respectively, on December 31, 2010, 2009 and 2008, the numbers of options exercisable was 295,486, 84,800 and 0, respectively, with an intrinsic value of $494, $106 and $0, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

There were no options exercised and therefore the intrinsic value of options exercised in 2010, 2009 and 2008 amounted to $0, $0, and $0, respectively.

Stock Warrants

Stock warrants activity is as follows for the years ended December 31:

	Outstanding			Weighted - Average Exercise Price
	2010	2009	2008	2010	2009	2008
Outstanding, January 1	1,668,273	1,485,833	3,088,873	$6.56	$7.25	$7.64
Granted	43,150	212,574	2,920	1.80	3.00	2.20
Exercised	-	-	-	-	-	-
Forfeited	(1,288,979)	(30,134)	(1,605,960)	7.23	5.52	7.85
Outstanding, December 31	422,444	1,668,273	1,485,833	$4.03	$6.56	$7.25

The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2010, 2009, and 2008 was $1.31, $1.75, and $0.56, respectively.

Warrants outstanding and exercisable as of December 31, 2010, are as follows:

				Weighted - Average
Range of Exercise Prices			Warrants	Remaining contractual life	Exercise prices
$1.80	to	$2.20	46,070	4.10	$1.83
3.00	to	5.00	346,374	1.68	3.69
11.25	to	11.25	30,000	0.73	11.25
$1.80	to	$11.25	422,444	1.61	$4.03

 Stock warrants issued for the years ended December 31 were awarded for:

	2010	2009	2008
Preferred stock dividends	43,150	-	-
Issuance of debenture payable	-	212,574	-
Services rendered	-	-	2,920
	43,150	212,574	2,920

During the year ended December 31, 2010, the Company issued 43,150 five-year warrants in lieu of cash for preferred stock dividends with a weighted average exercise price of $1.80.  These warrants were valued at $57 using the Black Scholes pricing model.

During the year ended December 31, 2009, the Company issued 212,574 four-year and seven month warrants in connection with the debenture payable (see Note 6) with a weighted average exercise price of $3.00.  These warrants were valued at $347 using the Black Scholes pricing model.

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

The fair value of stock warrants is the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions (see Note 1):

	2010	2009	2008
Risk-free interest rate	2.53%	2.00%	1.12%
Expected life	5 years	4 years	3 years
Expected volatility	95%	95%	95%
Expected dividend rate	0%	0%	0%

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

NOTE 10 – Noncontrolling Interest

Equity of noncontrolling interest (previously minority interest) in subsidiaries consisted of the following at December 31:

	2010	2009
Noncontrolling interest in subsidiaries, beginning balance	$-	$3,471
Purchase of 80% of NE, SC, EC, MBMDU, DV & Security	-	6,306
Purchase of 29% of NC from noncontrolling interest	-	(2,054)
Net income (loss) attributable to the noncontrolling interest in subsidiaries	-	(1,727)
Purchase remaining 20% of NC, NE, SC, EC MBMDU, DV & Security from noncontrolling interest	-	(5,996)
Noncontrolling interest (previously minority interest) in subsidiaries, ending balance	$-	$-

NOTE 11 – Business Segments

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

Segment disclosures are as follows:

Year ended December 31, 2010	MBCorp	MDU	HSP	Total
Revenues	$-	$23,467	$242,127	$265,594
Income (loss) from operations	(4,730)	(2,338)	20,737	13,669
Income (loss) before income taxes and noncontrolling interest in subsidiaries	(5,987)	(2,599)	18,164	9,578
Identifiable assets	18,306	11,118	82,244	111,668
Depreciation and amortization	631	2,965	4,702	8,298
Capital expenditures	350	855	99	1,304

Year ended December 31, 2009	MBCorp	MDU	HSP	Total
Revenues	$-	$25,187	$243,807	$268,994
Income (loss) from operations	(3,788)	(1,038)	(2,397)	(7,223)
Income (loss) before income taxes and noncontrolling interest in subsidiaries	(5,015)	(998)	(4,958)	(10,971)
Identifiable assets	2,510	12,547	84,474	99,531
Depreciation and amortization	417	4,066	6,423	10,906
Capital expenditures	270	2,611	56	2,937

Year ended December 31, 2008	MBCorp	MDU	HSP	Total
Revenues	$-	$19,290	$23,696	$42,986
Income (loss) from operations	(2,943)	1,511	2,335	903
Income (loss) before income taxes and noncontrolling interest in subsidiaries	(1,114)	1,480	2,363	2,729
Identifiable assets	5,567	7,471	13,005	26,043
Depreciation and amortization	698	2,295	32	3,025
Capital expenditures	60	87	24	171

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

NOTE 12– Income Taxes

The Company has federal net operating losses of $58,213 and state net operating losses of approximately $44,631, at December 31, 2010, which, if not used, will expire from 2011-2029.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  The Company has performed an IRC Section 382 study and determined that a total of four ownership changes had occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of approximately $48,700, consisting of annual amounts of approximately $9,000 per year for each of the years 2010-2012, $3,700 in 2013 and $1,100 per year thereafter. State net operating losses are limited to a total of approximately $21,500. We believe that approximately $20,000 of federal net operating losses and $29,000 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.  The amount of the deferred tax asset not expected to be realized is reported net of a valuation allowance.

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company would adjust its valuation allowance in the period the determination was made.  The Company considers projected future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized.  Based on existing contracts, the Company used a discounted projection of its revenue and expenses over the next five years, to determine the level of existing net operating loss carryforwards it will be able to offset against taxable income in that period which approximates the term of our HSP contract with DIRECTV including a one year renewal term.  Based upon the Company’s assessment of all available evidence, including previous years’ income, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that the Company will be able to realize a portion of the deferred tax assets in the future, and as a result recorded $5,116 of income tax benefit for the year ended December 31, 2010, which includes a $12,400 release of the valuation allowance.

The Company analyzed its other deferred tax assets and liabilities outstanding at December 31, 2010.  A portion of the valuation allowance was removed for the amount projected to reverse.  As of December 31, 2009, the Company believed it was more likely than not that it would be unable to fully utilize the deferred tax assets.  Accordingly, a full valuation allowance against its deferred tax assets was recorded as of that date.  At December 31, 2010 and 2009, the valuation allowance was $14,401 and $23,070, respectively.  The change in the valuation allowance was $8,669, $(5,897), and $(1,147) for the years ended December 31, 2010, 2009 and 2008, respectively.  The change in the valuation allowance shown in the effective tax rate reflects the current year’s activity.  It does not include a change in the valuation allowance due to adjustments in the deferred items for adjustments, true-ups, and purchase accounting entries that do not affect the current year’s tax provision.

During the fourth quarter of 2010, Company revised certain assumptions of the projected taxable income previously estimated during the year.  The Company accelerated the payment of an outstanding liability and paid off the remaining balance of $3,458 during the fourth quarter of 2010. The Company also completed its IRC Section 382 federal net operating loss carryforward study prior to the issuance of the 2010 consolidated financial statements.  The study used an alternative method for determining the IRC Section 382 limitation than had been used in the prior analysis.  The original estimate of the net operating loss limitation was $6,294 for each of the next five years.  As a result of the final study during the fourth quarter of 2010, the net operating loss limitation is approximately $9,000 for each of the next three years.  These revisions have been recorded and accounted for as a change in estimate due to new information including changes in facts and circumstances that were not reasonably knowable previously.   The impact of recording these revisions in the fourth quarter was an increase in net income of approximately $1,639, or $0.16 and $0.10 basic and diluted per share, respectively, for the three months ended December 31, 2010.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

In 2009, the Federal income tax return of the Company included the former operating entities of DirecTech Holding Company (see Note 2).  The Company acquired $10,191 of net deferred tax assets which includes federal net operating loss carryforwards of $24,158 equating to a deferred tax asset of $8,213, and state net operating loss carryforwards of $15,368 equating to a deferred tax asset of $815.  As of December 31, 2009, the acquired net deferred tax assets had a full valuation allowance to reserve against those deferred tax assets as the Company believed it was more likely than not that it would be unable to utilize the acquired deferred tax benefits.  During 2010, the Company determined that a portion of these deferred tax assets would be utilized and reduced the previously established valuation allowance.

The state tax expense reported is due to some of the subsidiaries having taxable income in states where the state requires filing separate company income tax returns instead of filing on a consolidated basis with members of the consolidated group.  Other state tax expense is associated with the tax liability being calculated off of gross receipts, capital, or some other non-income method of computation. Components of income tax expense (benefit) for 2010 and 2009 are:

2010 Income tax expense (benefit)	Federal	State	Total
Current	$1,343	$1,036	$2,379
Deferred	(6,947)	(548)	(7,495)
Total	$(5,604)	$488	$(5,116)

2009 Income tax expense	Federal	State	Total
Current	$-	$406	$406
Deferred	-	-	-
Total	$-	$406	$406

2008 Income tax expense	Federal	State	Total
Current	$952	$180	$1,132
Deferred	-	-	-
Total	$952	$180	$1,132

Components of net deferred income taxes are as follows at December 31:

	2010	2009
Deferred income tax assets:
Net operating loss carryforwards and tax credits	$22,223	$26,487
Stock-based compensation / compensation accruals	1,804	1,159
Accrued liabilities/reserves	4,906	3,969
Total net income tax assets	28,933	31,615
Less valuation allowance	(14,401)	(23,070)
	14,532	8,545
Deferred income tax liabilities:
Prepaid Expenses	111	5
Amortization of intangibles and goodwill, including impairment	6,114	8,436
Depreciation	812	104
Total deferred income tax liabilities	7,037	8,545
Net deferred income tax assets	$7,495	$-

Net Deferred taxes recorded on the balance sheet:
Net deferred tax assets/(liabilities) - current	$5,598	$-
Net deferred tax assets/(liabilities) – long-term	1,897	-
Total net deferred taxes recorded on the balance sheet	$7,495	$-

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2010	2009	2008
Federal statutory tax provision (benefit) rate	34.0%	(34.0)%	34.0%
State tax, net of federal benefit	5.3	(2.3)	6.0
Other	3.7	-	-
Change in valuation allowance	(96.4)	40.0	2.0
Effective tax rate	(53.4)%	3.7%	42.0%

The Company has the following net operating loss carryforwards at December 31, 2010, for income tax purposes:

Year of Expiration	Federal Net Operating Loss	State Net Operating Loss
2011	$-	$202
2012	-	783
2013	-	2,636
2014	-	3,312
2015	-	2,598
2016	-	1,435
2017	-	4,748
2018	-	4,112
2019	-	2,379
2020	2,892	1,422
2021	4,726	1,065
2022	4,353	5,381
2023	-	3,115
2024	4,254	2,370
2025	7,181	2,356
2026	5,248	1,513
2027	20,685	2,575
2028	8,874	720
2029	-	1,909
	$58,213	$44,631

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of December 31, 2010, we did not have any material uncertain tax positions.

It is our practice to recognize interest and penalties related to income tax matters as a component of income tax expenses on the consolidated statement of operations.  As of December 31, 2010, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of December 31, 2010 and 2009 that would reasonably be expected to affect our effective tax rate during the next twelve months.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

NOTE 13 - Supplemental Cash Flows Information

	2010	2009	2008
Cash paid for interest, net of amortization of OID and interest discount	$4,008	$1,924	$347
Cash paid for federal and state income taxes	5,325	761	681

Non-cash investing and financing transactions:
Reduction of related party debt with exchange for preferred stock	-	1,500	-
Reduction of accounts payable from sale of intangible assets and equipment	-	446	-
Reduction in related party debt by other receivable – related party for legal settlement	-	3,904	1,946
Reduction of related party debt by other receivable related party for legal fees paid on behalf of Directech	175	96	-
Reduction of stock subscription receivable via cancellation of common stock	-	-	61
Reduction of other receivable-related party with increase in fixed assets	-	-	543
Purchase of 51% of Michigan Microtech, Incorporated via issuance of notes payable and common stock, net of discount for imputed interest	-	-	5,783
Purchase of property and equipment with the increase in capital lease obligations	393	622	341
Purchase of intangible assets with the issuance of common stock and short term notes payable	163	-	-
Purchase of US Install via issuance of common stock	-	-	102
Acquisition of securities available for sale upon expiration of contingent rights	-	-	122
Intrinsic value of preferred dividends	3	5	58
Conversion of Class H preferred into common stock	2	8	-
Purchase of 29% of outstanding stock of NC (formerly MMT) with issuance of short and long-term notes payable	-	1,660	-
Interest paid with the issuance of common stock	3	4	-
Increase in prepaid expense via short term debt issued	8,806	17	-
Increase in short term debt via offset to accounts payable	-	159	-
Purchase 80% of outstanding stock of DirecTECH operating entities via payment to escrow in 2008	-	500	-
Conversion of notes payable and accrued interest to common and preferred stock	-	-	23
Conversion of preferred stock to common stock	-	-	3,895
Warrants issued for long term financing	-	347	-
Conversion of preferred stock dividends into common stock	902	264	179
Reduction of notes payable via reduction of related party receivable in connection with the purchase of 80% of outstanding stock of DirecTECH operating entities	-	5,844	-
Purchase 80% of outstanding stock of DirecTECH operating entities via issuance of short and long term notes payable	-	38,240	-
Common stock issued for services to be rendered, recorded as a prepaid asset	-	-	128
Purchase of remaining 20% of outstanding stock of DirecTECH operating entities via issuance of Class J preferred shares	-	10,000	-
Payment of debt with issuance of common stock	-	106	-
Payment of accrued expenses with the issuance of common stock	-	87	-
Reduction of accrued expenses with the issuance of stock options	113	-	-
Conversion of debt into common stock	-	17	-
Conversion of accounts payable into debt	-	394	-
Increase in prepaid expense with the increase in long term debt	36	-	-
Warrants issued for dividends	57	-	-
Common stock issued for deferred financing fees	181	-	-
Common stock issued for services and revenue share payments	62	-	-

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

NOTE 14 - Retirement Savings Plan

The Company has 401(k) profit sharing plan covering substantially all full-time employees.  Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code.  The Company made no discretionary contributions for any of the years presented.

NOTE 15 - Commitments and Contingencies

Operating leases - buildings

The Company has various operating leases for its corporate office space and warehouses with lease terms expiring at various dates through June 2017.  The monthly base rents range from approximately $170 to $175.  The leases contain provisions for payments of real estate taxes, insurance and common area costs.

Total rent expense for the years ended December 31, 2010, 2009 and 2008 including common area costs and real estate taxes was approximately $2,482, $2,409 and $584, respectively.

Future minimum rental payments are as follows for the years ending December 31:

Year	Amount
2011	$1,846
2012	1,453
2013	864
2014	389
2015	279
Thereafter	58
$4,889

Operating leases - vehicles

The Company leases substantially all of its fleet vehicles under operating leases from one lessor.  Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year.  After one year, the Company has the option to renew the lease as open ended or surrender the leased vehicle to the lessor to be sold.  If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess. If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor.  For the years ended December 31, 2010 and 2009, the Company recognized a loss on the sale of vehicles of approximately $762 and $233, respectively.  For the years ended December 31, 2010, 2009 and 2008, the Company’s operating lease expense under the lease totaled approximately $7,912, $7,930 and $1,080, respectively.  In addition, the Company has a security deposit with the lessor in the amount of approximately $1,701 and $1,701 which is included in other assets in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively.  Future minimum rental payments for all vehicles put in service in 2010 for the year ended December 31, 2011 is $1,297.

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

The Company also has a separate home service provider agreement with DirecTV ending September 30, 2014.  The term of this agreement with DirecTV will automatically renew as of October 1, 2014 for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DirecTV amounted to 99.0%, 99.2% and 91.3% of total revenue in 2010, 2009 and 2008, respectively.  Accounts receivable from this customer were 84.1% and 88.5% of total accounts receivable as of December 31, 2010 and 2009, respectively.  The Company purchases a substantial portion of its inventory from DirecTV.  DirecTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DirecTV, related to inventory supplied by DirecTV, was $17,009 and $14,886 at December 31, 2010 and 2009, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

Bulk Subsidy Reserve

Bulk subsidy revenue is generated when bulk subscriber counts are greater than the benchmark set by DirecTV.  The Company reviews the subscriber counts associated with bulk properties on a periodic basis to determine bulk subscriber counts over the total units at the property.  Based on its review, the Company estimates that the result of this analysis will be a reduction to the subscriber count of approximately 500 and 375 active bulk subscribers at December 31, 2010 and 2009, respectively.  The Company has recorded a bulk subsidy reserve of $100 and $75 at December 31, 2010 and 2009.  This reserve is netted against DirecTV estimated receivables on the consolidated balance sheets and netted against revenues in the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008.

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $3,098 and $9,299 of accrued liabilities as of December 31, 2010 and 2009, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

The majority of the accrual as of December 31, 2009 related to claims for back overtime wages alleged in a number of cases filed between 2006 to 2008 entitled Lachiev v. JBM (S.D. Ohio); Davis v. JBM (S.D. Ohio); Gruchy v. DirecTech Northeast (D. Mass); Stephen v. Michigan Microtech (E.D. Mich); and In re DirecTECH Southwest, Inc. (E.D. La).  Effective December 31, 2009, the Company settled in principal all of these claims, with the exception of Gruchy v. DirecTech Northeast.  While the Company and its predecessors denied the allegations underlying the lawsuits, they agreed to a settlement to avoid significant legal fees, the uncertainty of a jury trial, and other expenses and management time that would have to be devoted to protracted litigation.  The Company recorded the settlement of $6,729, net of imputed interest of $575 and including administration fees and estimated payroll taxes (see Note 2).  The aforementioned settlement was being paid in equal installments of $291 until December 2010 when the majority of the balance was paid off.  The remaining balance of the settlement as of December 31, 2010 is $355, which will be paid in 2011.  In December 2010, the Company settled the Gruchy case in principle for approximately $500, which will be paid during 2011.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC.  In relation to the settlement noted above, the Company offset $156 and $3,904 during the years ended December 31, 2010 and 2009, respectively.  The Company has recorded a receivable of $352 and $1,011 as of December 31, 2010 and 2009, respectively, which represents an estimate of the amount that will be recovered from DTHC including legal fees for the remaining litigation.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

Line of credit

The Company has a line of credit agreement with a bank that provides borrowings up to $50, due on demand.  Amounts outstanding under this line of credit carry an interest rate defined as the prime rate plus 3.0% (6.25% as of December 31, 2010).  As of both December 31, 2010 and 2009, the amount outstanding was $49.  This line of credit is guaranteed by J. Bas Mattingly, Vice President of Business Development of the Company.

Short-term financing

During 2010, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8,806 for workers compensation, business and auto insurance.  This financing agreement carried an interest rate of 6.12% and required monthly payments of principal and interest of $1,004 through October 2010.  As of December 31, 2010, the financing agreement was paid in full.

Equity financing

On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company.  If declared effective by the SEC, the Company would use any proceeds from this agreement for working capital to support current operations and for other general corporate purposes; which may involve expansion of those operations and/or reduction of existing debt.  We also entered into a registration rights agreement with LPC whereby we agreed to file a registration statement related to the transaction with the U.S. Securities & Exchange Commission (SEC) covering the shares that have been issued or may be issued to LPC under the purchase agreement.  After the SEC has declared effective the registration statement related to the transaction, we have the right, in our sole discretion, over a 25-month period to sell our shares of common stock to LPC in amounts up to $500 per sale, depending on certain conditions as set forth in the purchase agreement, up to the aggregate commitment of $10,000.  As of this writing, the registration statement has not been declared effective but is pending under SEC review.

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

NOTE 16 – Related Party Transactions

On September 1, 2009, the Company entered into an unsecured short term promissory note in the amount of $800 with J. Basil Mattingly, Vice President of Business Development of the Company.  The balance at December 31, 2010 and 2009 is $115 and $745, respectively.  The note carries an interest rate of 4% per annum and payment of its remaining balance as of December 31, 2010 was extended to June 30, 2011.

On January 2, 2009, the Company entered into a promissory note in the amount of $40,200 with DTHC, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default).  The note was subsequently adjusted by $6,344 for an offsetting receivable which was on Multiband’s books as of December 31, 2008.  This reduced the amount of this promissory note to $33,856.  The Company has the right to offset a portion of certain claims against the note to DTHC once those claims are resolved.  During the years ended December 31, 2010 and 2009, respectively the Company offset $408 and $4,000 of its claims against the outstanding balance.  The balance as of December 31, 2010 and 2009, respectively, was $29,449 and $29,856, respectively (see Note 2 and 15).  The note is secured by the stock and assets of all of the DTHC operating entities.  On January 2, 2009, the Company also entered into a short-term non-interest bearing note of $500 which has not been paid (see Note 2).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

Proceeds for the acquisition of US Install Inc. by the Company completed in February 2008 were obtained via an unsecured promissory note in the amount of $100 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Basil Mattingly, Vice President of Business Development of the Company.  The balance of this note is $50 and $100 at December 31, 2010 and 2009, respectively.  The note carries an interest rate of 7% per annum and was extended to June 30, 2011.

James Mandel, CEO of Multiband, loaned DTHC $100 in a short-term unsecured subordinated note, paying simple interest monthly at 10% and due October 2008.  The loan was repaid in full in March 2010.

The Company has a receivable due from a DTHC with no defined terms.  The balance of this receivable was $518 at December 31, 2010 and 2009, respectively.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC.  The Company has recorded a receivable of $352 and $1,011 as of December 31, 2010 and 2009, respectively, which represents an estimate of the amount that will be recovered from DTHC including legal fees for the remaining litigation.

In 2010, the Company redeemed 5,000 shares of preferred series E stock for $50 cash to director Eugene Harris.

In 2010, the Company redeemed 10,000 shares of preferred series E stock for $100 cash to director Frank Bennett.

In 2009, the Company issued 55,000 shares of preferred series E stock for $550 cash to director Eugene Harris.  In the years ended December 31, 2010 and 2009, respectively, the Company paid $94 and $19 of preferred stock dividends to this director.  Payment has been in the form of cash and warrants.

In 2009, the Company issued 155,000 shares of preferred series E stock for $50 cash to director Frank Bennett.  In the years ended December 31, 2010 and 2009, respectively, the Company has paid $269 and $54 of preferred stock dividends to this director.  Payment has been in the form of cash, common stock and warrants.

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

The Company has a line of credit agreement with a bank that provides borrowings up to $50 (see Note 15).  This line of credit is guaranteed by J. Bas Mattingly, Vice President of Business Development of the Company.

The Company leases warehouse space from two individuals that have ownership via related trusts in DTHC.  DTHC owns 100 of Multiband's Class J preferred stock worth $10,000.  Lease payments amount to $4 per month plus expenses, expiring in December 2013.

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013.  The Fargo base rate is $18 per month.  The Fargo property is owned in part by David Ekman, Chief Information Officer of the Company.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(in thousands, except for shares and per share amounts)

Prior to the purchase of DirecTECH on January 2, 2009, Multiband provided support center services to a then DirecTECH MDU (DTMDU), subsidiary of DTHC, currently Multiband MDU, Incorporated (MBMDU).  The Company recorded MDU segment revenue of $416 from DTMDU for the year ended December 31, 2008.  DTMDU was also one of the system operators in the MDU segment during 2008.  The Company has recorded MDU segment revenue of $2,917 and cost of products and services of $2,895 for the year ended December 31, 2008 related to this system operator.

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

During 2009, the Company purchased 100% of the operating subsidiaries of DTHC (see Note 2).  The following table is a condensed statement of operations for the year ended December 31, 2008, which presents the proforma financial results for the Company excluding all 2008 transactions with DTHC (unaudited):

	Multiband Corporation (as filed)	Less: DTHC Related (unaudited)	Proforma (unaudited)
Revenues	$42,986	$(3,333)	$39,653
Cost of products and services (exclusive of depreciation and amortization shown separately below)	28,426	(2,895)	25,531
Selling, general and administrative	10,500	750	11,250
Management consulting income	2,366	(2,366)	-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To Stockholders, Board of Directors and Audit Committee
Multiband Corporation and subsidiaries
New Hope, Minnesota

Under date of April 6, 2011, we reported on the consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 as contained in the annual report on Form 10-K for the year ended December 31, 2010, which report contained an unqualified opinion and an explanatory paragraph related to certain contractual relationships between the Company and DirecTECH Holding Company, Inc., which preceded a business combination occurring on January 2, 2009.  In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
April 6, 2011

MULTIBAND CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008
(in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
2010	$810	$-	$698	(A)	$112
2009	60	750	-		810
2008	75	-	15	(A)	60

Stock subscriptions and interest receivable
2010	223	25	248	(A)	-
2009	186	60	23	(A)	223
2008	161	60	35	(A)	186

(A)	Write-off uncollectible receivables