Form 10-Q
period 2011-03-31
MULTIBAND CORP
filed 2011-05-16
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________
COMMISSION FILE NUMBER 0 – 1325

MULTIBAND CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA
(State or other jurisdiction of incorporation or organization)

41 - 1255001
(IRS Employer Identification No.)

9449 Science Center Drive, New Hope, Minnesota 55428
(Address of principal executive offices) (Zip code)

Telephone (763) 504-3000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer“ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

On May 5, 2011, there were 10,589,082 shares outstanding of the registrant's common stock, no par value, and 480,847 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Three Months Ended
	March 31, 2011 (unaudited)	March 31, 2010 (unaudited)

REVENUES	$64,475	$60,248

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	47,759	43,953
Selling, general and administrative	14,637	13,517
Depreciation and amortization	1,715	2,436

Total costs and expenses	64,111	59,906

INCOME FROM OPERATIONS	364	342

OTHER EXPENSE
Interest expense	(986)	(1,123)
Interest income	8	5
Proceeds from life insurance	409	-
Other income	64	12

Total other expense	(505)	(1,106)

LOSS BEFORE INCOME TAXES	(141)	(764)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(49)	200

NET LOSS	(92)	(964)

Preferred stock dividends	381	381
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(473)	$(1,345)

LOSS PER COMMON SHARE – BASIC AND DILUTED:
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.05)	$(0.14)

Weighted average common shares outstanding – basic and diluted	10,448,638	9,791,373

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
	Three Months Ended
	March 31, 2011 (unaudited)	March 31, 2010 (unaudited)

NET LOSS	$(92)	$(964)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized losses on securities:
Unrealized holding losses arising during period	-	(1)

COMPREHENSIVE LOSS	$(92)	$(965)

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(in thousands)

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
CURRENT ASSETS
Cash and cash equivalents	$3,342	$1,204
Securities available for sale	2	2
Accounts receivable, net	17,046	17,223
Other receivable – related party	518	518
Inventories	10,854	11,066
Prepaid expenses and other	11,015	1,939
Current portion of notes receivable	8	6
Income tax receivable	3,258	3,133
Deferred tax asset – current	5,589	5,598
Total Current Assets	51,632	40,689
PROPERTY AND EQUIPMENT, NET	6,760	7,177
OTHER ASSETS
Goodwill	38,042	38,042
Intangible assets, net	16,634	17,435
Other receivable – related party – long term	38	352
Notes receivable – long-term, net of current portion	23	27
Deferred tax asset – long term	1,918	1,897
Other assets	5,883	6,049
Total Other Assets	62,538	63,802

TOTAL ASSETS	$120,930	$111,668

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
CURRENT LIABILITIES
Line of credit	$44	$49
Short term debt	6,950	44
Related parties debt – short term	615	665
Current portion of capital lease obligations	408	444
Accounts payable	30,631	26,997
Accrued liabilities	21,847	22,971
Deferred service obligations and revenue	1,848	1,822
Total Current Liabilities	62,343	52,992
LONG-TERM LIABILITIES
Accrued liabilities – long term	3,603	3,697
Long-term debt	4,901	4,931
Related parties debt - long-term	29,099	29,449
Capital lease obligations, net of current portion	287	356
Total Liabilities	100,233	91,425
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (14,171 shares issued and outstanding, $148,796 liquidation preference)	213	213
10% Class C (112,000 shares issued and outstanding, $1,120,000 liquidation preference)	1,453	1,453
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (10,000 and 11,595 shares issued and outstanding, $100,000 and $115,950 liquidation preference)	41	48
6% Class H (1.15 and 1.23 shares issued and outstanding, $115,000 and $123,000 liquidation preference)	-	-
8% Class J (100 shares issued and outstanding, $10,000,000 liquidation preference)	10,000	10,000
15% Class E cumulative preferred stock, no par value, (195,000 shares issued and outstanding, $1,950,000 liquidation preference)	1,950	1,950
Common stock, no par value (10,479,859 and 10,305,845 shares issued and outstanding)	39,718	39,311
Stock-based compensation	48,031	47,504
Accumulated other comprehensive income – unrealized gain on securities available for sale	2	2
Accumulated deficit	(82,211)	(81,738)
Total Stockholders' Equity	20,697	20,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$120,930	$111,668

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	THREE MONTHS ENDED MARCH 31,
	2011	2010
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(92)	$(964)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,715	2,436
Amortization of original issue discount	24	24
Amortization of imputed interest discount	-	9
Amortization of debt issuance costs	32	-
Interest receivable added to note receivable balance	-	3
Change in allowance for doubtful accounts on accounts receivable	(1)	(14)
Change in reserve for stock subscriptions and interest receivable	-	12
Services provided in exchange for reduction of debt	-	(12)
Stock based compensation expense	483	317
Deferred income taxes, net	(12)	-
Changes in operating assets and liabilities:
Accounts receivable	178	1,278
Other receivables – related party	(36)	(35)
Inventories	212	854
Prepaid expenses and other	783	725
Income tax receivable	(125)	-
Other assets	84	90
Accounts payable and accrued liabilities	2,516	(422)
Deferred service obligations and revenue	26	(11)
Net cash flows provided by operating activities	5,787	4,290
INVESTING ACTIVITIES
Purchases of property and equipment	(344)	(464)
Purchases of intangible assets	(153)	(35)
Collections on notes receivable	2	-
Net cash flows used by investing activities	(495)	(499)
FINANCING ACTIVITIES
Payments on long-term debt	(4)	(116)
Payments on related parties debt – short term	(50)	(18)
Payments on capital lease obligations	(105)	(144)
Net repayment on line of credit	(5)	-
Stock options exercised	24	-
Payments on short-term debt	(2,953)	(1,939)
Redemption on preferred stock	-	(6)
Preferred stock dividends	(61)	(61)
Net cash flows used by financing activities	(3,154)	(2,284)
INCREASE IN CASH AND CASH EQUIVALENTS	2,138	1,507
CASH AND CASH EQUIVALENTS - Beginning of Period	1,204	2,240
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,342	$3,747

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
	(unaudited)	(unaudited)
Cash paid for interest, net of amortization of OID and interest discount	$945	$1,143
Cash paid for federal and state income taxes	81	256
Non-cash investing and financing transactions:
Intrinsic value of preferred dividends	17	1
Conversion of accrued dividends into common stock	234	62
Conversion of preferred stock into common stock	24	-
Increase in prepaid expense via short-term debt issued	9,859	8,805
Reduction in related party debt by other receivable – related party	350	79
Reduction of accrued expenses with the issuance of stock options	169	113

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

NOTE 1 - Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods.  The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, previously filed with the Securities and Exchange Commission.

NOTE 2 - Summary of Significant Accounting Policies

Nature of Business
Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975.  The Company provides voice, data and video services to multi-dwelling unit and single family home customers.  The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three months ended March 31, 2011 and 2010, the Company incurred net losses of $92 and $964, respectively.  At March 31, 2011, the Company had an accumulated deficit of $82,211.  The Company's ability to continue as a going concern is dependent on maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt, capital and operating lease obligations and fund the Company's operations for the next twelve months:

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

Principles of Consolidation
The consolidated financial statements include the accounts of Multiband Corporation (MBCorp) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MNMDU), Multiband Subscriber Services, Inc. (MBSS), Multiband NC Incorporated (NC), Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband MDU Incorporated (MBMDU), Multiband DV Incorporated (DV) and Multiband Security Incorporated (Security).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

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

The Company has two operating segments.  The HSP segment (HSP) (companies include NE, SC, EC, NC, DV and Security) provides the installation and service of DirecTV video programming, internet and home security systems for residents of single family homes. The MDU segment (MDU) (companies include MNMDU, MBSS and MBMDU) functions as the master service operator for DirecTV and provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.

The Company earns HSP segment revenue as follows:

•	installation and service of DirecTV video programming for residents of single family homes; and
•	installation of home security systems and internet services.

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

The Company earns MDU segment revenue as follows:

•	from voice, video and data communications products which are sold and installed; and
•	direct billing of user charges to multiple dwelling units, through the activation and enhancement of, and residual fees, on video programming services provided to residents of multiple dwelling units.

MDU segment user charges are recognized as revenue in the period the related services are provided.  Any amounts billed prior to services being provided are reported as deferred service obligations and revenues.

Revenue generated from activation of video programming services is earned in the month of activation.  According to Multiband's Master System Operator agreement with DirecTV, in the event that a customer cancels within the first 12 months of service, DirecTV has the right to chargeback the Company for a portion of the activation fees received.  The Company has estimated the potential charge back of commissions received on activation fees during the past 12 months based on historical percentages of customer cancellations and has included that amount as a reduction of revenue.  Residual income is earned as services are provided by DirecTV through its system operators.  As a master system operator for DirecTV, the Company earns a fixed percentage based on net cash received by DirecTV for recurring monthly services, a variable amount depending on the number of activations in a given month, and a variable amount for coordinating improvements of systems used to deliver enhanced programming services.  The Company’s master system operator relationship with DirecTV also permits the Company to earn revenues through its control of other system operators who are unable to provide DirecTV video programming services without the Company’s performance.

The Company reports the aforementioned MDU voice, data, and video revenues on a gross basis based on the following factors: the Company has the primary obligation in the arrangement with its customers; the Company controls the pricing of its services; the Company performs customer service for the agreements; the Company approves customers; and the Company assumes the risk of payment for services provided.  Multiband offers some products and services that are provided by third party vendors.  The Company reviews the relationship between itself, the vendor and the end customer on an individual basis to assess whether revenue should be reported on a gross or net basis.  As an example, the Company’s resold satellite digital television revenue is reported on a net basis.

MDU segment revenue generated by the support center to service third party subscribers by providing billing and call center support services is recognized in the period the related services are provided.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

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

Long-lived Assets
The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There was no impairment at March 31, 2011 or December 31, 2010.

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

Effective January 1, 2011, the Company adopted additional FASB guidance which modified step one of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The guidance requires that an entity consider whether there are any adverse qualitative factors indicating that an impairment may exist.  This new guidance did not have an effect of the Company’s consolidated financial statements.

At March 31, 2011, the Company determined that there was no event which occurred or circumstance changes that would more likely than not reduce the fair value of its reporting units below their respective carrying values.  Goodwill was $38,042 at both March 31, 2011 and December 31, 2010.  The goodwill recorded as part of our HSP segment was $37,686 at both March 31, 2011 and December 31, 2010.  The goodwill recorded as part of our MDU segment was $356 at both March 31, 2011 and December 31, 2010.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

Components of intangible assets are as follows:
	March 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$2,859	$1,704	$2,706	$1,611
Contracts with DirecTV	36,902	21,423	36,902	20,562
Customer contracts	102	102	102	102
Total	$39,863	$23,229	$39,710	$22,275

Amortization of intangible assets was $954 and $1,753 for the three months ended March 31, 2011 and 2010, respectively.  Estimated amortization expense of intangible assets for the remainder of the year ending December 31, 2011 and for the years ending December 31, 2012, 2013, 2014, 2015, 2016 and thereafter is $2,860, $3,753, $3,648, $3,586, $2,648, $40 and $86, respectively.  Right of entry contracts contain $13 of contracts that have not been placed in service, therefore no amortization expense has been recorded.  The weighted average remaining life of the intangibles is 4.50 years with right of entry average life of 4.46 years and contracts with DirecTV of 4.50 years as of March 31, 2011.

The Company amortizes the right of entry contracts, contracts with DirecTV, and customer contracts, over their estimated useful lives ranging from 15 to 115 months.

Group Health and Workers’ Compensation Insurance Coverage
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

During 2011, the Company is self-insured for workers compensation claims up to $100 plus administrative expenses, for each occurrence involving workers compensation claims.  During 2010, the Company was self-insured for workers compensation claims up to $250 plus administrative expenses, for each occurrence involving workers compensation claims.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  If either we exceed our coverage amounts too often and our premiums rise, or if a high number of claims are made for which we are responsible (because they are below the deductible), our profitability and cash flow may be adversely affected.  In Ohio and North Dakota, the Company purchases state-funded premium based workers compensation insurance.

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based payments at fair value.  The financial statements for the three months ended March 31, 2011 and 2010 recognize compensation cost for the portion of outstanding awards which have vested during the periods.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three months ended March 31, 2011 and 2010 total share-based compensation expense of $300 ($.03 per share, basic and diluted) and $174 ($.02 per share, basic and diluted), respectively, was included in selling, general and administrative expenses.  As of March 31, 2011, there was $2,070 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.33 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

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

The risk-free rate for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

In determining the compensation cost of the options granted during the three months ended March 31, 2011 and 2010, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are as follows:

	Three months ended
	March 31, 2011	March 31, 2010
Risk-free interest rate	1.44%	1.89%
Expected life of options granted	4.39 Years	4.37 Years
Expected volatility range	99.0%	103.6%
Expected dividend yield	0%	0%

In January 2011, the Company issued stock options for 68,220 shares with a Black-Scholes valuation of $125 to four directors of the Company.  These seven-year stock options vested immediately and were issued as compensation pursuant to the Company’s 2000 Non-employee Directors Stock Compensation Plan.

In January 2011, the Company issued stock options for 92,234 shares with a Black-Scholes valuation of $169 to an officer of the Company.  These seven-year stock options vested immediately and were issued as short-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

In January 2011, the Company issued stock options for 87,000 shares with a Black-Scholes valuation of $175 to an officer of the Company.  These seven-year stock options vest over four years and were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

During the three months ended March 31, 2011, 90,400 options were forfeited or canceled.

Restricted Stock
The Company awards restricted common shares to selected employees and directors.  Recipients are not required to provide any consideration other than services.  Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination.  The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting term of the awards.  As of March 31, 2011 and March 31, 2010, the Company recognized stock-based compensation expense of $183 and $143, respectively.  At March 31, 2011 and December 31, 2010, there was approximately $348 and $231, respectively, of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted.  Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.47 years.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2011:

	Number of Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding and not vested at December 31, 2010	207,625	$1.94
Granted	110,294	2.72
Vested	(45,956)	2.72
Forfeited	(500)	1.85
Outstanding and not vested at March 31, 2011	271,463	$2.12

In January 2011, the Company awarded 45,956 shares of restricted stock in the amount of $125 to four directors of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares vested immediately and were awarded as compensation pursuant to the Company’s 2000 Non-employee Directors Stock Compensation Plan.

In January 2011, the Company awarded 64,338 shares of restricted stock in the amount of $175 to an officer of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares vest over three years and were awarded as performance bonuses pursuant to the Company’s 1999 Stock Compensation Plan.

Loss per Common Share
Basic income (loss) per common share is computed by using income (loss) attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted income (loss) per common share reflects the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period.  Potentially dilutive shares consists of shares issuable upon the exercise of stock options, stock warrants and unvested restricted stock (using treasury stock method) and conversion of preferred shares (using the as converted method). All options, warrants, convertible preferred shares, and unvested restricted stock during the three months ended March 31, 2011 and 2010 were excluded from the calculation of diluted loss per share as their effects were anti-dilutive due to the Company’s net losses for the periods.  A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income (loss) per share calculation, as they were anti-dilutive, are as follows:

	March 31, 2011 (unaudited)	March 31, 2010 (unaudited)
Numerator:
Loss attributable to common stockholders	$(473)	$(1,345)
Additions: Dividends paid on convertible preferred stock	-	-

Net loss for diluted earnings per share	$(473)	$(1,345)

Denominator:
Weighted average common shares outstanding – basic and diluted	10,448,638	9,791,373

Loss per common share -basic and diluted	$(0.05)	$(0.14)

Antidilutive shares	8,904,595	8,139,297

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

Segment Reporting
A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments.  Management believes that the Company has two operating segments, HSP, where the Company receives net cash payments for the installation and service of DirecTV video programming for residents of single family homes, and MDU, where the Company acts as a master service operator for DirecTV, receives net cash payments for managing video subscribers through its network of system operators who are billed by DirecTV and also directly bills voice, data and video subscribers as a principal.  The Company also has a third, non-operating segment, the Multiband Corporation segment (MBCorp), which includes corporate expenses (e.g. corporate administrative costs, interest income, interest expense, depreciation and amortization) (see Note 5).

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

NOTE 3 – Inventories

Inventories consisted of the following:
	March 31, 2011	December 31, 2010
DirecTV – serialized	$2,677	$2,687
DirecTV – nonserialized	4,852	5,513
Other	3,325	2,866
Total	$10,854	$11,066

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

NOTE 4 – Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2011	December 31, 2010
Payroll and related taxes	$6,622	$8,696
Accrued worker compensation claims	3,987	3,565
Accrued incurred but not reported health insurance claims	1,025	1,100
Accrued legal settlements, fees and contingencies (see Note 6)	3,232	2,997
Accrued preferred stock dividends	800	731
Accrued liability – vendor chargeback	90	90
Accrued contract labor	2,827	2,335
Other – short term	3,264	3,457
Accrued liabilities – short term	21,847	22,971

Accrued worker compensation claims - long term	2,996	2,996
Accrued – long term related to legal settlement (payable in 24 equal monthly installments)	101	101
Multi-year insurance premium obligations	506	600
Accrued liabilities – long term	3,603	3,697
Total accrued liabilities	$25,450	$26,668

NOTE 5 - Business Segments

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

Segment disclosures are as follows:

Three months ended March 31, 2011	MBCorp	MDU	HSP	Total
Revenues	$-	$5,687	$58,788	$64,475
Income (loss) from operations	(1,535)	(785)	2,684	364
Income (loss) before income taxes	(1,499)	(813)	2,171	(141)
Identifiable assets	28,230	10,718	81,982	120,930
Depreciation and amortization	147	633	935	1,715
Capital expenditures	114	147	83	344

Three months ended March 31, 2010	MBCorp	MDU	HSP	Total
Revenues	$-	$5,521	$54,727	$60,248
Income (loss) from operations	(1,503)	(679)	2,524	342
Income (loss) before income taxes	(1,870)	(746)	1,852	(764)
Identifiable assets	10,684	11,998	82,250	104,932
Depreciation and amortization	148	1,034	1,254	2,436
Capital expenditures	80	384	-	464

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

NOTE 6 – Commitments and Contingencies

Legal proceedings
The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $3,333 and $3,098 of accrued liabilities at March 31, 2011 and December 31, 2010, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

The majority of the accrued liabilities relate either to claims for overtime wages or a Department of Labor matter further described below.

Effective December 31, 2009, the Company settled in principal all of the overtime wage claims, with the exception of Gruchy vs. Directech Northeast (D. Mass).  In December 2010, the Company settled the Gruchy case in principal for approximately $500 which will be paid during 2011.  While the Company and its predecessors denied the allegations underlying the overtime claim lawsuits, we agreed to settlements to avoid significant legal fees, the uncertainty of a jury trial and other expenses and management time related to protracted litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP).  Multiband Corporation was not named in this complaint.  Various defendants in this matter have made requests to Multiband for advancement or reimbursement of legal fees to defend the case.  Two of those Defendants, Robert Eddy and Woody Bilyeu, have filed suit against DTHC, Multiband and certain Multiband operating subsidiaries for reimbursement of said fees.  In an ancillary count, Bilyeu has also filed suit seeking acceleration of his promissory note with DTHC which totals approximately $9,400 at March 31, 2011.  The basis for these reimbursement requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband itself.  To date, Multiband has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; 2) Multiband believes the primary remedy the DOL is seeking from the defendants is one of “disgorgement” from the individual DTHC shareholders; and 3) Multiband has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and Multiband cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

Significant relationship
The Company is a master agent for DirecTV pursuant to a master system operator (MSO) agreement with DirecTV dated August 2005.  The initial term of the agreement was for three years and expired in August 2008, but the agreement provided for two additional two-year renewals if the Company has a minimum number of paying video subscribers in its system operator network.  The Company has met the requirements and has completed the first two year automatic renewal period.  Currently the Company is on a month-to-month term while the agreement is in the process of being negotiated.  Under that agreement the Company is required to ensure that its system operators meet minimum technical DirecTV system standards so that the system operator subscribers may properly receive DirecTV programming services.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

The Company also has a separate home service provider agreement with DirecTV ending April 30, 2015.  The term of this agreement with DirecTV will automatically renew as of May 1, 2015 for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term.  Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DirecTV amounted to 98.0% and 98.3% of total revenue for the three months ended March 31, 2011 and 2010, respectively.  Accounts receivable from this customer were 83.0% and 84.1% of total accounts receivable at March 31, 2011 and December 31, 2010, respectively.  The Company purchases a substantial portion of its inventory from DirecTV.  DirecTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DirecTV, related to inventory supplied by DirecTV, was $17,733 and $17,009 at March 31, 2011 and December 31, 2010, respectively.

Line of credit
The Company has a line of credit agreement with a bank that provides borrowings up to $50, due on demand.  Amounts outstanding under this line of credit carry an interest rate defined as the prime rate plus 3.0% (6.25% as of March 31, 2011).  At March 31, 2011 and December 31, 2010, the amount outstanding was $44 and $49, respectively.  This line of credit is guaranteed by J. Basil Mattingly, Vice President of Business Development of the Company.

Short-term financing
During 2011, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $9,859 for workers compensation, business and auto insurance.  This financing agreement carries an interest rate of 5.7% and requires monthly payments of principal and interest of $1,012 through November 2011.  As of March 31, 2011, the outstanding balance was $6,950.

Equity financing
On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company. On April 20, 2011, the Company terminated the purchase agreement with LPC. The registration statement the Company filed in conjunction with the LPC transaction was amended on April 22, 2011.  The registration statement as amended now seeks to register Multiband common stock in an underwritten public offering of 10,000,000 shares of common stock (not including the 1,500,000 shares of common stock issuable upon exercise of the underwriters’ over-allotment option).  Approximately 6.9 million shares, or 69% of the shares to be sold (excluding the over-allotment), are expected to be sold by DTHC.  As of May 16, 2011, the amended registration statement has not been declared effective.

Operating leases – vehicles
The Company leases substantially all of its fleet vehicles under operating leases from one lessor.  Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year.  After one year, the Company has the option to renew the lease as open ended or surrender the leased vehicle to the lessor to be sold.  If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess.  If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor.  The Company recognized a gain on the sale of vehicles of $362 for the three months ended March 31, 2011 and a loss on the sale of vehicles of $63 for the three months ended March 31, 2010.  For the three months ended March 31, 2011 and 2010, the Company’s operating lease expense under the lease totaled approximately $2,137 and $2,030, respectively.  In addition, the Company has a security deposit with the lessor in the amount of $1,701 which is included in other assets in the accompanying consolidated balance sheets at March 31, 2011 and December 31, 2010.

Bulk Subsidy Reserve
Bulk subsidy revenue is generated when bulk subscriber counts are greater than the benchmark set by DirecTV.  The Company reviews the subscriber counts associated with bulk properties on a periodic basis to determine bulk subscriber counts over the total units at the property.  Based on its review, the Company estimates that the result of this analysis will be a reduction to the subscriber count of approximately 500 active bulk subscribers at both March 31, 2011 and December 31, 2010.  The Company has recorded a bulk subsidy reserve of $100 at March 31, 2011 and December 31, 2010.  This reserve is netted against DirecTV estimated receivables on the consolidated balance sheets and is netted against revenues in the consolidated statement of operations for both of the three months ended March 31, 2011 and 2010.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

NOTE 7 – Income Taxes

The Company has federal net operating losses of $58,213 and state net operating losses of approximately $44,631, at March 31, 2011 and December 31, 2010, which, if not used, will expire from 2011-2029.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  The Company has performed an IRC Section 382 study and determined that a total of four ownership changes had occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of approximately $38,300, consisting of annual amounts of approximately $9,000 per year for each of the years 2011-2012, $3,700 in 2013 and $1,100 per year thereafter. State net operating losses are limited to a total of approximately $15,403. We believe that approximately $20,000 of federal net operating losses and $29,000 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.  The amount of the deferred tax asset not expected to be realized is reported net of a valuation allowance.

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company would adjust its valuation allowance in the period the determination was made.  The Company considers projected future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized.   At March 31, 2011 and December 31, 2010, the valuation allowance was $14,396 and $14,401, respectively.

The Company’s effective tax rate on income (loss) before income taxes for the three months ended March 31, 2011 was (34.8)%.  For the three months ended March 31, 2011, the Company has recorded an income tax benefit of $49 related to federal, state and deferred income taxes.

For the three months ended March 31, 2010, the Company has recorded an income tax provision of $200 related to state taxes.  The Company reports state tax expense due to some of the subsidiaries having taxable income in states where the state requires filing separate company income tax returns instead of filing on a consolidated basis with members of the consolidated group.  Other state tax expense is associated with the tax liability being calculated off of gross receipts, capital, or some other non-income method of computation.

The Company assesses the uncertainty in the income taxes recognized in its financial statements caused by the noncomparability in reporting tax assets and liabilities by; (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations  The Company’s federal and state tax returns are potentially open to examinations for years 2007-2009.  The Company has no significant unrecognized tax benefits as of March 31, 2011 and December 31, 2010 that would reasonably be expected to affect our effective tax rate during the next twelve months.

NOTE 8 – Related Party Transactions

On September 1, 2009, the Company entered into an unsecured short term promissory note in the amount of $800 with J. Basil Mattingly, Vice President of Business Development of the Company.  The balance at both March 31, 2011 and December 31, 2010 was $115.  The note carries an interest rate of 4% per annum and payment of its remaining balance as of December 31, 2010 was extended to June 30, 2011.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(in thousands, except for share and per share amounts)

The Company has a promissory note with DTHC, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default).  The note is secured by the stock and assets of all of the DTHC operating entities.  The balance at March 31, 2011 and December 31, 2010 was $29,099 and $29,449, respectively.  The Company has the right to offset a portion of certain claims against the note to DTHC once those claims are resolved.  During the three months ended March 31, 2011 and year ended December 31, 2010, respectively the Company offset $350 and $408 of its claims against the outstanding balance.  The Company also has a short-term non-interest bearing note with DTHC in the amount of $500 which has not been paid.

In connection with the purchase of the operating subsidiaries of DTHC, the Company has the right to offset a portion of certain claims against the note to DTHC.  The Company has recorded receivables of $38 and $352 at March 31, 2011 and December 31, 2010, respectively, which represent estimates of the amounts that will be recovered from DTHC including legal fees for the remaining litigation.

Proceeds for the Company’s acquisition of US Install Inc. completed in February 2008 were obtained via an unsecured promissory note in the amount of $100 between Multiband and Bas Mattingly Master, LLC, a trust controlled by J. Basil Mattingly, Vice President of Business Development of the Company.  The balance of this note was paid in full at March 31, 2011 and was $50 at December 31, 2010.  The note carried an interest rate of 7% per annum.

The Company has a receivable due from a DTHC with no defined terms.  The balance of this receivable was $518 at both March 31, 2011 and December 31, 2010.

The Company paid $23 and $20 of preferred series E stock dividends to director Eugene Harris in the three months ended March 31, 2011 and 2010, respectively.  Payment has been in the form of cash and warrants.

The Company paid $65 and $57 of preferred stock dividends to director Frank Bennett in the three months ended March 31, 2011 and 2010, respectively.  Payment has been in the form of cash, common stock and warrants.

The above transactions were approved by the disinterested members of the Company’s audit committee.

The Company has a line of credit agreement with a bank that provides borrowings up to $50 (see Note 6).  This line of credit is guaranteed by J. Bas Mattingly, Vice President of Business Development of the Company.

The Company leases warehouse space from two individuals that have ownership via related trusts in DTHC.  DTHC owns 100 shares of Multiband's Class J preferred stock worth $10,000.  Lease payments amount to $4 per month plus expenses, expiring in December 2013.

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013.  The Fargo base rate is $18 per month.  The Fargo property is owned in part by David Ekman, Chief Information Officer of the Company.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  Forward-looking statements are only predictions and are not guarantees of performance.  These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

These important factors include those that we discuss under the heading “Risk Factors” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.  You should read those risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report.  We cannot assure you that the forward-looking statements in this report will prove to be accurate.  Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.  You should read this report completely.  Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Corporate Information
We are a Minnesota corporation formed in September 1975.  Our principal executive offices are located at 9449 Science Center Drive, New Hope, Minnesota 55428, and our telephone number is (763) 504-3000.  Our website address is www.multibandusa.com.  The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report.  As used in this report, references to “we,” “our,” “us,” “Multiband” and “the Company” refer to Multiband Corporation unless the context indicates otherwise.

Overview
We are a leading national provider of technical installation and fulfillment services to both residential and commercial properties.  We operate in 32 states with 28 field offices and employ approximately 3,200 people.  Our Company has two operating segments: 1) Home Service Provider (HSP), which primarily installs DirecTV video services for residents of single family homes, and 2) Multi-Dwelling Unit (MDU), which provides voice, data and video services to residents of multiple dwelling units.  We are the nation’s second largest independent DirecTV service provider in the HSP market and the largest nationwide DirecTV master system operator in the MDU market.  We operate a call center facility to support our MDU segment and have developed proprietary call center support and billing software applications.  Our strategy is to leverage our current infrastructure, workforce, technology, and national footprint to support our growth initiatives.

Home Service Provider (HSP Segment)
Through our HSP segment, we generate revenue from the installation and service of DirecTV video programming for residents of single family homes in our territory.  The HSP segment functions as a fulfillment arm for DirecTV, who directly bills the video subscribers.  In addition to our DirecTV fulfillment services, we provide other home installation services including home security systems and internet.  In the future, we intend to leverage the national footprint and technical expertise of our HSP segment to support our growth initiatives in the MDU segment and provide installation services to corporations and government agencies.

Multi-Dwelling Unit (MDU Segment)
Through our MDU segment, we serve as a master system operator for DirecTV, which allows us to offer satellite television services to residents of multi-dwelling units directly and through a network of affiliated operators.  The MDU segment also offers bundled services for voice, data and video directly to residents in the MDU market.  Our primary customers in the MDU segment are property owners/managers who are focused on delivering their residents (our end users) reliability, quality service, short response times, minimized disruptions and alterations on the property, and value added services.  Our contracts with the property owner typically run three to ten years pursuant to right-of-entry agreements between property owners and us.  Within this segment, we also offer our internal support center and billing platform to service third party clients.  As of April 30, 2011, we had approximately 105,000 owned and managed subscribers, with an additional 45,000 subscribers supported by the support center.

Our Strategies
Our strategies are centered on leveraging our existing infrastructure and improving operational efficiencies.  The key elements of our business strategies are:

•	Grow Our MDU Business.
We believe that we are well positioned with proper funding to support DirecTV’s growth initiatives in the MDU market because we are currently the largest nationwide MDU master system operator and we have invested significant time, effort, and capital into developing our MDU infrastructure.  Our intent is to work closely with DirecTV to substantially grow this segment of our business by targeting middle to high-end rental properties and resort area condominiums.  We will target properties that range from 50 to 150 units on a contiguous MDU property for television and internet access only.  We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

•	Expand Our Installation & Fulfillment Services.
We believe our national footprint and technical expertise uniquely position us to expand into new installation and fulfillment services for corporations, government agencies and residential properties.  Expanding our installation services would allow us to better leverage our fixed costs and improve operating margins.  We continue to evaluate opportunities to expand into new installation services and will pursue those opportunities that are strategically and financially viable.

•	Improve Operational Efficiencies.
We intend to continue improving our profitability and cash flow by reducing technician turnover, maintaining strict inventory control systems, improving our training and safety programs to reduce insurance and other costs, reducing fleet fuel usage, and optimizing vehicle leasing terms.

•	Pursue Strategic Acquisitions.
We intend to pursue strategic acquisitions that expand the scope of our service offerings, allow us to expand our operations into new geographic areas or strengthen our position in our existing geographic markets.

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED

	March 31, 2011 (unaudited)	March 31, 2010 (unaudited)
REVENUES	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	74.1%	73.0%

SELLING, GENERAL & ADMINISTRATIVE	22.7%	22.4%
DEPRECIATION & AMORTIZATION	2.6%	4.0%

INCOME FROM OPERATIONS	.6%	.6%
INTEREST EXPENSE & OTHER, NET	-.8%	-1.9%
LOSS BEFORE INCOME TAXES	-.2%	-1.3%
PROVISION FOR (BENEFIT FROM) FOR INCOME TAXES	-.1%	.3%
NET LOSS	-.1%	-1.6%

RESULTS OF OPERATIONS (in thousands)

Revenues
Total revenues increased 7.0% to $64,475 for the quarter ended March 31, 2011 as compared to $60,248 for the quarter ended March 31, 2010.

HSP segment revenues for the three months ended March 31, 2011, were $58,788 in comparison to $54,727 for the same period in 2010, an increase of 7.4%.  The increase was due to an increase in DirecTV work order volume of approximately 12.0% and an increase in earned incentive revenue of approximately $2,000.  Historically, first quarter revenues are lower than all subsequent quarters as we perform a significant amount of our services outdoors and winter weather can restrict our activity.  The Company expects revenues in the HSP segment to improve during the second and third quarters followed by a normal seasonal decrease in the fourth quarter.

Revenues in the first quarter of 2011 for the MDU segment increased 3.0% to $5,687, as compared to $5,521 in the first quarter of 2010.  The increase was primarily due to increased build-out revenue offset by a decrease in subscriber activations during the quarter. The build-out revenue relates to installation work provided to the Company by DirecTV.  The Company believes it can ultimately increase revenues by increasing this build-out revenue and by selling its support center services to its network of system operators and other third parties.  The Company expects MDU revenues to be relatively constant in 2011 due to reduced DirecTV MDU subscriber activations offset by an increase in build-out revenue.

Cost of Products and Services (exclusive of depreciation and amortization)
The Company's cost of products and services increased by 8.7% to $47,759 for the quarter ended March 31, 2011, as compared to $43,953 for the same quarter last year.  This increase was largely attributable to the HSP segment.

Cost of products and services increased by 8.7% for the HSP segment for the three months ended March 31, 2011 and were $43,884 for the HSP segment, compared to the $40,370 in the prior year quarter.  This change is the result of higher costs due to the increase in work order volume and changes in job mix plus a decision by management to increase the number of technician supervisors.  This resulted in increased payroll and payroll taxes of $1,365 as well as more technician training and incentive pay which amounted to $1,439.  Fleet expenses also increased $117 as a result of a rise in fuel costs of $433 during the quarter over the prior year period which was partially offset by a net gain of $316 from the sale of fleet vehicles  During the remainder of 2011, the Company expects HSP cost of products and services to remain steady relative to revenue.

Cost of products and services for the MDU segment increased 8.1% for the current quarter and were $3,875, compared to $3,583 in the same quarter last year.  This increase comes from the increased costs associated with the increase in build-out revenue.  In 2011, the Company expects MDU cost of products and services to remain relatively constant in relation to revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8.3% to $14,637 in the quarter ended March 31, 2011, compared to $13,517 in the prior year’s quarter.  Selling, general and administrative expenses were, as a percentage of revenues, 22.7% for the quarter ended March 31, 2011 and 22.4% for the same period a year ago.  The Company anticipates that for the remainder of 2011, selling, general and administrative expenses will remain consistent as a percentage of overall revenues with first quarter levels.

Depreciation and Amortization
Depreciation and amortization expense decreased 29.6% to $1,715 for the quarter ended March 31, 2011, compared to $2,436 in the prior year’s quarter.  This expense primarily decreased during the quarter due to a new HSP contract entered into with DirecTV effective October 1, 2010 which extended the amortization period for the contract to September 30, 2015.  Depreciation and amortization expense is expected to remain comparable to the first quarter amount through the remainder of 2011.

Income (Loss) from Operations
The Company, in the first quarter of 2011, earned income from operations of $364, versus $342 during the prior year’s comparable period.  For the first quarter of 2011, the HSP segment earned income from operations of $2,684, compared to $2,524 in the same period last year. This slight improvement in income was primarily due to materially increased incentive revenue of $2,000.  However, the Company’s overall job mix, as previously referenced, combined with certain payroll increases largely offset the gains in incentive revenue.  The Company expects a more favorable job mix in subsequent quarters in part due to milder weather.  The HSP segment is expected to maintain its profitability through 2011.  The MDU segment showed a loss from operations of $785 for the three months ended March 31, 2011, compared to a loss of $679 for the three months ended March 31, 2010, primarily due to reduced DirecTV MDU subscriber activations and increased support costs.  The Company plans to mitigate its loss in the MDU segment in future periods by increasing its installation build-out work and by seeking growth and concentrating subscribers in targeted geographic markets in order to service them more efficiently.  The MBCorp segment, which has no revenues, showed a loss from operations of $1,535 for the three months ended March 31, 2011 compared to a loss of $1,503 for the same period last year.  The MBCorp segment loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels.

Interest Expense
Interest expense was $986 for the quarter ended March 31, 2011, versus $1,123 for the same period a year ago, primarily reflecting a decrease related to a legal settlement that was paid in full in December 2010.

Proceeds from Life Insurance
Proceeds from life insurance, due to the death of the Company’s former chairman of the board, was $409 and $0 for the quarter ended March 31, 2011 and March 31, 2010, respectively.

Provision for (Benefit from) Income Taxes
For the three months ended March 31, 2011, the Company has recorded an income tax benefit of $49 resulting in an effective income tax rate of 34.8%.  For the three months ended March 31, 2010, the Company recorded a provision of $200 related to state taxes.  The Company has no significant unrecognized tax benefits as of March 31, 2011 that would reasonably be expected to affect our effective tax rate.

Net Loss
In the first quarter of 2011 and 2010, the Company incurred net losses of $92 and $964, respectively.

Liquidity and Capital Resources
During the three months ended March 31, 2011 and 2010, the Company incurred net losses of $92 and $964, respectively.  Net cash provided by operations during the three months ended March 31, 2011 was $5,787, compared to the three months ended March 31, 2010 of $4,290.  Principal payments on current long-term debt, short-term debt to a related party and capital lease obligations over the next 12 months are expected to total $7,973.  The Company intends to pay these maturing debt obligations with cash generated by operations.

Cash and cash equivalents totaled $3,342 at March 31, 2011, versus $1,204 at December 31, 2010.  The Company’s working capital deficit at March 31, 2011 was $10,711, compared to $12,303 at December 31, 2010.  Net cash used by investing activities totaled $495 for the three months ended March 31, 2011, compared to $499 for the three months ended March 31, 2010.

In 2011, the Company intends to focus on maintaining profitability in its HSP business segment.  With regard to its MDU business segment, the Company, believes it can mitigate losses in 2011, via increased installation build-out work and growth and concentration of subscribers in targeted markets.

The Company used $344 for capital expenditures during the three months ended March 31, 2011, compared to $464 in the same period last year.

Capital expenditures consisted of property build-outs and equipment acquired for internal use.  This decrease was related to a reduced amount of company funded build outs to MDU properties during 2010.  In 2011, the Company estimates that it will have approximately $1,200 of additional capital expenditures which the Company intends to fund through leasing and/or cash on hand.

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

On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company.  On April 20, 2011, the Company terminated the purchase agreement with LPC.  The registration statement the Company filed in conjunction with the LPC transaction was amended on April 22, 2011.  The registration statement as amended now seeks to register Multiband common stock in an underwritten public offering of 10,000,000 shares of common stock (not including the 1,500,000 shares of common stock issuable upon exercise of the underwriters’ over-allotment option).  Approximately 6.9 million shares, or 69% of the shares to be sold (excluding the over-allotment), are expected to be sold by DTHC.  The Company presently intends to use the proceeds from the offering for working capital and other general corporate purposes, including potential future acquisitions and redemption of its 15% Class E Cumulative Preferred Stock, which is currently owned by two of the Company’s directors, for approximately $1.95 million.  The Company will not receive any proceeds from the sale of shares of common stock by the selling shareholder, DTHC.  As of May 16, 2011, the amended registration statement has not been declared effective.

The Company, as of March 31, 2011, needs to continue to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations.  Management believes that through a combination of leveraging assets, its cash on hand, greater expense control, recent positive operating income, and potential sales of common and/or preferred stock, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010.  Also refer to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $3,333 and $3,098 of accrued liabilities at March 31, 2011 and December 31, 2010, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

The majority of the accrued liabilities relate either to claims for overtime wages or a Department of Labor matter further described below.

Effective December 31, 2009, the Company settled in principal all of the overtime wage claims, with the exception of Gruchy vs. Directech Northeast (D. Mass).  In December 2010, the Company settled the Gruchy case in principal for approximately $500 which will be paid during 2011.  While the Company and its predecessors denied the allegations underlying the overtime claim lawsuits, we agreed to settlements to avoid significant legal fees, the uncertainty of a jury trial and other expenses and management time related to protracted litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP).  Multiband Corporation was not named in this complaint.  Various defendants in this matter have made requests to Multiband for advancement or reimbursement of legal fees to defend the case.  Two of those Defendants, Robert Eddy and Woody Bilyeu, have filed suit against DTHC, Multiband and certain Multiband operating subsidiaries for reimbursement of said fees.  In an ancillary count, Bilyeu has also filed suit seeking acceleration of his promissory note with DTHC which totals approximately $9,400 at March 31, 2011.  The basis for these reimbursement requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband itself.  To date, Multiband has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; 2) Multiband believes the primary remedy the DOL is seeking from the defendants is one of “disgorgement” from the individual DTHC shareholders; and 3) Multiband has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and Multiband cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (In thousands, except for share amounts)

During the last three months the registrant has issued various securities that were not registered under the Securities Act.  The securities were offered and sold by us in reliance upon the exemptions provided under Section 4(2) under the Securities Act relating to sales not involving any public offering, and/or Rule 506 of Regulation D under the Securities Act.  The certificates representing the securities sold bear a restrictive legend that prohibits transfer without registration or an applicable exemption.  All purchasers signed agreements stating that they were purchasing for investment purposes only and which contain restrictions on the transfer of the securities sold.

During 2011, the Company issued a total of 11,067 shares of common stock at various times worth a total of $32 to Mr. Frank Bennett, a director, in lieu of payment for dividends on Class E preferred stock.

In March 2011, the Company issued 12,500 shares of common stock worth $24 to Mr. James Mandel, CEO as a result of the exercise of a non-qualified stock option.

In February 2011, the Company issued 1,675 shares of common stock worth $8 as a result of the dividend an related conversion of Series H preferred stock.

In January 2011, the Company issued 100,822 shares of common stock worth $202 to DirecTECH Holding Company, Inc., in lieu of payment for dividends on Class J preferred stock.

In January 2011, the Company issued 1,994 shares of common stock worth $16 as a result of the conversion of Series G preferred stock.

In January 2011, the Company issued 45,956 shares of common stock worth $125 in lieu of payment for board of director services.

ITEM 6.  EXHIBITS

(a)           Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Multiband Corporation, as amended.
3.2	Bylaws of Multiband Corporation.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION Registrant
Date: May 16, 2011	By:	/s/ James L. Mandel Chief Executive Officer (Principal Executive Officer)
Date: May 16, 2011	By:	/s/ Steven M. Bell Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of Multiband Corporation, as amended. (1)
3.2	Bylaws of Multiband Corporation. (2)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. *
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. *

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011.