Form 10-Q
period 2011-06-30
MULTIBAND CORP
filed 2011-08-15
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Yes ☐ No ☒

On August 5, 2011, there were 21,595,029 shares outstanding of the registrant's common stock, no par value, and 284,697 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)
REVENUES	$71,782	$64,888	$136,257	$125,136
COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	52,110	43,814	99,869	87,767
Selling, general and administrative	13,481	13,500	28,117	27,017
Depreciation and amortization	1,705	2,146	3,420	4,582

Total costs and expenses	67,296	59,460	131,406	119,366

INCOME FROM OPERATIONS	4,486	5,428	4,851	5,770

OTHER EXPENSE
Interest expense	(964)	(1,066)	(1,950)	(2,189)
Interest income	4	1	12	6
Proceeds from life insurance	-	-	409	-
Other income	58	15	121	27

Total other expense	(902)	(1,050)	(1,408)	(2,156)

INCOME BEFORE INCOME TAXES	3,584	4,378	3,443	3,614

PROVISION FOR INCOME TAXES	1,549	1,983	1,500	2,183

NET INCOME	2,035	2,395	1,943	1,431

Preferred stock dividends	278	351	659	732
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,757	$2,044	$1,284	$699

INCOME PER COMMON SHARE – BASIC:
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$0.12	$0.21	$0.10	$0.07
INCOME PER COMMON SHARE – DILUTED:
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$0.10	$0.15	$0.09	$0.07
Weighted average common shares outstanding – basic	14,210	9,912	12,341	9,851
Weighted average common shares outstanding - diluted	19,313	15,040	18,242	9,980

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)
NET INCOME	$2,035	$2,395	$1,943	$1,431

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized losses on securities:
Unrealized holding losses arising during period	(155)	(5)	(155)	(6)

COMPREHENSIVE INCOME	$1,880	$2,390	$1,788	$1,425

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
CURRENT ASSETS
Cash and cash equivalents	$17,078	$1,204
Securities available for sale	2,115	2
Accounts receivable, net	19,479	17,223
Other receivable (see Note 9)	-	518
Inventories	11,766	11,066
Prepaid expenses and other	9,847	1,939
Current portion of notes receivable	6	6
Income tax receivable	627	3,133
Deferred tax asset – current	5,589	5,598
Total Current Assets	66,507	40,689
PROPERTY AND EQUIPMENT, NET	6,435	7,177
OTHER ASSETS
Goodwill	38,042	38,042
Intangible assets, net	15,799	17,435
Other receivable – long-term (see Note 9)	36	352
Notes receivable – long-term, net of current portion	22	27
Deferred tax asset – long-term	1,918	1,897
Other assets	5,833	6,049
Total Other Assets	61,650	63,802

TOTAL ASSETS	$134,592	$111,668

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
CURRENT LIABILITIES
Line of credit	$41	$49
Short-term debt	4,150	709
Current portion of capital lease obligations	377	444
Accounts payable	30,526	26,997
Accrued liabilities	22,969	22,971
Deferred service obligations and revenue	1,605	1,822
Total Current Liabilities	59,668	52,992
LONG-TERM LIABILITIES
Accrued liabilities – long-term	3,549	3,697
Long-term debt (see Note 9)	34,079	34,380
Capital lease obligations, net of current portion	220	356
Total Liabilities	97,516	91,425
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (12,696 and 14,171 shares issued and outstanding, $133,308 and $148,796 liquidation preference)	190	213
10% Class C (112,000 shares issued and outstanding, $1,120,000 liquidation preference)	1,453	1,453
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (10,000 and 11,595 shares issued and outstanding, $100,000 and $115,950 liquidation preference)	41	48
6% Class H (1.00 and 1.23 shares issued and outstanding, $100,000 and $123,000 liquidation preference)	-	-
8% Class J (0 and 100 shares issued and outstanding, $0 and $10,000,000 liquidation preference)	-	10,000
15% Class E cumulative preferred stock, no par value, (0 and 195,000 shares issued and outstanding, $0 and $1,950,000 liquidation preference)	-	1,950
Common stock, no par value (21,593,779 and 10,305,845 shares issued and outstanding)	66,243	39,311
Stock-based compensation	48,258	47,504
Accumulated other comprehensive income – unrealized gain (loss) on securities available for sale	(155)	2
Accumulated deficit	(80,454)	(81,738)
Total Stockholders' Equity	37,076	20,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$134,592	$111,668

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2011	2010
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$1,943	$1,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,420	4,582
Loss on sale of assets	-	4
Amortization of original issue discount	48	48
Amortization of deferred financing costs	170	18
Interest receivable added to note receivable balance	-	3
Change in allowance for doubtful accounts on accounts receivable	(16)	(421)
Change in reserve for stock subscriptions and interest receivable	-	22
Services provided in exchange for reduction of debt	-	(12)
Common shares issued for services	-	10
Stock based compensation expense	710	412
Deferred income taxes, net	(12)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,240)	(970)
Other receivables	43	(42)
Inventories	(700)	275
Prepaid expenses and other	2,010	2,639
Income tax receivable	2,506	-
Other assets	88	294
Accounts payable and accrued liabilities	3,633	2,649
Deferred service obligations and revenue	(217)	(471)
Net cash flows provided by operating activities	11,386	10,471
INVESTING ACTIVITIES
Purchases of property and equipment	(767)	(1,078)
Purchases of intangible assets	(275)	(35)
Purchases of securities available for sale	(2,270)	-
Collections on notes receivable	5	1
Net cash flows used by investing activities	(3,307)	(1,112)
FINANCING ACTIVITIES
Proceeds from issuance of common stock – net of related expenses	16,176	-
Stock issuance costs	(21)	(10)
Payments on long-term debt	(9)	(333)
Payments on short-term debt	(6,068)	(5,530)
Payments on capital lease obligations	(203)	(289)
Net repayment on line of credit	(8)	-
Stock options exercised	39	-
Warrants exercised	41	-
Redemption of preferred stock	(1,979)	(12)
Preferred stock dividends	(173)	(146)
Net cash flows provided (used) by financing activities	7,795	(6,320)
INCREASE IN CASH AND CASH EQUIVALENTS	15,874	3,039
CASH AND CASH EQUIVALENTS - Beginning of Period	1,204	2,240
CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,078	$5,279

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2011	2010
	(unaudited)	(unaudited)
Cash paid for interest, net of amortization of OID and interest discount	$1,911	$2,103
Net cash paid (received) for federal and state income taxes	(1,269)	1,148

Non-cash investing and financing transactions:
Intrinsic value of preferred dividends	15	2
Conversion of accrued dividends into common stock	547	367
Conversion of preferred stock into common stock	10,024	-
Conversion of accrued interest into common stock	1	2
Increase in prepaid expenses via short-term debt issued	10,009	8,806
Reduction of long-term debt via offset against life insurance proceeds	49	-
Reduction of short-term debt via other receivable	500	-
Reduction in long-term debt by other receivable	291	66
Reduction of accrued expenses with the issuance of stock options	169	113
Purchase of property and equipment via increase in capital lease obligations	-	77
Increase in prepaid expense via increase in capital lease obligations	-	36
Purchase of intangible assets via issuance of short-term notes payable and common stock	-	163

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2011 and 2010, the Company earned net income of $1,943 and $1,431, respectively. At June 30, 2011, the Company had an accumulated deficit of $80,454. The Company's ability to continue as a going concern is dependent on maintaining profitability and/or raising additional capital. Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments; however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt, capital and operating lease obligations and fund the Company's operations for the next twelve months:

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
JUNE 30, 2011 AND 2010
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

Revenue generated from activation of video programming services is earned in the month of activation. According to Multiband's Master System Operator agreement with DirecTV, in the event that a customer cancels within the first 12 months of service, DirecTV has the right to chargeback the Company for a portion of the activation fees received. The Company has estimated the potential chargeback of commissions received on activation fees during the past 12 months based on historical percentages of customer cancellations and has included that amount as a reduction of revenue. Residual income is earned as services are provided by DirecTV through its system operators. As a master system operator for DirecTV, the Company earns a fixed percentage based on net cash received by DirecTV for recurring monthly services, a variable amount depending on the number of activations in a given month, and a variable amount for coordinating improvements of systems used to deliver enhanced programming services. The Company’s master system operator relationship with DirecTV also permits the Company to earn revenues through its control of other system operators who are unable to provide DirecTV video programming services without the Company’s performance.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. For the MDU and HSP segments, the Company does have concentrations of credit risk as over 85.6% of accounts receivable at June 30, 2011 is with one customer (see Note 7). Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of approximately $96 and $112 at June 30, 2011 and December 31, 2010, respectively.

Long-lived Assets

The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There was no impairment at June 30, 2011 or December 31, 2010.

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

At June 30, 2011, the Company determined that there was no event which occurred or circumstance changes that would more likely than not reduce the fair value of its reporting units below their respective carrying values. Goodwill was $38,042 at both June 30, 2011 and December 31, 2010. The goodwill recorded as part of our HSP segment was $37,686 at both June 30, 2011 and December 31, 2010. The goodwill recorded as part of our MDU segment was $356 at both June 30, 2011 and December 31, 2010.
Components of intangible assets are as follows:

	June 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$2,981	$1,801	$2,706	$1,611
Contracts with DirecTV	36,902	22,283	36,902	20,562
Customer contracts	102	102	102	102
Total	$39,985	$24,186	$39,710	$22,275

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

Amortization of intangible assets was $957 and $1,430 for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, amortization of intangibles assets was $1,911 and $3,183, respectively. Estimated amortization expense of intangible assets for the remainder of the year ending December 31, 2011 and for the years ending December 31, 2012, 2013, 2014, 2015, 2016 and thereafter is $1,910, $3,766, $3,661, $3,599, $2,661, $53 and $136, respectively. Right of entry contracts contain $13 of contracts that have not been placed in service, therefore no amortization expense has been recorded. The weighted average remaining life of the intangibles is 4.53 years with right of entry average life of 4.89 years and contracts with DirecTV of 4.50 years as of June 30, 2011.

The Company amortizes the right of entry contracts, contracts with DirecTV, and customer contracts, over their estimated useful lives ranging from 36 to 120 months.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The financial statements for the three and six months ended June 30, 2011 and 2010 recognize compensation cost for the portion of outstanding awards which have vested during the periods. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended June 30, 2011 and 2010 total share-based compensation expense of $170 ($0.01 per share, basic and diluted) and $53 ($0.01 per share, basic and $0.00 per share, diluted), respectively, was included in selling, general and administrative expenses. For the six months ended June 30, 2011 and 2010 total share-based compensation expense of $470 ($0.04 per share, basic and $0.03 per share, diluted) and $227 ($.02 per share, basic and diluted), respectively, was included in selling, general and administrative expenses. As of June 30, 2011, there was $1,903 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.15 years. This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

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
JUNE 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

The risk-free rate for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

In determining the compensation cost of the options granted during the three and six months ended June 30, 2011 and 2010, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are as follows:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Risk-free interest rate	1.98%	2.49%	1.57%	2.47%
Expected life of options granted	5.0 years	5.0 years	4.54 years	5.0 years
Expected volatility range	98.4%	94.9%	98.8%	95.2%
Expected dividend yield	0%	0%	0%	0%

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

In June 2011, the Company issued 50,000 shares of stock options with a Black-Scholes valuation of $118 to an employee of the Company. These seven-year stock options vest over three years and were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

During the six months ended June 30, 2011, 177,567 options were forfeited or canceled.

Restricted Stock

The Company awards restricted common shares to selected employees and directors. Recipients are not required to provide any consideration other than services. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination. The restricted stock is valued at the grant date fair value of the common stock and expensed over the requisite service period or vesting term of the awards. For the three months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense of $57 and $42, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense of $240 and $185, respectively. At June 30, 2011 and December 31, 2010, there was approximately $291 and $231, respectively, of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three and six months ended June 30, 2011 was $0 and $125, respectively.

The following table sets forth a summary of restricted stock activity for the three and six months ended June 30, 2011:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested at December 31, 2010	207,625	$1.94
Granted	110,294	2.72
Vested	(45,956)	2.72
Forfeited	(500)	1.85
Outstanding and not vested at June 30, 2011	271,463	$2.12

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

Common Stock Offering

On June 1, 2011, the Company completed a public offering of 12,880,000 shares of its common stock, of which the Company sold 5,974,932 shares and the selling shareholder (DTHC) sold 6,905,068 at a price of $3.00 per share. The Company received net proceeds of approximately $16,176 after deducting offering expenses, underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares by DTHC. DTHC converted its Class J preferred shares as part of its participation in the offering.

Income per Common Share

Basic income per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted income per common share reflects the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potentially dilutive shares consists of shares issuable upon the exercise of stock options, stock warrants and unvested restricted stock (using treasury stock method) and conversion of preferred shares (using the as converted method). A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income per share calculation, as they were anti-dilutive, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)
Numerator:
Income attributable to common stockholders	$1,757	$2,044	$1,284	$699
Additions: Dividends paid on convertible preferred stock	135	204	333	-
Net income for diluted earnings per share	$1,892	$2,248	$1,617	$699
Denominator:
Weighted average common shares outstanding – basic	14,210,192	9,911,967	12,340,767	9,851,409

Assumed conversion of diluted securities:
Convertible preferred shares	3,387,148	5,053,665	4,171,271	14,494
Stock options	1,140,455	74,379	1,155,360	113,868
Restricted stock	316,346	-	316,346	-
Warrants	258,644	-	258,644	-
Potentially dilutive common shares	5,102,593	5,128,044	5,901,621	128,362

Weighted average common shares outstanding - diluted	19,312,785	15,040,011	18,242,388	9,979,771
Earnings per common share:
Basic	$0.12	$0.21	$0.10	$0.07
Diluted	$0.10	$0.15	$0.09	$0.07

Awards excluded from diluted income per share	776,025	3,640,180	802,443	7,406,366

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. Management believes that the Company has two operating segments, HSP, where the Company receives net cash payments for the installation and service of DirecTV video programming for residents of single family homes, and MDU, where the Company acts as a master service operator for DirecTV, receives net cash payments for managing video subscribers through its network of system operators who are billed by DirecTV and also directly bills voice, data and video subscribers as a principal. The Company also has a third, non-operating segment, the Multiband Corporation segment (MBCorp), which includes corporate expenses (e.g. corporate administrative costs, interest income, interest expense, depreciation and amortization) (see Note 6).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
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

Recent Accounting Pronouncements

In June, 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU is effective for fiscal years beginning after December 15, 2011. The Company does not expect adoption of this ASU to have a material effect on its results of operations, financial position or cash flows.

Reclassifications

Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. The reclass was a change in presentation of related party debt and other receivable related party as of December 31, 2010 to reflect the current classification due to the lender no longer being a related party (see Note 9). These reclassifications had no effect on reported net income or shareholder equity.

NOTE 3 – Securities Available for Sale

During June, 2011, the Company acquired from a third party 709,271 shares of WPCS International Incorporated (WPCS) for a total purchase price of $2,270. This represents approximately 10.2% interest in WPCS. The Company also owns 37,994 common shares of Western Capital Resources, Inc. (WCRS). The Company’s investments in available-for-sale securities were determined based on quoted market prices in active markets for identical assets and liabilities (level 1). Investments are classified as available-for-sale and are carried at their fair market value based upon quoted market prices for these or similar instruments at the balance sheet date. Unrealized gains and losses are reported as a separate component of stockholders’ equity until realized. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. Management believes no such declines in value existed at June 30, 2011.

Securities available for sale consisted of the following at:

	June 30, 2011	December 31, 2010
Beginning balance	$2	$7
Initial investment	2,270	-
Current period unrealized loss	(157)	(5)
Ending balance	$2,115	$2

Fair value of securities available for sale consisted of the following:

	June 30, 2011	December 31, 2010
Cost	$2,270	$-
Unrealized gain (loss)	$(155)	$2
Fair value at period end	$2,115	$2

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

NOTE 4 – Inventories

Inventories consisted of the following at:

	June 30, 2011	December 31, 2010
DirecTV – serialized	$2,578	$2,687
DirecTV – nonserialized	5,943	5,513
Other	3,245	2,866
Total	$11,766	$11,066

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

NOTE 5 – Accrued Liabilities

Accrued liabilities consisted of the following at:

	June 30, 2011	December 31, 2010
Payroll and related taxes	$8,394	$8,696
Accrued worker compensation claims	4,617	3,565
Accrued incurred but not reported health insurance claims	1,025	1,100
Accrued legal settlements, fees and contingencies (see Note 7)	2,717	2,997
Accrued preferred stock dividends	647	731
Accrued liability – vendor chargeback	90	90
Accrued contract labor	2,108	2,335
Other – short-term	3,371	3,457
Accrued liabilities – short-term	22,969	22,971

Accrued worker compensation claims - long-term	2,996	2,996
Accrued – long-term related to legal settlement (payable in 24 equal monthly installments)	101	101
Multi-year insurance premium obligations	452	600
Accrued liabilities – long-term	3,549	3,697
Total accrued liabilities	$26,518	$26,668

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

Segment disclosures are as follows:

	MBCorp	MDU	HSP	Total
Three months ended June 30, 2011:
Revenues	$-	$6,374	$65,408	$71,782
Income (loss) from operations	(581)	(282)	5,349	4,486
Identifiable assets	40,716	10,411	83,465	134,592
Depreciation and amortization	150	625	930	1,705
Capital expenditures	93	312	18	423

Three months ended June 30, 2010	MBCorp	MDU	HSP	Total
Revenues	$-	$5,517	$59,371	$64,888
Income (loss) from operations	(657)	(719)	6,804	5,428
Identifiable assets	10,925	11,928	83,461	106,314
Depreciation and amortization	155	736	1,255	2,146
Capital expenditures	124	487	36	647

Six months ended June 30, 2011:	MBCorp	MDU	HSP	Total
Revenues	$-	$12,061	$124,196	$136,257
Income (loss) from operations	(2,116)	(1,067)	8,034	4,851
Identifiable assets	40,716	10,411	83,465	134,592
Depreciation and amortization	297	1,258	1,865	3,420
Capital expenditures	207	459	101	767

Six months ended June 30, 2010	MBCorp	MDU	HSP	Total
Revenues	$-	$11,038	$114,098	$125,136
Income (loss) from operations	(2,160)	(1,398)	9,328	5,770
Identifiable assets	10,925	11,928	83,461	106,314
Depreciation and amortization	303	1,770	2,509	4,582
Capital expenditures	171	871	36	1,078

NOTE 7 – Commitments and Contingencies

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred. The Company has recorded $2,818 and $3,098 of accrued liabilities at June 30, 2011 and December 31, 2010, respectively, for claims and known and potential settlements and legal fees associated with existing litigation. The majority of the accrued liabilities relate either to claims for overtime wages or a Department of Labor matter further described below.

Effective December 31, 2009, the Company settled in principal all of the overtime wage claims, with the exception of Gruchy vs. Directech Northeast (D. Mass). In December 2010, the Company settled the Gruchy case in principal for approximately $500. In June 2011, the settlement amount was revised to $336. While the Company and its predecessors denied the allegations underlying the overtime claim lawsuits, we agreed to settlements to avoid significant legal fees, the uncertainty of a jury trial and other expenses and management time related to protracted litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP). Multiband Corporation was not named in this complaint. In May 2011, these individuals settled the complaint with the DOL. Various defendants in this matter have made requests to Multiband for advancement or reimbursement of legal fees to defend the case. Two of those Defendants, Robert Eddy and Woody Bilyeu, have filed suit against DTHC, Multiband and certain Multiband operating subsidiaries for reimbursement of said fees. In an ancillary count, Bilyeu has also filed suit seeking acceleration of his promissory note with DTHC which totals approximately $9,200 at June 30, 2011. The basis for these reimbursement requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband itself. To date, Multiband has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; and 2) Multiband has no obligation to indemnify DTHC individual shareholder conduct. Notwithstanding the above, the outcome of the matter is uncertain at present and Multiband cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated. Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

Non-binding letter of intent

On June 15, 2011 the Company signed a non-binding letter of intent (LOI) to acquire WPCS International Incorporated (NASDAQ: WPCS), a leader in design-build engineering services for communications infrastructure based in Exton, Penn. The acquisition, which will be subject to customary due diligence, negotiation of a definitive merger agreement and other conditions, including the approval of the shareholders of WPCS, is expected to close by the end of the third quarter of 2011. The Company is offering $3.20 in cash per share for WPCS shares. The Company, in exchange for a 120 day exclusive period (90 days with a 30 day extension option) in which to close the transaction, paid a one million dollar down payment, refundable in the event the definitive agreement is materially breached by WPCS or certain other circumstances. In conjunction with the LOI announcement, the Company also acquired from a third party 709,271 shares of WPCS’s outstanding common stock for a total purchase price of $2,270. This represents approximately 10.2% interest in WPCS (see Note 3).

On August 11, 2011, the Company signed an additional non-binding letter of intent (LOI) whereby the Company will purchase from WPCS, the WPCS operation centers located in St. Louis, Missouri and Sarasota, Florida.  The consideration for the purchase will be two million dollars, of which seven hundred fifty thousand dollars will be disbursed from the one million dollar down payment previously put into escrow by Multiband and the balance of which will be paid for by cash on hand.  The LOI also includes provisions whereby Multiband is provided an exclusive period until February 1, 2012 to purchase the outstanding common stock of WPCS on terms consistent with those detailed in the parties’ original June 2011 letter of intent. In exchange for the aforementioned, Multiband has agreed that during the exclusivity timeframe, it will not sell any of the 709,271 common shares of WPCS it currently owns.

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

The Company also has a separate home service provider agreement with DirecTV ending April 30, 2015. The term of this agreement with DirecTV will automatically renew as of May 1, 2015 for additional one year periods unless either the Company or DirecTV gives written notice of termination at least 90 days in advance of expiration of the then current term. Termination of the Company's DirecTV agreements would have a material adverse impact on the Company's on-going operations. Revenues generated from DirecTV amounted to 97.4% and 97.7% of total revenue for the three and six months ended June 30, 2011, respectively. Revenues generated from DirecTV for the three and six months ended June 30, 2010 were 99.7% and 99.0% of total revenue, respectively. Accounts receivable from this customer were 85.6% and 84.1% of total accounts receivable at June 30, 2011 and December 31, 2010, respectively. The Company purchases a substantial portion of its inventory from DirecTV. DirecTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations. The total accounts payable to DirecTV, related to inventory supplied by DirecTV, was $20,600 and $17,009 at June 30, 2011 and December 31, 2010, respectively.

Line of credit

The Company has a line of credit agreement with a bank that provides borrowings up to $50, due on demand. Amounts outstanding under this line of credit carry an interest rate defined as the prime rate plus 3.0% (6.25% as of June 30, 2011). At June 30, 2011 and December 31, 2010, the amount outstanding was $41 and $49, respectively. This line of credit is guaranteed by J. Basil Mattingly, Vice President of Business Development of the Company.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

Short-term financing

During 2011, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $9,859 for workers compensation, business and auto insurance. This financing agreement carries an interest rate of 5.7% and requires monthly payments of principal and interest of $1,012 through November 2011. As of June 30, 2011, the outstanding balance was $4,000.

Equity financing

On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company. On April 20, 2011, the Company terminated the purchase agreement with LPC.

Operating leases – vehicles

The Company leases substantially all of its fleet vehicles under operating leases from one lessor. Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year. After one year, the Company has the option to renew the lease as open ended or surrender the leased vehicle to the lessor to be sold. If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess. If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor. For the three months and six months ended June 30, 2011, the Company recognized a gain on the sale of vehicles of $274 and $636, respectively. The Company recognized a gain on vehicle sales of $341 and $277 for the three and six months ended June 30, 2010, respectively. For the three months ended June 30, 2011 and 2010, the Company’s operating lease expense under the lease totaled approximately $2,268 and $1,915 respectively. For the six months ended June 30, 2011 and 2010, the Company’s operating lease expense under the lease totaled approximately $4,405 and $3,945, respectively. In addition, the Company has a security deposit with the lessor in the amount of $1,701 which is included in other assets in the accompanying consolidated balance sheets at both June 30, 2011 and December 31, 2010.

Bulk Subsidy Reserve

Bulk subsidy revenue is generated when bulk subscriber counts are greater than the benchmark set by DirecTV. The Company reviews the subscriber counts associated with bulk properties on a periodic basis to determine bulk subscriber counts over the total units at the property. Based on its review, the Company estimates that the result of this analysis will be a reduction to the subscriber count of approximately 250 and 500 active bulk subscribers at June 30, 2011 and December 31, 2010, respectively. The Company has recorded a bulk subsidy reserve of $50 and $100 at June 30, 2011 and December 31, 2010, respectively. This reserve is netted against DirecTV estimated receivables on the consolidated balance sheets and is netted against revenues in the consolidated statement of operations for both of the six months ended June 30, 2011 and 2010.

NOTE 8 – Income Taxes

The Company has federal net operating losses of $58,213 and state net operating losses of approximately $44,631, at June 30, 2011 and December 31, 2010, which, if not used, will expire from 2011-2029. Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs). The Company has performed an IRC Section 382 study and determined that a total of four ownership changes had occurred since 1999. As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of approximately $38,300, consisting of annual amounts of approximately $9,000 per year for each of the years 2011-2012, $3,700 in 2013 and $1,100 per year thereafter. State net operating losses are limited to a total of approximately $15,403. We believe that approximately $20,000 of federal net operating losses and $29,000 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years. The amount of the deferred tax asset not expected to be realized is reported net of a valuation allowance. The Company has determined that due to the secondary offering completed June 1, 2011, an ownership change has taken place. The Company has analyzed this ownership change and does not believe that it will affect the previously limited NOLs. An updated IRC Section 382 study will be completed for the period ending September 30, 2011.

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets. The Company would adjust its valuation allowance in the period the determination was made. The Company considers projected future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized. At June 30, 2011 and December 31, 2010, the valuation allowance was $14,396 and $14,401, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

The Company’s effective tax rate on income before income taxes for the three and six month periods ended June 30, 2011 was 43% and 44%, respectively. The Company’s effective tax rate on income before income taxes for the three and six month periods ended June 30, 2010 was 45% and 60%, respectively. For the three and six month periods ended June 30, 2011, the Company recorded income tax provisions of $1,549 and $1,500, respectively, related to federal, state and deferred income taxes. For the three and six month periods ended June 30, 2010, the Company recorded income tax provisions of $1,983 and $2,183, respectively, related to federal and state income taxes.

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

The Company assesses the uncertainty in the income taxes recognized in its consolidated financial statements caused by the noncomparability in reporting tax assets and liabilities by: (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations The Company’s federal and state tax returns are potentially open to examinations for years 2007-2010. The Company has no significant unrecognized tax benefits as of June 30, 2011 and December 31, 2010 that would reasonably be expected to affect our effective tax rate during the next twelve months.

NOTE 9 – Related Party Transactions

The Company completed a public offering of 12,880,000 shares of its common stock, of which the Company sold 5,974,932 shares and the selling shareholder (DTHC), after converting its Preferred J shares into common shares, sold 6,905,068 shares at a price of $3.00 per share. The Company did not receive any proceeds from the sale of shares by DTHC. As a result, DTHC no longer owns greater than 5% of the Company’s stock as of June 30, 2011 and therefore is no longer considered a related party.

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

On September 1, 2009, the Company entered into an unsecured short-term promissory note in the amount of $800 with J. Basil Mattingly, Vice President of Business Development of the Company. The balance at June 30, 2011 and December 31, 2010 was $0 and $115, respectively. The note carried an interest rate of 4% per annum and payment of its remaining balance as of December 31, 2010 was extended to June 30, 2011, at which time it was paid off.

On June 1, 2011, the Company redeemed 50,000 shares of preferred series E stock for $500 cash to director Eugene Harris. The Company paid $48 and $56 of preferred series E stock dividends to director Eugene Harris in the six months ended June 30, 2011 and 2010, respectively. Payment for dividends was in the form of cash and warrants.

On June 1, 2011, the Company redeemed the remaining 145,000 shares of preferred series E stock for $1,450 cash to director Frank Bennett. The Company paid $139 and $158 of preferred stock dividends to director Frank Bennett in the six months ended June 30, 2011 and 2010, respectively. Payment for dividends was in the form of cash, common stock and warrants.

The above transactions were approved by the disinterested members of the Company’s audit committee.

The Company has a line of credit agreement with a bank that provides borrowings up to $50 (see Note 7). This line of credit is guaranteed by J. Bas Mattingly, Vice President of Business Development of the Company.

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

Overview

We are a leading national provider of technical installation and fulfillment services to both residential and commercial properties. We operate in 32 states with 28 field offices and employ approximately 3,400 people. Our Company has two operating segments: 1) Home Service Provider (HSP), which primarily installs DirecTV video services for residents of single family homes, and 2) Multi-Dwelling Unit (MDU), which provides voice, data and video services to residents of multiple dwelling units. We are the nation’s second largest independent DirecTV service provider in the HSP market and the largest nationwide DirecTV master system operator in the MDU market. We operate a call center facility to support our MDU segment and have developed proprietary call center support and billing software applications. Our strategy is to leverage our current infrastructure, workforce, technology, and national footprint to support our growth initiatives.

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

Multi-Dwelling Unit (MDU Segment)

Through our MDU segment, we serve as a master system operator for DirecTV, which allows us to offer satellite television services to residents of multi-dwelling units directly and through a network of affiliated operators. The MDU segment also offers bundled services for voice, data and video directly to residents in the MDU market. Our primary customers in the MDU segment are property owners/managers who are focused on delivering their residents (our end users) reliability, quality service, short response times, minimized disruptions and alterations on the property, and value added services. Our contracts with the property owner typically run three to ten years pursuant to right-of-entry agreements between property owners and us. Within this segment, we also offer our internal support center and billing platform to service third party clients. As of July 31, 2011, we had approximately 106,000 owned and managed subscribers, with an additional 45,000 subscribers supported by the support center.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	72.6%	67.5%	73.3%	70.1%

SELLING, GENERAL & ADMINISTRATIVE	18.8%	20.8%	20.7%	21.6%
DEPRECIATION & AMORTIZATION	2.3%	3.3%	2.5%	3.7%

INCOME FROM OPERATIONS	6.3%	8.4%	3.5%	4.6%
INTEREST EXPENSE & OTHER, NET	-1.3%	-1.6%	-1.0%	-1.7%
INCOME BEFORE INCOME TAXES	5.0%	6.8%	2.5%	2.9%
PROVISION FOR INCOME TAXES	2.2%	3.1%	1.1%	1.7%
NET INCOME	2.8%	3.7%	1.4%	1.2%

RESULTS OF OPERATIONS (in thousands)

Revenues

Total revenues increased 10.6% to $71,782 for the quarter ended June 30, 2011 as compared to $64,888 for the quarter ended June 30, 2010. Revenues for the six months ended June 30, 2011 increased 8.9% to $136,257 from $125,136 for the same period in 2010.

HSP segment revenues for the three months ended June 30, 2011, were $65,408 in comparison to $59,371 for the same period in 2010, an increase of 10.2%. Revenues for the six months ended June 30, 2011, for the HSP segment, were $124,196 as compared to $114,098 for the same period in 2010, a increase of 8.9%. The increase was primarily due to an increase in DirecTV work order volume of approximately 4%, an increase in earned incentive revenue of approximately $4,903 and an increase in fuel subsidy revenue of $969. The Company expects revenues in the HSP segment to improve during the third quarter followed by a normal seasonal decrease in the fourth quarter.

Revenues in the second quarter of 2011 for the MDU segment increased 15.5% to $6,374, as compared to $5,517 in the second quarter of 2010. Revenues for the six month period ended June 30, 2011, for the MDU segment, increased 9.3% to $12,061 from $11,038 for the same period in 2010. The increase for both periods was primarily due to increased build-out revenue of $923. The build-out revenue relates to installation work provided to the Company by DirecTV. The Company believes it can increase revenues by increasing this build-out revenue and by selling its support center services to its network of system operators and other third parties. The Company expects MDU revenues to be slightly increased for the balance of 2011 due to aforementioned increase in build-out revenue.

Cost of Products and Services (exclusive of depreciation and amortization)

The Company's cost of products and services increased by 18.9% to $52,110 for the quarter ended June 30, 2011, as compared to $43,814 for the same quarter last year. For the six months ended June 30, 2011, cost of products and services were $99,869 compared to $87,767 in the prior year, a 13.8% increase. This increase was largely attributable to the HSP segment.

Cost of products and services increased by 19.5% for the HSP segment for the three months ended June 30, 2011 and were $48,058 for the HSP segment, compared to the $40,221 in the prior year quarter. For the six months ended June 30, 2011, cost of products and services were $91,942 for the HSP segment compared to $80,591 in the prior year, a 14.1% increase. The change for the six months ended June 30, 2011 is the result of higher costs due to the increase in work order volume and changes in job mix plus a decision by management to increase the number of technician supervisors. This resulted in increased payroll and payroll taxes of $3,738 as well as more technician training and incentive pay which amounted to $3,013. Fleet expenses also increased $3,022 as a result of increased volume and a rise in fuel costs during the quarter over the prior year period which was partially offset by a net gain of $341 from the sale of fleet vehicles. During the remainder of 2011, the Company expects HSP cost of products and services to remain steady relative to revenue.

Cost of products and services for the MDU segment increased 12.8% for the current quarter and were $4,052, compared to $3,593 in the same quarter last year. For the six months ended June 30, 2011, cost of products and services were $7,927 for the MDU segment, compared to $7,176 in the prior year, a 10.5% increase. This increase comes from the increased costs associated with the increase in build-out revenue. In 2011, the Company expects MDU cost of products and services to remain relatively constant in relation to revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained flat at $13,481 in the quarter ended June 30, 2011, compared to $13,500 in the prior year’s quarter. Selling, general and administrative expenses were, as a percentage of revenues, 18.8% for the quarter ended June 30, 2011 and 20.8% for the same period a year ago. For the six months ended June 30, 2011, selling, general and administrative expenses increased 4.1% to $28,117 compared to $27,017 for the six months ended June 30, 2010. As a percentage of revenue, selling general and administrative expenses were 20.7% for the six months ended June 30, 2011, compared to 21.6% for the same period in 2010. This slight decrease for the six months ended June 30, 2011 relates to less legal and bad debt expenses. The Company anticipates that for the remainder of 2011, selling, general and administrative expenses will remain consistent as a percentage of overall revenues with the first half of the year levels.

Depreciation and Amortization

Depreciation and amortization expense decreased 20.5% to $1,705 for the quarter ended June 30, 2011, compared to $2,146 in the prior year’s quarter. For the six months ended June 30, 2011, depreciation and amortization decreased 25.4% to $3,420 compared to $4,582 for the six months ended June 30, 2010. This expense primarily decreased due to a new HSP contract entered into with DirecTV effective October 1, 2010 which extended the amortization period for the contract to September 30, 2015. Depreciation and amortization expense is expected to remain comparable to the six months ended amount through the remainder of 2011.

Income from Operations

The Company, in the second quarter of 2011, earned income from operations of $4,486, versus $5,428 during the prior year’s comparable period. Income from operations was $4,851 during the first six months of 2011 compared to $5,770 during the first half of 2010. For the second quarter of 2011, the HSP segment earned income from operations of $5,349, compared to $6,804 in the same period last year. For the six months ended June 30, 2011, income from operations was $8,034 for the HSP segment, compared to $9,328 in the prior year. This decrease in income was primarily to an increase in cost of products and services. The HSP segment is expected to maintain its profitability through 2011. The MDU segment showed a loss from operations of $282 for the three months ended June 30, 2011, compared to a loss of $719 for the three months ended June 30, 2010. The mitigated loss is a result of increased build-out work. For the six months ended June 30, 2011, loss from operations was $1,067 for the MDU segment, compared to a loss from operations of $1,398 in the same period last year. The Company plans to mitigate its loss in the MDU segment in future periods by increasing its installation build-out work and by seeking growth and concentrating subscribers in targeted geographic markets in order to service them more efficiently. The MBCorp segment, which has no revenues, incurred a loss from operations of $581 for the three months ended June 30, 2011 and $2,116 for the six months ended June 30, 2011 compared to losses of $657 and $2,160 for the same periods last year. The MBCorp segment loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels.

Interest Expense

Interest expense was $964 for the quarter ended June 30, 2011, versus $1,066 for the same period a year ago. Interest expense was $1,950 for the six months ended June 30, 2011 and $2,189 for the same period last year, primarily reflecting a decrease related to a legal settlement that was paid in full in December 2010.

Proceeds from Life Insurance

Proceeds from life insurance, due to the death of the Company’s former chairman of the board during the first quarter of 2011, was $409 and $0 for the year ended June 30, 2011 and June 30, 2010, respectively.

Provision for Income Taxes

The Company’s effective tax rate on income before income taxes for the three and six month periods ended June 30, 2011 was 43% and 44%, respectively. The Company’s effective tax rate on income before income taxes for the three and six month periods ended June 30, 2010 was 45% and 60%, respectively. For the three and six month periods ended June 30, 2011, the Company recorded income tax provisions of $1,549 and $1,500, respectively, related to federal, state and deferred income taxes. For the three and six month periods ended June 30, 2010, the Company recorded income tax provisions of $1,983 and $2,183, respectively, related to federal and state income taxes. The Company has no significant unrecognized tax benefits as of June 30, 2011 that would reasonably be expected to affect our effective tax rate. The Company has determined that due to the secondary offering completed June 1, 2011, an ownership change has taken place. The Company has analyzed this ownership change and does not believe that it will affect the previously limited NOLs. An updated IRC Section 382 study will be completed for the period ending September 30, 2011.

Net Income

In the second quarter of fiscal 2011, the Company reported a net income of $2,035 compared to $2,395 for the second fiscal quarter of 2010. For the six months ended June 30, 2011, the Company recorded a net income of $1,943 compared to $1,431 for the six months ended June 30, 2010.

Liquidity and Capital Resources

During the six months ended June 30, 2011 and 2010, the Company earned net income of $1,943 and $1,431, respectively. Net cash provided by operations during the six months ended June 30, 2011 was $11,386, compared to the six months ended June 30, 2010 of $10,471. Principal payments on current long-term debt, short-term debt and capital lease obligations over the next 12 months are expected to total $4,527. The Company intends to pay these maturing debt obligations with cash generated by operations.

Cash and cash equivalents totaled $17,078 at June 30, 2011, versus $1,204 at December 31, 2010. The Company’s working capital at June 30, 2011 was $6,839, compared to a working capital deficit $12,303 at December 31, 2010, primarily due to the net proceeds of $16,176 received by the Company from the common stock public offering on June 1, 2011. Net cash used by investing activities totaled $3,307 for the six months ended June 30, 2011, compared to $1,112 for the six months ended June 30, 2010.

In 2011, the Company intends to focus on maintaining profitability in its HSP business segment. With regard to its MDU business segment, the Company believes it can mitigate losses in 2011, via increased installation build-out work and growth and concentration of subscribers in targeted markets.

The Company used $767 for capital expenditures during the six months ended June 30, 2011, compared to $1,078 in the same period last year.

Capital expenditures consisted of property build-outs and equipment acquired for internal use. This decrease was related to a reduced amount of company funded build outs to MDU properties during 2011. During the remainder of 2011, the Company estimates that it will have approximately $1,000 of additional capital expenditures which the Company intends to fund through leasing and/or cash on hand.

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

On June 1, 2011, the Company completed a public offering of 12,880,000 shares of its common stock, of which the Company sold 5,974,932 shares and DTHC sold 6,905,068 at a price of $3.00 per share. The Company received net proceeds of approximately $16,176 after deducting offering expenses, underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares by DTHC.

On June 15, 2001 the Company signed a non-binding letter of intent (LOI) to acquire WPCS International Incorporated (NASDAQ: WPCS), a leader in design-build engineering services for communications infrastructure based in Exton, Pennsylvania. The acquisition, which will be subject to customary due diligence, negotiation of a definitive merger agreement and other conditions, including the approval of the shareholders of WPCS, is expected to close by the end of the third quarter of 2011. The Company is offering $3.20 in cash per share for WPCS shares. The Company, in exchange for a 120 day exclusive period (90 days with a 30 day extension option) in which to close the transaction, has agreed to a one million dollar down payment, refundable in the event the definitive agreement is materially breached by WPCS or certain other circumstances. In conjunction with the LOI announcement, the Company also acquired from a third party 709,271 shares of WPCS’s outstanding common stock for a total purchase price of $2,270. This represents approximately 10.2% interest in WPCS (see Note 3). The Company intends to finance the WPCS purchase through addition of long-term debt which may or may not be at terms favorable to the Company.

On August 11, 2011, the Company signed an additional non-binding letter of intent (LOI) whereby the Company will purchase from WPCS, the WPCS operation centers located in St. Louis, Missouri and Sarasota, Florida.  The consideration for the purchase will be two million dollars, of which seven hundred fifty thousand dollars will be disbursed from the one million dollar down payment previously put into escrow by Multiband and the balance of which will be paid for by cash on hand.  The LOI also includes provisions whereby Multiband is provided an exclusive period until February 1, 2012 to purchase the outstanding common stock of WPCS on terms consistent with those detailed in the parties’ original June 2011 letter of intent. In exchange for the aforementioned, Multiband has agreed that during the exclusivity timeframe, it will not sell any of the 709,271 common shares of WPCS it currently owns.

Management believes that through a combination of leveraging assets, its cash on hand, greater expense control, and recent positive operating income, that it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are summarized in Note 2 of the Notes to Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010. Also refer to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred. The Company has recorded $2,818 and $3,098 of accrued liabilities at June 30, 2011 and December 31, 2010, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

The majority of the accrued liabilities relate either to claims for overtime wages or a Department of Labor matter further described below.

Effective December 31, 2009, the Company settled in principal all of the overtime wage claims, with the exception of Gruchy vs. Directech Northeast (D. Mass). In December 2010, the Company settled the Gruchy case in principal for approximately $500 which will be paid during 2011. In June 2011, the settlement amount was revised to $336. While the Company and its predecessors denied the allegations underlying the overtime claim lawsuits, we agreed to settlements to avoid significant legal fees, the uncertainty of a jury trial and other expenses and management time related to protracted litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP). Multiband Corporation was not named in this complaint. In May 2011, these individuals settled the complaint with the DOL. Various defendants in this matter have made requests to Multiband for advancement or reimbursement of legal fees to defend the case. Two of those Defendants, Robert Eddy and Woody Bilyeu, have filed suit against DTHC, Multiband and certain Multiband operating subsidiaries for reimbursement of said fees. In an ancillary count, Bilyeu has also filed suit seeking acceleration of his promissory note with DTHC which totals approximately $9,200 at June 30, 2011. The basis for these reimbursement requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband itself. To date, Multiband has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; and 2) Multiband has no obligation to indemnify DTHC individual shareholder conduct. Notwithstanding the above, the outcome of the matter is uncertain at present and Multiband cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

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

During second quarter of 2011, the Company issued a total of 9,755 shares of common stock at various times worth a total of $37 to Mr. Frank Bennett, a director, in lieu of payment for dividends on Class E preferred stock.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION
Registrant

Date: August 15, 2011	By:	/s/ James L. Mandel
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Steven M. Bell
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. **
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. **
101.INS*	XBRL Instance Document. **
101.SCH*	XBRL Taxonomy Extension Schema. **
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. **
101.DEF*	XBRL Taxonomy Extension Definition Linkbase. **
101.LAB*	XBRL Taxonomy Extension Label Linkbase. **
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. **

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

**	Filed herewith.