Form 10-Q/A
period 2011-06-30
MULTIBAND CORP
filed 2011-08-17
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________
FORM 10-Q/A
Amendment No. 1

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO _______
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the Amendment”) amends the Quarterly Report on Form 10-Q of Multiband Corporation and subsidiaries (the Company) for the quarter ended June 30, 2011 (the Original Filing), that was originally filed with the U.S. Securities and Exchange Commission on August 15, 2011.  The Amendment is being filed to submit Exhibit 101.  The Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing and includes Exhibit 101 (XBRL interactive data) as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in anyway.  Those sections of the Original Filing that are unaffected by the Amendment are not included herein.  The Amendment continues to speak as of the date of the Original Filing.  Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

(a) Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. **
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. **
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema**
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase**
101.LAB*	XBRL Taxonomy Extension Label Linkbase**
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase**

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION Registrant
Date: August 17, 2011	By:	/s/ James L. Mandel Chief Executive Officer (Principal Executive Officer)
Date: August 17, 2011	By:	/s/ Steven M. Bell Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. **
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act. **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350. **
101.INS*	XBRL Instance Document. **
101.SCH*	XBRL Taxonomy Extension Schema. **
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase. **
101.DEF*	XBRL Taxonomy Extension Definition Linkbase. **
101.LAB*	XBRL Taxonomy Extension Label Linkbase. **
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase. **

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

**	Filed herewith.