Form 10-Q
period 2011-09-30
MULTIBAND CORP
filed 2011-11-14
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______TO ________
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

Yes ☐      No ☒

On November 4, 2011, there were 21,595,947 shares outstanding of the registrant's common stock, no par value, and 284,697 outstanding shares of the registrant's convertible preferred stock.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2011 (unaudited)	September 30, 2010 (unaudited)	September 30, 2011 (unaudited)	September 30, 2010 (unaudited)

REVENUES	$86,366	$69,875	$222,623	$195,011

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	60,332	49,425	160,201	137,192
Selling, general and administrative	17,014	14,680	45,131	41,698
Depreciation and amortization	1,566	2,027	4,986	6,609

Total costs and expenses	78,912	66,132	210,318	185,499

INCOME FROM OPERATIONS	7,454	3,743	12,305	9,512

OTHER EXPENSE
Interest expense	(1,038)	(1,026)	(2,989)	(3,215)
Interest income	7	1	19	7
Proceeds from life insurance	-	-	409	-
Other income	125	23	246	51

Total other expense	(906)	(1,002)	(2,315)	(3,157)

INCOME BEFORE INCOME TAXES	6,548	2,741	9,990	6,355

PROVISION FOR INCOME TAXES	2,869	1,573	4,369	3,756

NET INCOME	3,679	1,168	5,621	2,599

Preferred stock dividends	70	408	729	1,140
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,609	$760	$4,892	$1,459

INCOME PER COMMON SHARE – BASIC:
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$0.17	$0.08	$0.32	$0.15
INCOME PER COMMON SHARE – DILUTED:
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$0.16	$0.06	$0.26	$0.14
Weighted average common shares outstanding – basic	21,595	10,084	15,418	9,930
Weighted average common shares outstanding - diluted	23,047	15,227	19,791	15,062

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2011 (unaudited)	September 30, 2010 (unaudited)	September 30, 2011 (unaudited)	September 30, 2010 (unaudited)

NET INCOME	$3,679	$1,168	$5,621	$2,599

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(669)	1	(825)	(5)

COMPREHENSIVE INCOME	$3,010	$1,169	$4,796	$2,594

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
CURRENT ASSETS
Cash and cash equivalents	$15,107	$1,204
Securities available for sale	1,447	2
Accounts receivable, net	32,015	17,223
Other receivable (see Note 10)	-	518
Inventories	14,858	11,066
Costs and estimated earnings in excess of billings on uncompleted contracts	1,015	-
Prepaid expenses and other	2,449	1,939
Current portion of notes receivable	6	6
Income tax receivable	1,594	3,133
Deferred tax assets – current	7,518	7,527
Total Current Assets	76,009	42,618
PROPERTY AND EQUIPMENT, NET	6,571	7,177
OTHER ASSETS
Goodwill	38,042	38,042
Intangible assets, net	15,375	17,435
Other receivable – long-term (see Note 10)	22	352
Notes receivable – long-term, net of current portion	22	27
Other assets	10,183	6,049
Total Other Assets	63,644	61,905

TOTAL ASSETS	$146,224	$111,700

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
CURRENT LIABILITIES
Line of credit	$-	$49
Short-term debt	1,121	544
Related party debt – short-term	-	165
Current portion of capital lease obligations	348	444
Current portion of long-term debt	22	-
Accounts payable	37,134	26,997
Billings in excess of costs and estimated earnings on uncompleted contracts	53	-
Accrued liabilities	23,708	22,971
Deferred service obligations and revenue	1,647	1,822
Total Current Liabilities	64,033	52,992
LONG-TERM LIABILITIES
Accrued liabilities – long-term	5,169	3,697
Long-term debt, net of current portion (see Note 10)	34,141	34,380
Capital lease obligations, net of current portion	148	356
Deferred tax liabilities – long-term	2,525	32
Total Liabilities	106,016	91,457
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (12,696 and 14,171 shares issued and outstanding, $133,308 and $148,796 liquidation preference)	190	213
10% Class C (112,000 shares issued and outstanding, $1,120,000 liquidation preference)	1,453	1,453
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (10,000 and 11,595 shares issued and outstanding, $100,000 and $115,950 liquidation preference)	41	48
6% Class H (1.00 and 1.23 shares issued and outstanding, $100,000 and $123,000 liquidation preference)	-	-
8% Class J (0 and 100 shares issued and outstanding, $0 and $10,000,000 liquidation preference)	-	10,000
15% Class E cumulative preferred stock, no par value, (0 and 195,000 shares issued and outstanding, $0 and $1,950,000 liquidation preference)	-	1,950
Common stock, no par value (21,595,947 and 10,305,845 shares issued and outstanding)	66,198	39,311
Stock-based compensation	48,495	47,504
Accumulated other comprehensive income – unrealized gain (loss) on securities available for sale	(823)	2
Accumulated deficit	(76,846)	(81,738)
Total Stockholders' Equity	40,208	20,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$146,224	$111,700

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$5,621	$2,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,986	6,609
Loss on sale of assets	-	(1)
Amortization of original issue discount	72	72
Amortization of deferred financing costs	329	42
Interest receivable added to note receivable balance	-	3
Change in allowance for doubtful accounts on accounts receivable	(8)	(428)
Change in reserve for stock subscriptions and interest receivable	-	25
Services provided in exchange for reduction of debt	-	(12)
Common shares issued for services	-	10
Stock based compensation expense	947	649
Deferred income taxes	2,502	-
Changes in operating assets and liabilities:
Accounts receivable	(13,445)	(1,025)
Cost and estimated earnings in excess of billings on uncompleted contracts	17	-
Other receivables	67	(40)
Inventories	(3,708)	(1,072)
Prepaid expenses and other	5,147	3,695
Income tax receivable	1,581	-
Other assets	(62)	341
Accounts payable and accrued liabilities	11,724	3,231
Billings in excess of costs and estimated earnings on uncompleted contracts	25	-
Deferred service obligations and revenue	(175)	(409)
Net cash flows provided by operating activities	15,620	14,289
INVESTING ACTIVITIES
Purchases of property and equipment	(1,229)	(1,527)
Purchases of intangible assets	(439)	(36)
Purchases of securities available for sale	(2,270)	-
Acquisition of subsidiaries	(2,000)	-
Checks issued in excess of bank balance with the purchase of subsidiaries	(7)	-
Collections on notes receivable	5	1
Net cash flows used in investing activities	(5,940)	(1,562)
FINANCING ACTIVITIES
Proceeds from issuance of common stock – net of related expenses	16,176	-
Stock issuance costs	(70)	(15)
Payments on long-term debt	(62)	(520)
Payments on short-term debt	(8,932)	(8,614)
Payments on short-term debt – related party	(165)	-
Payments on capital lease obligations	(304)	(426)
Net repayment on line of credit	(49)	(1)
Payments received on stock subscription receivable	-	(2)
Stock options and warrants exercised	82	-
Redemption of preferred stock	(1,979)	(168)
Preferred stock dividends	(474)	(309)
Net cash flows provided by (used in) financing activities	4,223	(10,055)
INCREASE IN CASH AND CASH EQUIVALENTS	13,903	2,672
CASH AND CASH EQUIVALENTS - Beginning of Period	1,204	2,240
CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,107	$4,912
See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
	(unaudited)	(unaudited)
Cash paid for interest, net of amortization of OID and interest discount	$2,760	$3,078
Net cash paid for federal and state income taxes	238	3,734

Non-cash investing and financing transactions:
Intrinsic value of preferred dividends	24	3
Conversion of accrued dividends into common stock	547	595
Conversion of preferred stock into common stock	10,024	-
Conversion of accrued interest into common stock	1	2
Increase in prepaid expenses via short-term debt issued	10,009	8,806
Reduction of long-term debt via offset against life insurance proceeds	49	-
Reduction of short-term debt via other receivable	500	-
Reduction in long-term debt via other receivable	282	66
Reduction of accrued expenses via issuance of stock options	169	113
Purchases of property and equipment via increase in capital lease obligations	-	340
Increase in prepaid expense via increase in debt	-	36
Purchase of intangible assets via issuance of short-term notes payable and common stock	-	163
Increase in other assets via issuance of common stock	-	180
Warrants issued in lieu of dividends	-	57

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
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

NOTE 2 - Summary of Significant Accounting Policies

Nature of Business
Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975.  The Company provides voice, data and video services to multi-dwelling unit and single family home customers as well as design-build engineering services for markets such as wireless communications, specialty construction and electric power to customers in both the private and public sectors.  The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months ended September 30, 2011 and 2010, the Company earned net income of $5,621 and $2,599, respectively.  At September 30, 2011, the Company had an accumulated deficit of $76,846.  The Company's ability to continue as a going concern is dependent on maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt, capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued profitability in the Company’s HSP segment.

2.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.

3.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.

4.	Expand call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

5.	Solicit additional equity investment in the Company by issuing either preferred or common stock for general corporate purposes.

6.	Employ effective tax planning strategies including the utilization of the Company’s net operating loss carryforwards to realize maximum tax savings.

Principles of Consolidation
The consolidated financial statements include the accounts of Multiband Corporation (MBCorp) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MNMDU), Multiband Subscriber Services, Inc. (MBSS), Multiband NC Incorporated (NC), Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband MDU Incorporated (MBMDU), Multiband DV Incorporated (DV), Multiband Security Incorporated (Security), Multiband Engineering and Wireless, Southeast Inc. (SE) and Multiband Engineering and Wireless, Midwest Inc. (MW).

Effective September 1, 2011, Multiband Corporation purchased from WPCS International, Inc. (WPCS), two of their subsidiary corporations named WPCS International- Sarasota, Inc. and WPCS International-St. Louis, Inc.  Effective November 1, 2011, these entities have been renamed Multiband Engineering and Wireless, Southeast, Inc. and Multiband Engineering and Wireless, Midwest, Inc.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
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

The Company has two operating segments.  The HSP segment (HSP) companies include, NE, SC, EC, NC, DV, and Security which provide the installation and service of DIRECTV video programming, internet and home security systems for residents of single family homes.  The HSP segment also includes SE and MW which provide design-build engineering services for markets such as wireless communications, specialty construction and electric power to customers in both the private and public sectors.  The MDU segment (MDU) companies include MNMDU, MBSS and MBMDU, functions as the master service operator for DIRECTV and provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.

The Company earns HSP segment revenue as follows:

•	installation and service of DIRECTV video programming for residents of single family homes;
•	installation of home security systems and internet services; and
•	design-build engineering and wireless business services

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

We also generate HSP segment revenue by providing design-build engineering and wireless services for communications infrastructure. We have customer contracts that span varying periods of time. We report revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

For the design-build engineering and wireless revenues, the Company records revenue and profit from long-term contracts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to the estimated total costs for each contract.  Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contract costs include direct materials, direct labor, third party subcontractor services and those indirect costs related to contract performance.  Contracts are generally considered substantially complete when engineering is completed and/or site construction is completed.

For the design-build engineering and wireless revenues, the Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision.  Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period.  Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated.

The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed.  The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

The length of the contracts varies. Assets and liabilities related to long-term contracts are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, although this may require more than one year.

The Company also recognizes certain revenue from short-term contracts when equipment is delivered or the services have been provided to the customer.  For maintenance contracts, revenue is recognized ratably over the service period.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
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

Deferred Revenue
The Company invoices for certain installation upgrade projects when the project equipment ordered.  Revenue is deferred on these projects until the equipment is installed.

Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. The most significant estimates relate to revenue recognition based on the estimation of percentage of completion on uncompleted contracts, inventory valuation reserves, allowance for doubtful accounts, realization of deferred tax assets, amortization methods and estimated lives of customer lists, acquisition-related contingent consideration and estimates of the fair value of reporting units and discounted cash flows used in determining whether goodwill has been impaired. Actual results could differ from those estimates.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

Accounts Receivable
The Company reviews customers' credit histories before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  For the MDU and HSP segments, the Company has a concentration of credit risk equal to 85.1% of accounts receivable as of September 30, 2011 with one customer (see Note 8).  Invoices are due 30 days after presentation.  Accounts receivable over 30 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.  Accounts receivable are shown net of an allowance for uncollectible accounts of approximately $104 and $112 at September 30, 2011 and December 31, 2010, respectively.

Long-lived Assets
The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  There was no impairment of long-lived assets at September 30, 2011 or December 31, 2010.

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

At September 30, 2011, the Company determined that there was no event which occurred or circumstance changed that would more likely than not reduce the fair value of its reporting units below their respective carrying values.  Goodwill was $38,042 at both September 30, 2011 and December 31, 2010.  The goodwill recorded as part of our HSP segment was $37,686 at both September 30, 2011 and December 31, 2010.  The goodwill recorded as part of our MDU segment was $356 at both September 30, 2011 and December 31, 2010.

Components of intangible assets are as follows:
	September 30, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$3,144	$1,900	$2,706	$1,611
Contracts with DIRECTV	27,204	13,273	36,902	20,562
Customer contracts/lists	302	102	102	102
Total	$30,650	$15,275	$39,710	$22,275

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

Amortization of intangible assets was $787 and $1,302 for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, amortization of intangible assets was $2,698 and $4,485, respectively.  Estimated amortization expense of intangible assets for the remainder of the year ending December 31, 2011 and for the years ending December 31, 2012, 2013, 2014, 2015, 2016 and thereafter is $907, $3,539, $3,400, $3,271, $3,194, $843 and $208, respectively.  Right of entry contracts contain $13 of contracts that have not been placed in service, therefore no amortization expense has been recorded.  The weighted average remaining life of the intangibles is 4.54 years with right of entry average life of 5.44 years, contracts with DIRECTV of 4.50 years and customer contracts/lists of 1.92 years as of September 30, 2011.

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

During 2011, in certain states, the Company is self-insured for workers compensation claims up to $100 plus administrative expenses, for each occurrence involving workers compensation claims.  During 2010, in certain states, the Company was self-insured for workers compensation claims up to $250 plus administrative expenses, for each occurrence involving workers compensation claims.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  If either we exceed our coverage amounts too often and our premiums rise, or if a high number of claims are made for which we are responsible (because they are below the deductible), our profitability and cash flow may be adversely affected.  In Ohio and North Dakota, the Company purchases state-funded premium based workers compensation insurance.

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based payments at fair value.  The financial statements for the three and nine months ended September 30, 2011 and 2010 recognize compensation cost for the portion of outstanding awards which have vested during those periods.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the three months ended September 30, 2011 and 2010 total share-based compensation expense of $181 ($0.01 per share, basic and diluted) and $195 ($0.02 per share, basic and diluted), respectively, was included in selling, general and administrative expenses.  For the nine months ended September 30, 2011 and 2010 total share-based compensation expense of $649 ($0.04 per share, basic and diluted) and $421 ($.04 per share, basic and diluted), respectively, was included in selling, general and administrative expenses.  As of September 30, 2011, there was $1,655 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.91  years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

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
SEPTEMBER 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

The risk-free rate for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2011 and 2010, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Risk-free interest rate	*	1.46%	1.57%	2.42%
Expected life of options granted	*	5.0 years	4.54 years	5.0 years
Expected volatility range	*	95.5%	98.8%	95.2%
Expected dividend yield	*	0%	0%	0%

* - no options were issued this period

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

During the nine months ended September 30, 2011, 195,867 options were forfeited or canceled.

Restricted Stock
The Company awards restricted common shares to selected employees and directors.  Recipients are not required to provide any consideration other than services.  Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination.  The restricted stock is valued at the grant date fair value of the common stock and is expensed over the requisite service period or vesting term of the awards.  For the three months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $58 and $43, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $298 and $228, respectively.  At September 30, 2011 and December 31, 2010, there was approximately $233 and $231, respectively, of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted.  Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of  1.8 years.  The total fair value of shares vested during the three and nine months ended September 30, 2011 was $2 and $127, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

The following table sets forth a summary of restricted stock activity for the nine months ended September 30, 2011:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested at December 31, 2010	207,625	$1.94
Granted	110,294	2.72
Vested	(46,874)	2.70
Forfeited	(500)	1.85
Outstanding and not vested at September 30, 2011	270,545	$2.13

Common Stock Offering
On June 1, 2011, the Company completed a public offering of 12,880,000 shares of its common stock, of which the Company sold 5,974,932 shares and the selling shareholder (DTHC) sold 6,905,068 at a price of $3.00 per share.  The Company received net proceeds of approximately $16,176 after deducting offering expenses, underwriting discounts and commissions.  The Company did not receive any proceeds from the sale of shares by DTHC.  DTHC converted its Class J preferred shares into shares of common stock as part of its participation in the offering.

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

	Three Months Ended		Nine Months Ended
	September 30, 2011 (unaudited)	September 30, 2010 (unaudited)	September 30, 2011 (unaudited)	September 30, 2010 (unaudited)
Numerator:
Income attributable to common stockholders	$3,609	$760	$4,892	$1,459
Additions: Dividends paid on convertible preferred stock	1	204	333	631

Net income for diluted earnings per share	$3,610	$964	$5,225	$2,090
Denominator:
Weighted average common shares outstanding – basic	21,594,855	10,083,594	15,418,373	9,929,655

Assumed conversion of diluted securities:
Convertible preferred shares	32,500	5,039,494	2,796,296	5,014,494
Stock options	890,601	104,077	1,047,070	117,572
Restricted stock	270,545	-	270,307	-
Warrants	258,644	-	258,644	-
Potentially dilutive common shares	1,452,290	5,143,571	4,372,317	5,132,066

Weighted average common shares outstanding - diluted	23,047,145	15,227,165	19,790,690	15,061,721
Earnings per common share:
Basic	$0.17	$0.08	$0.32	$0.15
Diluted	$0.16	$0.06	$0.26	$0.14

Awards excluded from diluted income per share	788,869	2,146,155	823,734	2,148,700

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

Segment Reporting
A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments.  Management believes that the Company has two operating segments, HSP, where the Company receives net cash payments for the installation and service of DIRECTV video programming for residents of single family homes as well as engineering and design services for markets such as wireless communications, specialty construction and electric power to customers in both the private and public sectors, and MDU, where the Company acts as a master service operator for DIRECTV, receives net cash payments for managing video subscribers through its network of system operators who are billed by DIRECTV and also directly bills voice, data and video subscribers as a principal.  The Company also has a third, non-operating segment, the Multiband Corporation segment (MBCorp), which includes corporate expenses (e.g. corporate administrative costs, interest income, interest expense, depreciation and amortization) (see Note 7).

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

Recent Accounting Pronouncements
In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  This ASU is effective for fiscal years beginning after December 15, 2011.  The Company does not expect adoption of this ASU to have a material effect on its results of operations, financial position or cash flows.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU is effective for fiscal years beginning after December 15, 2011.  The Company does not expect adoption of this ASU to have a material effect on its results of operations, financial position or cash flows.

Reclassifications
Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation.  The first reclassification was a change in presentation of related party debt and other receivable related party as of December 31, 2010 to reflect the current presentation due to the lender no longer being a related party (see Note 10).  The second reclassification was to increase net current deferred tax assets $1,929, decrease long-term deferred tax assets $1,897, and increase long-term deferred tax liabilities $32 to classify the amount of the net operating loss carryforwards expected to be utilized over the next twelve months as current and worker’ compensation claims paid after twelve months as long-term.  These reclassifications had no effect on reported net income or stockholders’ equity.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

NOTE 3 – Business Acquisitions

Effective September 1, 2011, Multiband Corporation purchased from WPCS International, Inc.  two of their subsidiary corporations named WPCS International- Sarasota, Inc. and WPCS International-St. Louis, Inc.  Effective November 1, 2011, these entities have been renamed Multiband Engineering and Wireless, Southeast, Inc. and Multiband Engineering and Wireless, Midwest, Inc.  The consideration for the purchase was $2,000, $750 of which was taken from an escrow account previously set up between Multiband Corporation and WPCS International, Inc.  The WPCS purchased companies provide design-build engineering services for markets such as wireless communications, specialty construction and electric power to customers in both the private and public sectors.  The Company evaluated the purchase price based on the fair value of assets acquired and liabilities assumed.  The purchase price allocation is preliminary while the Company is still in its one year measurement period.    Multiband has, through February, 2012, an exclusive arrangement to purchase the balance of the WPCS International operations pursuant to a non-binding letter of intent (LOI). Due diligence related to said proposed purchase is ongoing.

Effective October 4, 2011, Multiband NE, Inc., a wholly owned subsidiary of Multiband Corporation, purchased for $300 certain assets of Groupware International, Inc. located in North Carolina.  Multiband NE, Inc. is  now performing installations for a leading cable company in North Carolina.

NOTE 4 – Securities Available for Sale

During June 2011, the Company acquired 709,271 shares of WPCS for a total purchase price of $2,270 from a third party.  This represents approximately a 10.2% interest in WPCS.  The Company also owns 37,994 common shares of Western Capital Resources, Inc. (WCRS).  The Company’s investments in available-for-sale securities were determined based on quoted market prices in active markets for identical assets and liabilities (level 1).  Investments are classified as available-for-sale and are carried at their fair market value based upon quoted market prices for these or similar instruments at the balance sheet date.  Unrealized gains and losses are reported as a separate component of stockholders’ equity until realized.  On an ongoing basis, the Company evaluates its investments in available-for-sale securities to determine if a decline in fair value is other-than-temporary. When a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.  Based on market volatility of common stock in a publicly-traded company and the current LOI that the Company has with WPCS (see Note 3),  the Company believes that it is too soon to determine if the cost of the investment is not recoverable. Therefore, the impairment was not considered other-than-temporary at September 30, 2011 and December 31, 2010.

Securities available for sale consisted of the following at:	September 30, 2011	December 31, 2010

Beginning balance	$2	$7
Initial investment	2,270	-
Current period unrealized loss	(825)	(5)
Ending balance	$1,447	$2

Fair value of securities available for sale consisted of the following:	September 30, 2011	December 31, 2010
Cost	$2,270	$-
Unrealized gain (loss)	$(823)	$2
Fair value at period end	$1,447	$2

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

NOTE 5 – Inventories

Inventories consisted of the following at:

	September 30, 2011	December 31, 2010
DIRECTV – serialized	$4,290	$2,687
DIRECTV – nonserialized	6,987	5,513
Other	3,581	2,866
Total	$14,858	$11,066

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

NOTE 6 – Accrued Liabilities

Accrued liabilities consisted of the following at:
	September 30, 2011	December 31, 2010
Payroll and related taxes	$10,420	$8,696
Accrued worker compensation claims – short-term	4,079	3,565
Accrued incurred but not reported health insurance claims	1,025	1,100
Accrued legal settlements, fees and contingencies (see Note 8)	2,184	2,997
Accrued preferred stock dividends	415	731
Accrued liability – vendor chargeback	90	90
Accrued contract labor	1,696	2,335
Other – short-term	3,799	3,457
Accrued liabilities – short-term	23,708	22,971

Accrued worker compensation claims – long-term	4,771	2,996
Accrued – long-term related to legal settlement (payable in 24 equal monthly installments)	-	101
Multi-year insurance premium obligations	398	600
Accrued liabilities – long-term	5,169	3,697
Total accrued liabilities	$28,877	$26,668

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

NOTE 7 - Business Segments

The Company has three reporting segments.  Multiband Corp. segment (MBCorp) includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization.  The MDU segment (MDU) companies include MNMDU, MBSS and MBMDU, represents results as the master service operator for DIRECTV and provides voice, data and video services to residential multi-dwelling units as the principal to subscribers.  The HSP segment (HSP) companies include, NE, SC, EC, NC, DV, and Security which provide the installation and service of DIRECTV video programming, internet and home security systems for residents of single family homes.  The HSP segment also includes the WPCS purchased companies SE and MW which provide design-build engineering services for markets such as wireless communications, specialty construction and electric power to customers in both the private and public sectors with revenues of $946 (1.2% and .5% of HSP segment for the three and nine months ended September 30, 2011) and loss from operations of $44 for the three and nine months ended September 30, 2011.  Segment disclosures by entity are provided to the extent practicable under the Company's accounting system.

Segment disclosures are as follows:

Three months ended September 30, 2011	MBCorp	MDU	HSP	Total
Revenues	$-	$7,014	$79,352	$86,366
Income (loss) from operations	(2,080)	(347)	9,881	7,454
Identifiable assets	29,436	10,541	104,318	144,295
Depreciation and amortization	160	634	772	1,566
Capital expenditures	254	193	15	462

Three months ended September 30, 2010	MBCorp	MDU	HSP	Total
Revenues	$-	$5,766	$64,109	$69,875
Income (loss) from operations	(911)	(993)	5,647	3,743
Identifiable assets	9,293	12,210	83,594	105,097
Depreciation and amortization	149	615	1,263	2,027
Capital expenditures	114	315	21	450

Nine months ended September 30, 2011	MBCorp	MDU	HSP	Total
Revenues	$-	$19,075	$203,548	$222,623
Income (loss) from operations	(4,196)	(1,414)	17,915	12,305
Identifiable assets	29,436	10,541	104,318	144,295
Depreciation and amortization	457	1,892	2,637	4,986
Capital expenditures	461	652	116	1,229

Nine months ended September 30, 2010	MBCorp	MDU	HSP	Total
Revenues	$-	$16,804	$178,207	$195,011
Income (loss) from operations	(3,071)	(2,392)	14,975	9,512
Identifiable assets	9,293	12,210	83,594	105,097
Depreciation and amortization	452	2,385	3,772	6,609
Capital expenditures	284	1,186	57	1,527

NOTE 8 – Commitments and Contingencies

Legal proceedings
The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $2,184 and $3,098 of accrued liabilities at September 30, 2011 and December 31, 2010, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
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

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP).  Multiband Corporation was not named in this complaint.  In May 2011, these individuals settled the complaint with the DOL.  Certain defendants in this matter have filed suit against Multiband for advancement and or reimbursement of expenses. One of the defendants, Woody Bilyeu, has also filed suit seeking acceleration of his promissory note with DTHC which totals approximately $9,000 as of September 30, 2011.  The basis for these reimbursement requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband itself.  To date, Multiband has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; and 2) Multiband has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and Multiband cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

Non-binding letter of intent
On June 15, 2011 the Company signed a non-binding letter of intent (LOI) to acquire WPCS (NASDAQ: WPCS), a leader in design-build engineering services for communications infrastructure based in Exton, PA.  The acquisition, which will be subject to customary due diligence, negotiation of a definitive merger agreement and other conditions, including the approval of the shareholders of WPCS, was expected to close by the end of the third quarter of 2011.  The Company is offering $3.20 in cash per share for WPCS.  The Company, in exchange for a 120 day exclusive period (90 days with a 30 day extension option) in which to close the transaction, paid a $1,000 down payment, refundable in the event the definitive agreement is materially breached by WPCS or certain other circumstances.  In conjunction with the LOI announcement, the Company also acquired 709,271 shares of WPCS’s outstanding common stock for a total purchase price of $2,270 from a third party.  This represents approximately a 10.2% interest in WPCS (see Note 4).

On August 11, 2011, the Company signed an additional non-binding letter of intent (LOI) whereby the Company purchased from WPCS, the WPCS operation centers located in St. Louis, Missouri and Sarasota, Florida.  Effective September 1, 2011, the Company executed the purchase for the consideration of $2,000, of which $750 was disbursed from the $1,000 down payment previously put into escrow by Multiband, with the balance paid in cash  (see Note 3).  The LOI also includes provisions whereby Multiband is provided an exclusive period until February 1, 2012 to purchase the outstanding common stock of WPCS on terms consistent with those detailed in the parties’ original June 2011 letter of intent.  In exchange for the aforementioned, Multiband has agreed that during the exclusivity timeframe, it will not sell any of the 709,271 common shares of WPCS it currently owns.

Significant relationship
The Company is a master agent for DIRECTV pursuant to a master system operator (MSO) agreement dated August 2011.  The initial term of the agreement is four years. The initial term will automatically renew thereafter for additional, individual one-year periods, unless either the Company or DIRECTV gives written notice of non-renewal at least ninety (90) days in advance of expiration of the then-current term.  Under the agreement the Company is required to ensure that its system operators meet minimum technical DIRECTV system standards so that the system operator subscribers may properly receive DIRECTV programming services.  The  Company must also maintain  a minimum number of paying video subscribers in its system operator network.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

The Company also has a separate home service provider agreement with DIRECTV ending April 30, 2015 which provides for the installation and servicing of DIRECTV satellite television services to residents of single family homes.  The term of this agreement will automatically renew as of May 1, 2015 for additional one year periods unless either the Company or DIRECTV gives written notice of termination at least 90 days in advance of expiration of the then current term.

Termination of the Company's agreements with DIRECTV would have a material adverse impact on the Company's on-going operations.  Revenues generated from DIRECTV amounted to 97.6% of total revenue for both the three and nine months ended September 30, 2011, respectively.  Revenues generated from DIRECTV for the three and nine months ended September 30, 2010 were 99.9% and 99.3% of total revenue, respectively.  Accounts receivable from this customer were 85.1% and 84.1% of total accounts receivable at September 30, 2011 and December 31, 2010, respectively.  The Company purchases a substantial portion of its inventory from DIRECTV.  DIRECTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DIRECTV, related to inventory supplied by DIRECTV, was $24,189 and $17,009 at September 30, 2011 and December 31, 2010, respectively.

Line of credit
The Company had a line of credit agreement with a bank that provided borrowings up to $50, due on demand.  Amounts outstanding under this line of credit carried an interest rate defined as the prime rate plus 3.0% (6.25% as of September 30, 2011).  The line of credit agreement was terminated on September 21, 2011.  At September 30, 2011 and December 31, 2010, the amount outstanding was $0 and $49, respectively.  This line of credit was guaranteed by J. Basil Mattingly, Vice President of Business Development of the Company.

Short-term financing
During 2011, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $9,859 for workers compensation, business and auto insurance.  This financing agreement carries an interest rate of 5.7% and requires monthly payments of principal and interest of $1,012 through November 2011.  As of September 30, 2011, the outstanding balance was $1,007.

Equity financing
On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company.  On April 20, 2011, the Company terminated the purchase agreement with LPC.

Operating leases – vehicles
The Company leases substantially all of its fleet vehicles under operating leases from one lessor.  Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year.  After one year, the Company has the option to renew the lease as open ended or surrender the leased vehicle to the lessor to be sold.  If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess.  If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor.  For the three months and nine months ended September 30, 2011, the Company recognized a gain on the sale of vehicles of $560 and $1,197, respectively.  The Company recognized a gain on vehicle sales of $87 and $364 for the three and nine months ended September 30, 2010, respectively.  For the three months ended September 30, 2011 and 2010, the Company’s operating lease expense under the lease totaled approximately $2,393 and $1,985 respectively.  For the nine months ended September 30, 2011 and 2010, the Company’s operating lease expense under the lease totaled approximately $6,798 and $5,931, respectively.  In addition, the Company has a security deposit with the lessor in the amount of $1,701 which is included in other assets in the accompanying consolidated balance sheets at both September 30, 2011 and December 31, 2010.

Bulk Subsidy Reserve
Bulk subsidy revenue is generated when bulk subscriber counts are greater than the benchmark set by DIRECTV.  The Company reviews the subscriber counts associated with bulk properties on a periodic basis to determine bulk subscriber counts over the total units at the property.  Based on its review, the Company estimates that the result of this analysis will be a reduction to the subscriber count of approximately 250 and 500 active bulk subscribers at September 30, 2011 and December 31, 2010, respectively.  The Company has recorded a bulk subsidy reserve of $50 and $100 at September 30, 2011 and December 31, 2010, respectively.  This reserve is netted against DIRECTV estimated receivables on the consolidated balance sheets and is netted against revenues in the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
(in thousands, except for share and per share amounts)

NOTE 9 – Income Taxes

The Company has federal net operating losses of $59,333 and state net operating losses of approximately $44,171, at September 30, 2011 and December 31, 2010, which, if not used, will expire from 2011-2029.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  The Company has performed an IRC Section 382 study and determined that a total of five ownership changes have occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of approximately $38,300, consisting of annual amounts of approximately $9,000 per year for each of the years 2011-2012, $3,700 in 2013 and $1,100 per year thereafter. State net operating losses are limited to a total of approximately $15,403. We believe that approximately $20,000 of federal net operating losses and $29,000 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.  The amount of the deferred tax asset not expected to be realized is reported net of a valuation allowance.

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company would adjust its valuation allowance in the period the determination was made.  The Company considers projected future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized.   At September 30, 2011 and December 31, 2010, the valuation allowance was $14,322 and $14,401, respectively.

The Company’s effective tax rate on income before income taxes for the three and nine months ended September 30, 2011 was 44% and 44%, respectively.  The Company’s effective tax rate on income before income taxes for the three and nine months ended September 30, 2010 was 57% and 59%, respectively.  For the three and nine months ended September 30, 2011, the Company recorded income tax provisions of $2,869 and $4,369, respectively, related to federal, state and deferred income taxes. For the three and nine months ended September 30, 2010, the Company recorded income tax provisions of $1,573 and $3,756, respectively, related to federal and state income taxes.

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

The Company assesses the uncertainty in the income taxes recognized in its consolidated financial statements caused by the noncomparability in reporting tax assets and liabilities by: (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations  The Company’s federal and state tax returns are potentially open to examinations for years 2007-2010.  The Company has no significant unrecognized tax benefits as of September 30, 2011 and December 31, 2010 that would reasonably be expected to affect our effective tax rate during the next twelve months.

NOTE 10 – Related Party Transactions

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
SEPTEMBER 30, 2011 AND 2010
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

On June 1, 2011, the Company redeemed 50,000 shares of preferred series E stock for $500 cash to director Eugene Harris.  The Company paid $48 and $75 of preferred series E stock dividends to director Eugene Harris in the nine months ended September 30, 2011 and 2010, respectively.  Payment for dividends was in the form of cash and warrants. These transactions were approved by the disinterested members of the Company’s audit committee.

On June 1, 2011, the Company redeemed the remaining 145,000 shares of preferred series E stock for $1,450 cash to director Frank Bennett.  The Company paid $139 and $215 of preferred stock dividends to director Frank Bennett in the nine months ended September 30, 2011 and 2010, respectively.  Payment for dividends was in the form of cash, common stock and warrants.  These transactions were approved by the disinterested members of the Company’s audit committee.

The Company had a line of credit agreement with a bank that provides borrowings up to $50 (see Note 8).  This line of credit was guaranteed by J. Bas Mattingly, Vice President of Business Development of the Company.  The line of credit agreement was terminated on September 21, 2011.

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

These important factors include the risk factors listed in Part II., Item 1A., as well as those that we discuss under the heading “Risk Factors” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.  You should read those risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report.  We cannot assure you that the forward-looking statements in this report will prove to be accurate.  Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.  You should read this report completely.  Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

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

Overview
We are a leading national provider of technical installation and fulfillment services to both residential and commercial properties.  We operate in 33 states with 33 field offices and employ approximately 3,700 people.  Our Company has two operating segments: 1) Home Service Provider (HSP), which primarily installs DIRECTV video services for residents of single family homes, and 2) Multi-Dwelling Unit (MDU), which provides voice, data and video services to residents of multiple dwelling units.  We are the nation’s second largest independent DIRECTV service provider in the HSP market and the largest nationwide DIRECTV master system operator in the MDU market.  We operate a call center facility to support our MDU segment and have developed proprietary call center support and billing software applications.  Our strategy is to leverage our current infrastructure, workforce, technology, and national footprint to support our growth initiatives.

Home Service Provider (HSP Segment)
Through our HSP segment, we generate revenue from the installation and service of DIRECTV video programming for residents of single family homes in our territory.  The HSP segment functions as a fulfillment arm for DIRECTV, who directly bills the video subscribers.  In addition to our DIRECTV fulfillment services, we provide other home installation services including home security systems and internet.  The HSP segment also includes the WPCS purchased companies SE and MW which provide design-build engineering services for markets such as wireless communications, specialty construction and electric power to customers in both the private and public sectors.  In the future, we intend to leverage the national footprint and technical expertise of our HSP segment to support our growth initiatives in the MDU segment and provide installation services to corporations and government agencies.

Multi-Dwelling Unit (MDU Segment)
Through our MDU segment, we serve as a master system operator for DIRECTV, which allows us to offer satellite television services to residents of multi-dwelling units directly and through a network of affiliated operators.  The MDU segment also offers bundled services for voice, data and video directly to residents in the MDU market.  Our primary customers in the MDU segment are property owners/managers who are focused on delivering their residents (our end users) reliability, quality service, short response times, minimized disruptions and alterations on the property, and value added services.  Our contracts with the property owner typically run three to ten years pursuant to right-of-entry agreements between property owners and us.  Within this segment, we also offer our internal support center and billing platform to service third party clients.  As of October 31, 2011, we had approximately 109,000 owned and managed subscribers, with an additional 45,000 subscribers supported by the support center.

23

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

SELECTED CONSOLIDATED FINANCIAL DATA

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2011 (unaudited)	September 30, 2010 (unaudited)	September 30, 2011 (unaudited)	September 30, 2010 (unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	69.9%	70.7%	72.0%	70.3%

SELLING, GENERAL & ADMINISTRATIVE	19.7%	21.0%	20.3%	21.4%
DEPRECIATION & AMORTIZATION	1.8%	3.0%	2.2%	3.4%

INCOME FROM OPERATIONS	8.6%	5.3%	5.5%	4.9%
INTEREST EXPENSE & OTHER, NET	-1.0%	-1.4%	-1.0%	-1.6%
INCOME BEFORE INCOME TAXES	7.6%	3.9%	4.5%	3.3%
PROVISION FOR INCOME TAXES	3.3%	2.2%	2.0%	2.0%
NET INCOME	4.3%	1.7%	2.5%	1.3%

RESULTS OF OPERATIONS (in thousands)

Revenues
Total revenues increased 23.6% to $86,366 for the quarter ended September 30, 2011 as compared to $69,875 for the quarter ended September 30, 2010.  Revenues for the nine months ended September 30, 2011 increased 14.2% to $222,623 from $195,011 for the same period in 2010.

HSP segment revenues for the three months ended September 30, 2011, were $79,352 in comparison to $64,109 for the same period in 2010, an increase of 23.8%.  This increase was primarily due to an increase in DIRECTV work order volume of approximately 12%, an increase in earned incentive revenue of approximately $3,208 and amounts received from DIRECTV under a  fuel subsidy program implemented in 2011 of $903. Revenues for the nine months ended September 30, 2011, for the HSP segment, were $203,548 as compared to $178,207 for the same period in 2010, an increase of 14.2%.  This increase was primarily due to an increase in DIRECTV work order volume of approximately 7%, an increase in earned incentive revenue of approximately $8,112 and amounts received from DIRECTV under a  fuel subsidy program implemented in 2011 of $1,872.  The Company expects revenues in the HSP segment to decrease slightly during the fourth quarter due to normal seasonality.

Revenues in the third quarter of 2011 for the MDU segment increased 21.7% to $7,014, as compared to $5,766 in the third quarter of 2010.  Revenues for the nine month period ended September 30, 2011, for the MDU segment, increased 13.5% to $19,075 from $16,804 for the same period in 2010.  The increase for the three and nine month periods were primarily due to increased build-out revenue of $859 and $2,314, respectively.  The build-out revenue relates to commercial and MDU construction and installation work provided by the Company to DIRECTV and other commercial accounts.  The Company believes it can continue to increase revenue by increasing this build-out revenue and by selling its support center services to its network of system operators and other third parties.  The Company expects MDU revenues to be slightly increased for the balance of 2011 due to aforementioned activities.

Cost of Products and Services (exclusive of depreciation and amortization)
The Company's cost of products and services increased by 22.1% to $60,332 for the quarter ended September 30, 2011, as compared to $49,425 for the same quarter last year.  For the nine months ended September 30, 2011, cost of products and services were $160,201 compared to $137,192 in the prior year, a 16.8% increase.

Cost of products and services for the HSP segment increased by 22.2% for the three months ended September 30, 2011 to $55,638, compared to $45,523 in the prior year quarter.  As a percentage of revenue, cost of products and services for the HSP segment was 70.1% and 71.0% for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, HSP segment cost of products and services were $147,580 compared to $126,114 in the prior year, a 17.0% increase.  As a percentage of revenue, cost of products and services for the HSP segment was 72.5% and 70.8% for the nine months ended September 30, 2011 and 2010, respectively. The percentage change for the nine months ended September 30, 2011 is the result of a decision by management to improve incentive revenue earned by increasing the number of technician supervisors, which resulted in increased payroll and payroll taxes.  In addition, fleet expenses, as a percentage of revenue,  increased as a result of a rise in fuel costs between the periods.  During the remainder of 2011, the Company expects HSP cost of products and services to remain relatively constant in relation to HSP revenue.

Cost of products and services for the MDU segment increased 20.3% for the current quarter and were $4,694, compared to $3,902 in the same quarter last year.  As a percentage of revenue, cost of products and services for the MDU segment was 66.9% and 67.7% for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011, cost of products and services were $12,621 for the MDU segment, compared to $11,078 in the prior year, a 13.9% increase.  As a percentage of revenue, cost of products and services for the MDU segment was 66.2% and 65.9% for the nine months ended September 30, 2011 and 2010, respectively.  The increase in costs is directly related to the additional build-out revenue from commercial and MDU construction and installation work provided by the Company to DIRECTV and other commerical accounts.  During the remainder of 2011, the Company expects MDU cost of products and services to remain relatively constant in relation to MDU revenue.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $17,014 for the quarter ended September 30, 2011, compared to $14,680 in the prior year’s quarter, an increase of 15.9%.  Selling, general and administrative expenses were, as a percentage of revenues, 19.7% for the quarter ended September 30, 2011 and 21.0% for the same period a year ago.  For the nine months ended September 30, 2011, selling, general and administrative expenses increased 8.2% to $45,131 compared to $41,698 for the nine months ended September 30, 2010.  As a percentage of revenue, selling general and administrative expenses were 20.3% for the nine months ended September 30, 2011, compared to 21.4% for the same period in 2010.  The decreases in the percentage of these expenses to revenue proves that economies of scale are being realized as revenues increase without a corresponding increase in expenses. The Company anticipates for the remainder of 2011, selling, general and administrative expenses will remain consistent as a percentage of revenues.

Depreciation and Amortization
Depreciation and amortization expense decreased 22.7% to $1,566 for the quarter ended September 30, 2011, compared to $2,027 in the prior year’s quarter.  For the nine months ended September 30, 2011, depreciation and amortization decreased 24.6% to $4,986 compared to $6,609 for the nine months ended September 30, 2010.  This decrease in this expense was primarily due to the new HSP contract we entered into with DIRECTV effective May 1, 2011 which extended the amortization period for the contract to April 30, 2015.  Depreciation and amortization expense is expected to remain comparable to the amount for the three months ended September 30, 2011 through the remainder of 2011.

Income from Operations
The Company, in the third quarter of 2011, earned income from operations of $7,454, versus $3,743 during the prior year’s comparable period, an increase of 99.2%.  Income from operations was $12,305 during the first nine months of 2011 compared to $9,512 during the first nine months of 2010, an increase of 29.4%.

For the third quarter of 2011, the HSP segment earned income from operations of $9,881, compared to $5,647 in the same period last year, an increase of 75.0%.  For the nine months ended September 30, 2011, the HSP segment earned income from operations of $17,915, compared to $14,975 in the prior year, an increase of 19.6%.  This increase in income from operations was primarily to an increase in revenue together with a slight improvement in operating margins.  The HSP segment is expected to maintain its profitability through the balance of 2011.

The MDU segment showed a loss from operations of $347 for the three months ended September 30, 2011, compared to a loss of $993 for the three months ended September 30, 2010, an improvement of 65.1%.  For the nine months ended September 30, 2011, the MDU segment incurred a loss from operations of $1,414, compared to a loss from operations of $2,392 in the same period last year, an improvement of 40.9%.  The reduced losses in both periods is the result of increased revenues related to commercial and MDU construction and installation work provided by the Company to DIRECTV and other commercial accounts.  The Company plans to continue to reduce its loss in the MDU segment in future periods by increasing this construction and installation build-out work and by adding subscribers in concentrated, targeted geographic markets in order to service them more efficiently.

The MBCorp segment, which has no revenues, incurred a loss from operations of $2,080 for the three months ended September 30, 2011 and $4,196 for the nine months ended September 30, 2011 compared to losses of $911 and $3,071 for the same periods last year.  The MBCorp segment loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels.

Interest Expense
Interest expense was $1,037 for the quarter ended September 30, 2011, versus $1,026 for the same period a year ago.  Interest expense was $2,989 for the nine months ended September 30, 2011 and $3,215 for the same period last year, primarily reflecting a decrease related to a legal settlement that was paid in full in December 2010.

Proceeds from Life Insurance
Proceeds from life insurance, due to the death of the Company’s former chairman of the board during the first quarter of 2011, was $409 and $0 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Provision for Income Taxes
The Company’s effective tax rate on income before income taxes for the three and nine months ended September 30, 2011 was 44% and 44%, respectively.  The Company’s effective tax rate on income before income taxes for the three and nine months ended September 30, 2010 was 57% and 59%, respectively. For the three and nine months ended September 30, 2011, the Company recorded income tax provisions of $2,869 and $4,369, respectively, related to federal, state and deferred income taxes. For the three and nine months ended September 30, 2010, the Company recorded income tax provisions of $1,573 and $3,756, respectively, related to federal and state income taxes.  The Company has no significant unrecognized tax benefits as of September 30, 2011 that would reasonably be expected to affect our effective tax rate.

Net Income
In the third quarter of fiscal 2011, the Company reported a net income of $3,679 compared to $1,168 for the third fiscal quarter of 2010.  For the nine months ended September 30, 2011, the Company recorded a net income of $5,621 compared to $2,599 for the nine months ended September 30, 2010.

Liquidity and Capital Resources
During the nine months ended September 30, 2011 and 2010, the Company earned net income of $5,621 and $2,599, respectively.  Net cash provided by operations during the nine months ended September 30, 2011 was $15,620, compared $14,289 during the nine months ended September 30, 2010.  Principal payments on current long-term debt, short-term debt and capital lease obligations over the next 12 months are expected to total $1,491.  The Company intends to pay these maturing debt obligations with cash generated by operations.

Net cash used in investing activities totaled $5,940 for the nine months ended September 30, 2011, compared to $1,562 for the nine months ended September 30, 2010. During 2011, the Company has acquired a 10.2% interest in WPCS at a cost of $2,270. In addition, the Company acquired two wholly-owned subsidiaries of WPCS, WPCS International-St. Louis, Inc. and WPCS International-Sarasota, Inc. at a cost of $2,000.

The Company used $1,229 for purchases of property and equipment during the nine months ended September 30, 2011, compared to $1,527 in the same period last year. These purchases consisted of property build-outs and certain equipment acquired for internal use.  During the remainder of 2011, the Company estimates that it will have approximately $500 of additional property and equipment purchases,  which the Company intends to fund through leasing and/or cash on hand.

Cash and cash equivalents totaled $15,107 at September 30, 2011, versus $1,204 at December 31, 2010.  The Company’s working capital at September 30, 2011 was $11,976, compared to a working capital deficit $10,374 at December 31, 2010. The Company’s cash balance and working capital position has been bolstered by the cash flow provided by operations as well as the net proceeds received by the Company from the common stock public offering on September 1, 2011 of $16,176.  In 2011, the Company intends to continue to focus on maintaining profitability in its HSP business segment.  With regard to its MDU business segment, the Company believes it can continue to mitigate losses in 2011 by increasing revenues related to commercial and MDU construction and installation work provided by the Company to DIRECTV and other commercial accounts and by growing MDU subscribers in concentrated, targeted markets.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued profitability in the Company’s HSP segment.

2.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.

3.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.

4.	Expand call center support with sales of call center services to both existing and future system operators and to buyers of the Company’s video subscribers.

5.	Solicit additional equity investment in the Company by issuing either preferred or common stock.

6.	Employ effective tax planning including theutilization of the Company’s net operating loss carryforwards to realize maximum tax savings.

On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company. On April 20, 2011, the Company terminated the purchase agreement with LPC.

On September 1, 2011, the Company completed a public offering of 12,880,000 shares of its common stock, of which the Company sold 5,974,932 shares and DTHC sold 6,905,068 at a price of $3.00 per share.  The Company received net proceeds of approximately $16,176 after deducting offering expenses, underwriting discounts and commissions.  The Company did not receive any proceeds from the sale of shares by DTHC.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $2,184 and $3,098 of accrued liabilities at September 30, 2011 and December 31, 2010, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

The majority of the accrued liabilities relate either to claims for overtime wages or a Department of Labor matter further described below.

Effective December 31, 2009, the Company settled in principal all of the overtime wage claims, with the exception of Gruchy vs. Directech Northeast (D. Mass).  In December 2010, the Company settled the Gruchy case in principal for approximately $500 which will be paid during 2011.  In September 2011, the settlement amount was revised to $319.  While the Company and its predecessors denied the allegations underlying the overtime claim lawsuits, we agreed to settlements to avoid significant legal fees, the uncertainty of a jury trial and other expenses and management time related to protracted litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company (DTHC) and its Employee Stock Ownership Plan (ESOP).  Multiband Corporation was not named in this complaint.  In May 2011, these individuals settled the complaint with the DOL.  Certain defendants in this matter have filed suit against Multiband for advancement and or reimbursement of expenses. One of the defendants, Woody Bilyeu, has also filed suit seeking acceleration of his promissory note with DTHC which totals approximately $9,000 as of September 30, 2011.  The basis for these reimbursement requests are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and Multiband itself.  To date, Multiband has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; and 2) Multiband has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and Multiband cannot definitively predict based on the current facts known to it, whether it ultimately will have any material expense in the matter.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the addition of the following risk factors.

We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.
We extend credit to our customers as a result of performing work under contract prior to billing our customers for that work. At September 30, 2011, we had net accounts receivable of approximately $1,876 related to engineering and wireless business and costs and estimated earnings in excess of billings on uncompleted contracts of $1,015. We periodically assess the credit risk of our customers and continuously monitor the timeliness of payments. Slowdowns in the industries we serve may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. Further, bankruptcies or financial difficulties within the markets we serve could hinder the ability of our customers to pay us on a timely basis or at all, reducing our cash flows and adversely impacting our liquidity and profitability. Additionally, we could incur losses in excess of current bad debt allowances.

If we fail to accurately estimate costs associated with our fixed-price contracts using percentage-of-completion, our actual results may vary from our assumptions, which may reduce our profitability or impair our financial performance.
A substantial portion of our revenue is derived from fixed price contracts. Under these contracts, we set the price of our services on an aggregate basis and assume the risk that the costs associated with our performance may be greater than we anticipated. We recognize revenue and profit on these contracts as the work on these projects progresses on a percentage-of-completion basis.

The percentage-of-completion method relies on estimates of total expected contract costs. These costs may be affected by a variety of factors, such as lower than anticipated productivity, conditions at work sites differing materially from what was anticipated at the time we bid on the contract and higher costs of materials and labor. Contract revenue and total cost estimates are reviewed and revised monthly as the work progresses, such that adjustments to profit resulting from revisions are made cumulative to the date of the revision. Adjustments are reflected in contract revenue for the period affected by these revised estimates. If estimates of costs to complete long-term contracts indicate a loss, we immediately recognize the full amount of the estimated loss. Such adjustments and accrued losses could result in reduced profitability and liquidity.

Failure to properly manage projects may result in unanticipated costs or claims.
Our project engagements may involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we would incur, which could exceed revenues realized from a project.

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

In July 2011, the Company issued 1,250 shares of common stock worth $2 to an employee as a result of the exercise of a non-qualified stock option.

In  September 2011, the Company issued 918 shares of common stock worth $2 in lieu of payment for employee compensation.

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

MULTIBAND CORPORATION Registrant
Date: November 14, 2011	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Steven M. Bell
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