Form 10-K
period 2011-12-31
MULTIBAND CORP
filed 2012-03-30
CIK 732412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

As of June 30, 2011, (the most recently completed fiscal second quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $70,395,720, based on the average bid and asked price of such common equity of $3.26, on such date.

As of March 15, 2012, there were 21,797,410 outstanding shares of the registrant's common stock, no par value, and 281,696 outstanding shares of the registrant’s convertible preferred stock.

Item 1

Business

Multiband Corporation (the Company), is a Minnesota corporation formed in September 1975.

The Company has three operating segments as follows: (1) Field Services (FS), where the Company provides installation services to pay television (satellite and broadband cable) providers, internet providers and commercial customers, (2) Multi-Dwelling Unit (MDU), where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master service operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators; and (3) Engineering, Energy & Construction (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks., This segment also provides renewable energy services including wind and solar applications and other design and construction services, usually done on a project basis.  All segments encompass a variety of different corporate entities.

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

The Company’s website is located at: www.multibandusa.com . The information on the Company’s website is not part of this or any other report the Company files with, or furnishes to, the SEC.

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly-formed surviving corporation, Corporate Technologies USA, Inc. (MBS).  MBS provided voice, data and video systems and services to business and government.  The MBS business segment was sold effective April 1, 2005.  The Company’s MDU segment (formally known as MCS) began in February 2000.  MDU provides voice, data and video services to multi-dwelling units, including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc. (MNMDU), which made the Company the largest master service operator in MDU’s for DIRECTV satellite television in the United States.  During 2006 and 2007, the Company strategically sold certain assets at multi-dwelling properties where only video services were primarily deployed.  The Company continues to operate properties where multiple services are deployed.  To remain competitive, the Company intends to continue to own and operate properties at locations where multiple services can be deployed and manage properties where one or more services are deployed.  Consistent with that strategy, from 2006 to the present, the Company expanded its servicing of third party clients (other system operators) through its call center.  On March 15, 2012, the Company had approximately 112,000 owned and managed subscriptions, with an additional 45,000 subscriptions supported by the call center.

During 2008, the Company became involved in the business of installing video services in single family homes by acquiring 51% of the outstanding stock of Multiband NC Incorporated (NC) (formerly Michigan Microtech, Incorporated) MMT, a former subsidiary of DirecTECH Holding Company Inc. (DTHC), a fulfillment agent for a national satellite television company, DIRECTV, which specializes in the providing of satellite TV to single family homes.  This acquisition was followed up by the acquisition of an 80% interest in a group of companies which were the former operating subsidiaries of DTHC, (Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband DV Incorporated (DV) and Multiband Security Incorporated (Security)).  The Company also purchased an additional 29% ownership interest in Multiband NC Incorporated, of which it previously owned 51%, effective on January 2, 2009.  The remaining 20% of these operating entities were purchased in December 2009. As of December 31, 2011, the NC, SC, EC and NE entities were merged together with NE being the surviving entity. Effective February 20, 2012, NE has been renamed Multiband Field Services, Incorporated (MBFS).

This DTHC operating entities purchase was a significant event for the Company. The purchase materially increased the size and scope of the Company’s operations.  The Company has now expanded its operations into 16 states with 32 field offices and is the second largest independent DIRECTV field services provider in the United States.

Effective September 1, 2011, the Company purchased from WPCS International, Inc. (WPCS), two of their subsidiary corporations named WPCS International- Sarasota, Inc. and WPCS International-St. Louis, Inc. Effective November 1, 2011, these entities have been renamed Multiband Engineering and Wireless, Southeast, Inc. (SE) and Multiband Engineering and Wireless, Midwest, Inc. (MW). These entities provide engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services. Later in 2011, and in early 2012, the Company also purchased certain assets from Groupware International, Inc. and entered the cable television fulfillment business.

Field Services Segment (FS)

The Company, through its FS segment, generates revenue from the installation and service of DIRECTV video programming for residents of single family homes under a contract with DIRECTV.  DIRECTV is the largest provider of satellite television services in the United States with approximately 19 million subscribers. These video subscribers are owned and billed by DIRECTV.  The FS segment functions as a fulfillment arm for DIRECTV.  As a result, the Company does not directly compete with other providers for DIRECTV’s business.  Although DIRECTV competes with DISH, the other leading satellite television provider and incumbent providers of phone and telephone services for pay television customers, DIRECTV has its own marketing and competitive programs of which the Company is merely an indirect and passive recipient. The FS segment also provides similar installation services for certain broadband cable and internet providers and commercial customers.

The United States markets for satellite television subscribers and cable television viewers are significant. According to the Satellite Broadcasting and Communications Association, there were approximately 33.8 million paying US satellite television subscribers in December 2011. According to the National Cable and Telecommunications Association, as of September 2011, the US cable industry had approximately 58.3 million basic video customers and approximately 46.4 million high speed internet customers. The Company believes that the demand for its outsourced installation and maintenance services will remain steady as leading national providers continue to upgrade technology and invest in competitive marketing efforts.

Multi-Dwelling Unit Segment (MDU)

The Company, through its MDU segment, bills customers for the voice, internet and video services it provides to residents of MDU facilities as an owner/operator of those subscribers. In addition, since 2004, the Company serves as a master system operator for DIRECTV, which allows us to offer satellite television services to residents of multi-dwelling-units through a network of affiliated operators.

Since 2000, as discussed above, the Company offers voice, data and video services directly to residents of the MDU market.  Our experience in this market suggests that property owners and managers are always looking for a solution that will satisfy two market demands from customers.  The first market demand from customers is how to satisfy the residents who desire to bring satellite television service to the unit without being visually unattractive or a structural/maintenance problem.  The second is how to provide competitive access for local and long distance telephone, television and internet services.  Our service offering addresses these demands and provides the consumer several benefits, including:

 •   Lower Cost Per Service

 •   Blended Satellite and Cable Television Package

 •   Multiple Feature Local Phone Services (features such as call waiting, call forwarding and three-way calling)

 •   Better than Industry Average Response Times

 •   One Number for Billing and Service Needs

 •   One Bill for Local, Long Distance Cable Television and Internet

 •    “Instant On” Service Availability

In late 2005, the Company began to use its internal support center and billing platform to service third party clients.

In late 2006, DIRECTV provided the Company with the right to bill DIRECTV services directly to end users.

As we develop and market this package, we keep a marketing focus on two levels of customers for this product.  The primary decision-makers are the property owners/managers.  Their concerns are focused on delivering their residents reliability, quality service, short response times, minimized disruptions on the property, minimized alterations to the property and value added services.  Each of these concerns is addressed in our contracts with the property owner, which includes annual reviews and 10 year terms as service providers on the property.  The secondary customer is the end-user.  We provide the property with on-going marketing support for their leasing agents to deliver clear, concise and timely information about our services.  This will include simple sign up options that should maximize our penetration of the property.

When taken as a whole, and based on the Company’s interpretations of U.S. Census Bureau statistics, cable television, telephone and internet services currently generate over $170 billion of revenues annually in the U.S, with an estimated 26 million households living in MDUs.  We believe these statistics indicate stable markets with demand that is likely to deliver significant value to businesses that can obtain a subscriber base of any meaningful size.

MDU Consumer Industry Analysis and Strategy

MDU offers video and, in some cases, data and voice to residents of multi-dwelling units primarily throughout the Midwest and the Southeast.  Our primary competition in this market comes from the local incumbent providers of telephone and cable television services.  The leading competitors in these services are the former Bell System Companies such as Verizon Communications (Verizon) and Qwest Communications International, Inc. (Qwest) and national cable companies such as Comcast Corporation (Comcast) and Time Warner.  These regional and national rivals have significant resources and are strong competitors.  Nonetheless, we believe as a largely unregulated entity, we can be competitive on both price and service.

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

MDU Market Description

We are currently marketing our services to MDU properties primarily throughout the Midwest and Southeast.  We will target properties that range from 50 to 150 units on a contiguous MDU property for television and internet access only.  We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

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

MDU Number of Units/Customers

At March 15, 2012, the Company had approximately 112,000 owned and managed subscriptions, with an additional 45,000 subscribers supported by the support center.

Energy, Engineering & Construction Segment (EE&C)

Under this segment of the business, the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services which are usually done on a project basis. We believe growth in public safety networks will continue as security and safety concerns, driven by, among other things, terrorism threats and weather emergencies, require further infrastructure buildouts. We also believe that research, development and investment in alternative and renewable energy sources will provide work for the Company as the United States looks to reduce its dependence on foreign oil imports.

Backlog (in thousands)

As of December 31, 2011, we had a backlog of unfilled orders of approximately $1,817 compared to approximately $0 at December 31, 2010. The Company’s acquisition of SE and MW in September 2011, accounted for all of this increase. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances from time to time in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Employees

As of March 15, 2012, Multiband Corporation employed 130 full-time employees, including 10 management employees, 36 finance personnel, 33 information technology employees, 14 employees in human resources, 16 in marketing and 37 employees in operational support positions.  FS segment employed 3,259 full-time employees consisting of 72 management employees, 145 operational support personnel, 257 customer service employees, 2,785 technicians and 104 warehouse employees.  As of that same date, MDU had 153 full-time employees, consisting of 11 in sales and marketing, 9 technicians, and 133 in customer service and related support. EE&C employed 70 full-time employees consisting of 47 technicians and 23 employees in operational support positions.

Item 1A

Risk Factors (in thousands)

General

Our business is subject to a number of risks discussed under the heading “Risk Factors” and elsewhere in this prospectus. The principal risks facing our business include, among others, our dependence on DIRECTV, changes in technology, and economic conditions limiting the ability of DIRECTV’s customers to purchase upgrades and installations.  In addition, we have a history of inconsistent profitability, limited working capital, a retained deficit, and significant amounts of debt due in the near term.  There are also risks relating to the ownership of our common stock. You should carefully consider these factors, as well as all of the other information set forth in this Annual Report on Form 10-K.  See “Risk Factors.”

Net Income (Loss) Attributable to Multiband Corporation and Subsidiaries

The Company had net income attributable to Multiband Corporation and subsidiaries of $7,044 for the year ended December 31, 2011 and $14,694 for the year ended December 31, 2010 and a net loss attributable to Multiband Corporation and Subsidiaries of $9,650 for the year ended December 31, 2009.

If we cannot attain consistent levels of profitability from our operating activities, we may not be able to meet our:

 •    capital expenditure objectives;

 •    debt service obligations; or

 •    working capital needs.

Working Capital

The Company had working capital of $7,463 as of December 31, 2011, and a working capital deficit of $10,374 as of December 31, 2010. The deficit as of December 31, 2010 was primarily due to the 2009 acquisition of the former DTHC operating subsidiaries.  The improvement in the Company’s cash balance and working capital position between years was a result of the cash flow provided by operations in 2011 and 2010 as well as the net proceeds received by the Company from the common stock public offering on June 1, 2011 of $16,176. If profitability does not continue into the future, the Company may not have adequate levels of working capital to meet its needs which may cause the need for additional financing.

Long-lived Assets

We have a significant amount of long-lived assets.  If we should experience a significant decline in future profitability and/or should the market value for our long-lived assets decrease, some impairment to these assets could occur.  If impairment occurs, it could materially and adversely affect our results of operations in those future periods.

Goodwill

The Company tests for impairment of its goodwill and intangible assets without a defined life.  We tested for impairment of the FS and MDU segments which had goodwill as of November 30, 2011 using standard fair value measurement techniques. In 2011, there was an impairment charge of $246 recorded for the FS segment relating to the goodwill with the subsidiary, Security. The contract supporting this business was terminated in November 2011.  The Company recorded an impairment charge of $25 on the goodwill related to the US Install purchase as of December 31, 2010.  The Company concluded there was no goodwill impairment as of December 31, 2009.  However, should we experience a significant decline in future profitability, or our stock price declines and remains depressed, and/or should the business climate for satellite providers deteriorate, impairment to our goodwill could occur.  If impairment occurs, it could be materially adverse to our results of operations in those periods.

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

During 2011, the Company was self-insured for workers’ compensation claims up to $100 plus administrative expenses, for each occurrence.  During 2010, the Company was self-insured for workers’ compensation claims up to $250 plus administrative expenses.

During 2011 and 2010, the Company was self-insured for health insurance for claims up to $275 per claim where we expect most claims to occur.  If any claim is substantially in excess of $275, such claims are covered under premium-based policies issued by insurance companies to coverage levels that we consider adequate.  If either we exceed our coverage amounts too often and our premiums rise, or if a high number of claims are made for which we are responsible (because they are below the deductible), our profitability and cash flow may be adversely affected.

Debt

The Company has two separate debt instruments that are due within the near term. The debenture payable to Convergent Capital Partners II, L.P. in the amount of $5,000 is due in December 2012. The note payable- DirecTECH Holding Co., Inc. of approximately $29,155 is due January 1, 2013.  We will seek new sources of financing to pay these amounts if we do not generate adequate cash flow from operations to pay the balances when due.  Sources of financing, if needed in the future, may include additional debt financing or may include the sale of equity (including the issuance of preferred stock) or other securities.  We cannot be sure that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all shares of common stock currently outstanding will be diluted.

Income Taxes

The Company has federal net operating losses of $50,316 and state net operating losses of approximately $47,575, at December 31, 2011, which, if not used, will expire from 2012-2031.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  The Company has performed an IRC Section 382 study and determined that a total of five ownership changes had occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of $22,782, consisting of annual amounts of $9,039 in 2012, $3,725 in 2013 and $1,101 per year for each of the years 2014-2022 and then $109 in 2023. State net operating losses are limited to a total of approximately $46,195. We believe that $27,534 of federal net operating losses and $1,380 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.  To the extent our use of net operating loss carryforwards are significantly limited, our income could be subject to corporate income tax earlier than it would be if we were able to use net operating loss carryforwards, which could result in lower profits.

Deregulation

Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced that address issues affecting our operations and those of our competitors, which may cause significant changes to our industry.  We cannot predict the outcome of these developments, nor can we assure you that these changes will not have a material adverse effect on us.  Historically, we have been a reseller of products and services, not a manufacturer or carrier requiring regulation of its activities.  Pursuant to Minnesota statutes, the Company’s activities are specifically exempt from the need to tariff our services in MDU's.  However, the Telecommunications Act of 1996 provides for significant deregulation of the telecommunications industry, including the local telecommunications and long-distance industries.  This federal statute and the related regulations remain subject to judicial review and additional rule-makings of the Federal Communications Commission, making it difficult to predict what effect the legislation will have on us, our operations, and our competitors.

Certain Anti-Takeover Effects

The Company is subject to Minnesota statutes regulating business combinations and restricting voting rights of certain persons acquiring shares of the Company.  These anti-takeover statutes may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Company’s securities, or the removal of incumbent management.

The Company’s FS segment is highly dependent on its strategic alliance with DIRECTV and a major alteration or termination of that alliance could adversely affect the Company’s business

The FS segment currently provides approximately 90.6% of our total revenues and these most of these revenues are dependent on our relationship with DIRECTV.  Accordingly, we are highly dependent on our relationship with DIRECTV.  The Company has a Home Services Provider (HSP) agreement with DIRECTV which was renewed on May 1, 2011 and terminates April 30, 2015.  The term of this agreement will automatically renew for additional one year periods unless either DIRECTV or the Company gives written notice of termination at least 90 days in advance of expiration of the then current term.  The agreement can be terminated on 180 days notice by either party.  DIRECTV may also change the terms of their agreement with the Company, among other things, to change our service areas and/or pricing, both of which have occurred in the past.  The terms of the HSP agreement also contain specific operational requirements that impact how we provide service to and interact with DIRECTV customers, and which requirements directly affect how we budget, strategize and operate as a business.  Some of these requirements include, but are not limited to: (a) required uniforms/appearance and tools for technicians; (b) limitations on advertising and signage utilized by us; (c) fleet specifications; (d) call center operations (response times, minimum hours of operation); (e) technician training and education standards; and (f) required hardware.   Any adverse alteration or termination of our HSP agreement with DIRECTV would have a material adverse effect on our business.    In addition, a significant decrease in the number of jobs the Company completes for DIRECTV could have a material adverse effect on our business, financial condition and results of operations.

Our FS segment revenues could be negatively affected by reduced support from DIRECTV

DIRECTV conducts promotional and marketing activities on national, regional and local levels. Due to our substantial dependence on DIRECTV, our revenues depend, in significant part, on: (i) the overall reputation and success of DIRECTV; (ii)  the incentive and discount programs provided by DIRECTV and its promotional and marketing efforts for its products and services; (iii) the goodwill associated with DIRECTV trademarks; (iv) the introduction of new and innovative products by DIRECTV; (v) the manufacture and delivery of competitively-priced, high quality equipment and parts by DIRECTV in quantities sufficient to meet customers' requirements on a timely basis; (vi) the quality, consistency and management of the overall DIRECTV system; and (vii) the ability of DIRECTV to manage its risks and costs. If DIRECTV does not provide, maintain or improve any of the foregoing, if DIRECTV changes the terms of its incentive and discount programs, or if DIRECTV were sold or reduced or ceased operations, there could be a material adverse effect on our financial condition and results of operations even though alternate providers of satellite television services exist.

The Company’s Multi-Dwelling unit (MDU) business strategy is also highly dependent on its strategic alliance with DIRECTV

In connection with our MDU business segment, we are operating under a Master System Operator (MSO) relationship with DIRECTV.  The MSO agreement with DIRECTV was signed with an effective date of August 22, 2011 and expires August 21, 2015.  Similar to the terms of the HSP agreement, material terms of the MSO agreement regarding term, termination, pricing and service areas are subject to change, oftentimes in DIRECTV’s discretion.  Any adverse alteration or any termination of our current relationship with DIRECTV with respect to our MDU segment would have a material adverse effect on our business, financial condition and results of operations.

Our MDU segment growth initiative may not be successful or profitable

The Company has a strategy for growth for our MDU segment and we have invested significant time, effort, and capital into developing our MDU infrastructure.  Our intent is to work closely with DIRECTV to substantially grow this segment of our business.  While we have invested in this segment and intend to continue to do so, and while we believe DIRECTV has made the MDU market a focus for its growth, there is no guarantee that we will be able to achieve success or profitability in this business segment, or that we will achieve a return on any additional investments that we make in this segment.  If the Company is unable to achieve profitability in the MDU segment, it could have a material adverse effect on our business, financial condition and results of operations.

The Company may require additional debt financing or will be limited to stock-funded acquisitions in order to complete any material strategic acquisitions

The Company may require additional debt financing or will be limited to stock-funded acquisitions in order to complete any material strategic acquisitions.  There is no assurance that additional financing will be available in the amounts or at the times required, or if it is, on terms acceptable or favorable to us.  There is also no assurance that a target company would agree to a stock exchange or that our stock would not be diluted by such stock exchange.  If we are unable to obtain additional financing when and if needed or to do a stock exchange, our ability to grow through acquisitions will be impaired.

Marketplace pressures could curtail our operations

The Company faces competition from others who are competing for a share of the FS and MDU markets, including other satellite companies, cable companies, telephone companies and other installers.  Some of these companies have significantly greater assets and resources than we do.  If we are unable to compete successfully with these companies, our market share could decrease which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our business and operating results depend upon the overall appeal of DIRECTV’s products and services to consumers.  A decline in the popularity of existing products and services or the failure of new products and services to achieve and sustain market acceptance could result in reduced overall revenues, which could have a material adverse effect on our business, financial condition and results of operations. Consumer preferences with respect to entertainment are continuously changing, are difficult to predict and can vary over time.  There can be no assurance that any of DIRECTV’s current products and services will continue to be popular for any significant period of time or that any new products and services will achieve commercial acceptance. As such, changes in consumer preferences may cause our revenues and net income to vary, possibly significantly, between comparable periods.

The Company’s operations historically have fluctuated due to a number of seasonal factors.  As a result, the Company’s results of operations may fluctuate significantly from quarter to quarter

Variations in our revenues and operating results occur quarterly as a result of a number of factors, including customer engagements commenced and completed during a quarter, the number of business days in a quarter, employee hiring and utilization rates, the ability of customers to terminate engagements without penalty, the size and scope of assignments, and general economic conditions.  Because a significant portion of our expenses are relatively fixed, a variation in the number of customer engagements or the timing of the initiation or completion of those engagements can cause significant fluctuations in our operating results from quarter to quarter.

Amounts included in our backlog may not result in actual revenue or translate into profits.

As of December 31, 2011, we had a backlog of unfilled orders of approximately $1,817. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have from time to time experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a further reduction in revenue, profitability and liquidity.

The Company’s operating results can be negatively affected by weather conditions

We perform a significant amount of our services outdoors.  Adverse weather conditions may affect productivity in performing services or may temporarily prevent us from performing services for our customers.  The effect of weather delays on projects that are under fixed price arrangements may be greater if we are unable to adjust the project schedule for such delays.  A reduction in productivity in any given period or our inability to meet guaranteed schedules may adversely affect the profitability of our projects and operations.

Nationwide economic conditions may limit consumers’ abilities to purchase our products and services in the future

While we believe the present status of the United States economy may actually assist us because consumers may stay home more for entertainment, if the country’s economic conditions worsen continues, there is no guarantee that consumers will continue to purchase DIRECTV at current levels or at all, and the need for our services may diminish, possibly materially A significant decline in the need for our services could have a material adverse effect on our business, financial condition and results of operations.

The Company relies on key employees and needs skilled and trained personnel to conduct its operations.  Excessive employee turnover could materially weaken its operations and/or reduce profitability

Our success depends on the continued employment of certain key personnel, including our executive officers.  In particular, the loss of James L. Mandel, our Chief Executive Officer, or Steve M. Bell, our Chief Financial Officer and General Counsel, would harm our business and the employment relationships with both Mr. Mandel and Mr. Bell are terminable by us or each of them upon 90 days’ written notice for any reason.  If we were unable to continue to attract and retain a sufficient number of qualified key personnel, including key executives, our business, operating results and financial condition could be materially and adversely affected.  In addition, our success depends on our ability to attract, develop, motivate and retain highly skilled professionals with a wide variety of management, marketing, selling and technical capabilities.  Competition for such personnel is intense and is expected to increase in the future.  We have traditionally experienced material technician churn, which can have a significant impact on operations if we have an insufficient number of technicians at any given time to complete our current outstanding jobs.  If we experience high levels of churn and are unable to attract, train and retain a sufficient number of qualified personnel, our business, operating results and financial condition could be materially and adversely affected.

Adverse results in legal proceedings could have a material adverse effect on our operations

We are subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  We accrue for such matters when a loss is considered probable and the amount of such loss or range of loss can be reasonably estimated.  Some of these claims, if resolved or determined adversely, may be material to our results of operations and may have an adverse effect on our cash position or financial results.

Rising fuel costs could impact the Company’s profitability

The Company cannot predict the price of the fuel it needs to operate its fleet.  Price fluctuations are common and are outside of our control.  These fluctuations are based on, among other things, political developments, supply and demand, and actions by oil and gas producers.  Violence and political instability in oil producing countries can also impact prices.  The Company has implemented programs and technologies that monitor fuel usage and employee driving habits, all done in an effort to maximize efficiencies. During 2011, DIRECTV implemented a fuel subsidy program which provided the Company with $2,330 of additional revenue in 2011 to lessen the impact of increased fuel costs. There is no guarantee that this program will continue to be provided by DIRECTV. Any increase in fuel costs, or the elimination of the DIRECTV fuel subsidy program, could have a material adverse effect on our business, financial position or results of operations.

Collective bargaining agreement

The Company has approximately 26% of its labor force covered by collective bargaining agreements that expire within one year.  The Company utilizes a contractor base for seasonality and work overflow but it cannot be certain that it could cover all jobs during a work outage, if one should occur.  A reduction in productivity in any given period or our inability to meet guaranteed schedules may adversely affect our profitability.

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

Diversification efforts may fail

In 2011, the Company entered the cable television fulfillment business and the engineering and specialty construction business. These new ventures may be unprofitable or unsuccessful.

Risks Related to Our Financial Condition and Capital Requirements

The Company has a history of inconsistent profitability.  Continued uncertain profitability may result in our curtailing or ceasing business operations

We had a net income of $7,044 for the year ended December 31, 2011, a net income of $14,694 for the year ended December 31, 2010 and a net loss of $11,377 for the year ended December 31, 2009.  We may never be consistently profitable.

The effects of inconsistent profitability may restrict our ability to pursue our business strategy, including with respect to our goal of growth through acquisitions and the ease with which we could secure funding for our growth plan or any such transactions.

If we cannot attain consistent levels of profitability from our operating activities, we may not be able to meet:

•	our capital expenditure objectives;
•	our debt service obligations; or
•	our working capital needs.

The Company has a significant amount of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

The Company extends credit to its customers as a result of performing work under contracts prior to billing for that work. At December 31, 2011, in the EE&C segment, we had net accounts receivable of approximately $1,535 and costs and estimated earnings in excess of billings on uncompleted contracts of $998. The Company periodically assesses the credit risk of its customers and regularly monitors the timeliness of payments. Slowdowns in the industries the Company serves or bankruptcies or financial difficulties within the markets the Company serves, may impair the financial condition of one or more of its customers and may hinder their ability to pay the Company on a timely basis or at all. If any of these difficulties are encountered, the Company’s cash flows and results of operations could be adversely impacted. Additionally, the Company could incur losses in excess of the current bad debt allowances provided as of December 31, 2011.

If the Company fails to accurately estimate costs associated with fixed-price contracts using the percentage-of-completion method, results may vary from previous estimates, which may adversely impact profitability and liquidity.

A substantial portion of revenue derived in the EE&C segment is from fixed price contracts. Under these contracts, the Company sets the price of services on an aggregate basis and assumes the risk that the costs associated with performance may be greater than anticipated. Revenue and profit on these contracts is recognized as the work progresses on a percentage-of-completion basis.

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

If the Company fails to accurately estimate costs associated with fixed price contracts using the percentage-of-completion method, reported results may materially differ from previous estimates which could adversely impact profitability and liquidity.

The Company has limited working capital, which may require additional financing

The Company had working capital of $7,463 as of December 31, 2011, and a working capital deficit of $10,374 as of December 31, 2010. The deficit as of December 31, 2010 was primarily due to the 2009 acquisition of the former DTHC operating subsidiaries.  The improvement in working capital between years was a result of the net income generated in 2011 and 2010 as well as the net proceeds received by the Company from a common stock public offering that was completed on June 1, 2011 of $16,176. If profitability does not continue into the future, the Company may not have adequate levels of working capital to meet its needs which may cause the need for additional financing.

Failure to properly manage projects may result in unanticipated costs or claims.

Certain project engagements involve large scale, highly complex projects. The quality of the Company’s performance on such projects depends in large part upon the Company’s ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors and our personnel, in a timely manner. Any defects, errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we would incur, which could exceed revenues realized from a project.

The Company has a significant amount of debt due in the near term.  Failure to pay that debt when due could cause secured creditors to foreclose upon the Company’s assets, making it unlikely that the Company could continue operating

The Company has two separate debt instruments that are due within the near term. The debenture payable to Convergent Capital Partners II, L.P. in the amount of $5,000 is due in December 2012. The note payable to DirecTECH Holding Company, Inc. of approximately $29,155 is due January 1, 2013.  We will seek new sources of financing to pay these amounts if we do not generate adequate cash flow from operations to pay the balances when due.  Sources of financing, if needed in the future, may include additional debt financing or may include the sale of equity (including the issuance of preferred stock) or other securities.  We cannot be sure that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all shares of common stock currently outstanding will be diluted.

The Company has significant amounts of long-lived assets that may not maintain their current value due to changes in market conditions. A write-down of those assets could adversely affect the Company’s profitability

The Company has significant amounts of long-lived assets.  Should we in future periods experience a significant decline in profitability and/or should the market value for our long-lived assets decrease, some impairment to these assets could occur.  If impairment occurs, it could materially and adversely affect our results of operations in those future periods.

The Company has significant intangible assets, including goodwill.  Lack of profitability and/or changes in market conditions may result in an impairment of these assets which could adversely affect the Company’s profitability

The Company tests for impairment of its goodwill and intangible assets without a defined life.  We tested for impairment of the FS and MDU segments which had goodwill as of November 30, 2011 using standard fair value measurement techniques. In 2011, there was an impairment charge of $246 recorded for the FS segment relating to the goodwill recorded with the subsidiary, Security. The contract supporting this business was terminated in November 2011. The Company recorded an impairment charge of $25 on the goodwill related to the US Install purchase as of December 31, 2010.  The Company concluded there was no goodwill impairment as of December 31, 2009.  However, should we experience a significant decline in future profitability, or our stock price declines and remains depressed, and/or should the business climate for satellite providers deteriorate, impairment to our goodwill could occur.  If impairment occurs, it could be materially adverse to our results of operations in those periods.

Excessive insurance claims could have a material adverse impact on the Company’s profitability

The Company utilizes a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks, such as workers’ compensation and health insurance. During 2011, the Company was self-insured for workers’ compensation claims up to $100 plus administrative expenses.  During 2010, the Company was self-insured for workers’ compensation claims up to $250 plus administrative expenses. During 2011 and 2010, the Company was self-insured for health insurance covering the range of liability up to $275 per claim where the Company expects most claims to occur.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  If either we exceed our coverage amounts too often and our premiums rise, or if a high number of claims are made for which we are responsible (because they are below the deductible), our profitability and cash flow may be adversely affected.

The Company may be unable to use certain net operating loss carryforwards

The Company has federal net operating losses of $50,316 and state net operating losses of approximately $47,575, at December 31, 2011, which, if not used, will expire from 2012-2031.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  The Company has performed an IRC Section 382 study and determined that a total of five ownership changes had occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of $22,782, consisting of annual amounts of $9,039 in 2012, $3,725 in 2013 and $1,101 per year for each of the years 2014-2022 and then $109 in 2023. State net operating losses are limited to a total of approximately $46,195. We believe that $27,534 of federal net operating losses and $1,380 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.  The amount of the deferred tax asset not expected to be realized is reported net of a valuation allowance.

The Company incurs significant costs as a result of operating as a public company, and we are required to devote substantial time to new compliance initiatives

As a public company, the Company incurs significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules subsequently implemented by the SEC and NASDAQ have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.  Our management and other personnel devote a substantial amount of time to these compliance initiatives.  Moreover, these rules and regulations result in increased legal and financial compliance costs and make some activities more time-consuming and costly.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal controls for financial reporting and disclosure.  In particular, the Company is required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.  We have incurred and continue to expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.  Moreover, if we do not comply with the requirements of Section 404, or if we identify deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would entail expenditure of additional financial and management resources.

Risks of Ownership of Our Common Stock

The trading price of our common stock has been and is likely to continue to be volatile

The stock market has experienced extreme volatility, and this volatility has often been unrelated to the operating performance of particular companies.  Prices for our common stock are determined in the marketplace and may be influenced by many factors, including variations in our financial results, changes in earnings estimates by industry research analysts, investors’ perceptions of us and general economic, industry and market conditions.  In addition, although our common stock is listed on the NASDAQ Capital Market, our common stock has experienced low trading volume.  Limited trading volume subjects our common stock to greater price volatility and may make it difficult for our shareholders to sell shares at an attractive price.

Future sales of our common stock, including by our existing shareholders, could cause our stock price to decline

If our shareholders, including any existing shareholders, sell substantial amounts of our common stock (whether currently held or acquired upon the exercise of options or warrants or other convertible securities) in the public market, the market price of our common stock could decrease significantly.  In the past, we believe certain institutional investors have sold significant numbers of shares of our common stock.  The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock.

The Company may not continue to have a national market for trading of its stock

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

You may not be able to resell your shares at or above the price you paid for your shares

You may not be able to sell our common stock at prices equal to or greater than the price you paid for your shares.  The stock markets have been extremely volatile.  The risks related to the Company discussed in this “Risk Factors” section, as well as the public’s reaction to our public announcements, changes in research analysts’ recommendations and decreases in market valuations of similar companies, could cause the market price of our common stock to decrease significantly from the price you paid.  Further, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our stock price.

The Company may issue shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry’s actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information.

These important factors include those that we discuss under the heading “Risk Factors.” You should read these risk factors and the other cautionary statements made in this Annual Report on Form 10-K as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. We cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this Annual Report on Form 10-K completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

Item 1B

Unresolved Staff Comments

We have not received any written comments that were issued more than 180 days before December 31, 2011, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities and Exchange Act of 1934 that remain unresolved.

Item 2

Properties (in thousands)

Multiband and its subsidiaries lease principal offices located at 9449 Science Center Drive, New Hope, Minnesota 55428 and 2000 44th Street SW, Fargo, ND 58103.  We have no foreign operations.  The New Hope office lease expires in 2012 and covers approximately 47 square feet.  The New Hope base rent is $24 per month. The Company purchased a building on February 2012 (see Note 17).  The Fargo office lease is made up of four separate leases expiring in 2013, 2014 and 2017 and covers approximately 18 square feet.  The Fargo total base rent is $18 per month.   All leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities.  All offices have office, warehouse and training facilities.  In addition, the Company leases warehouses in its various markets of operation to facilitate storage of inventory and technician interface.  These warehouses have lease terms ranging from month to month to six years in duration with lease terms expiring through 2017.  The base rents at these facilities range from $1 to $8 per month.  The Company considers its current facilities other than its corporate headquarters adequate for its current needs. The Company is moving from its New Hope office to larger facilities located in Minnetonka, Minnesota during the summer of 2012 (see Note 17).

Item 3

Legal proceedings (in thousands)

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $3,072 and $3,098 of accrued liabilities at December 31, 2011 and 2010, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

The majority of the accrued liabilities relate either to claims for overtime wages or a Department of Labor matter further described below.

Effective December 31, 2011, the Company settled all overtime wage claims, with one exception, Conway v. Multiband (D.Ill.). While the Company and its predecessors denied the allegations underlying the overtime claim lawsuits, we agreed to settlements to avoid significant legal fees, the uncertainty of a jury trial and other expenses and management time related to protracted litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP).  The Company was not named in this complaint.  In May 2011, these individuals settled the complaint with the DOL. Certain defendants in this matter filed suit against the Company for advancement and or reimbursement of expenses. One of the defendants, Woody Bilyeu, is also pursuing an arbitration proceeding against DTHC seeking acceleration of his promissory note with DTHC which totals approximately $9,000 as of December 31, 2011 and is attempting to collect costs from a Company subsidiary for a different note that was paid off in 2009.  The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and the Company itself.  To date, the Company has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; and 2) the Company has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and the Company cannot definitively predict based on the current facts known to it, whether it ultimately will have any material liability in the matter.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

Item 4

Mine Safety Disclosures

Not applicable.

PART II

Item 5

Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock presently trades on the NASDAQ Capital Market system under the symbol “MBND”.  The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2011 and December 31, 2010, as provided by NASDAQ.

Quarter Ended	High Bid	Low Bid
December 31, 2011	$3.63	$2.36
September 30, 2011	$3.74	$2.44
June 30, 2011	$4.87	$2.97
March 31, 2011	$6.72	$2.60

December 31, 2010	$3.10	$1.66
September 30, 2010	$2.03	$1.33
June 30, 2010	$2.35	$1.36
March 31, 2010	$2.39	$1.84

As of March 15, 2012, Multiband had 883 shareholders of record of its common stock and 21,797,410 shares of common stock outstanding.  Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.  As of that date, three shareholders held a total of 12,696 of Class A Preferred, two shareholders held a total of 109,000 shares of Class C Preferred, one shareholder held a total of 150,000 shares of Class F Preferred and one shareholder held a total of 10,000 shares of Class G Preferred.

Recent Sales of Unregistered Securities (in thousands, except for share amounts)

During the last three years the Company has issued various securities that were not registered under the Securities Act.  The securities were offered and sold by us in reliance upon the exemptions provided under Section 4(2) under the Securities Act relating to sales not involving any public offering, and/or Rule 506 of Regulation D under the Securities Act.  The certificates representing the securities sold bear a restrictive legend that prohibits transfer without registration or an applicable exemption.  All purchasers signed agreements stating that they were purchasing for investment purposes only and which contain restrictions on the transfer of the securities sold. Unregistered securities were subsequently registered in October 2011.

In September 2011, the Company issued 918 shares of common stock worth $2 in lieu of payment for employee compensation.

In July 2011, the Company issued 1,250 shares of common stock worth $2 to an employee as a result of the exercise of a non-qualified stock option.

During 2011, the Company issued a total of 199,452 shares of common stock worth $399 to DirecTECH Holding Company, Inc., in lieu of payment for dividends on Class J preferred stock.

During 2011, the Company issued a total of 20,822 shares of common stock at various times worth a total of $70 to Mr. Frank Bennett, a director, in lieu of payment for dividends on Class E preferred stock.

In June 2011, the Company issued 7,500 shares of common stock worth $75 in lieu of payment of dividends of Class F preferred stock.

In June 2011, the Company issued 970 shares of common stock worth $5 in lieu of payment of interest and dividends of Class H preferred stock.

In May 2011, the Company issued 13,800 shares of common stock worth $41 as a result of the conversion of warrants.

In April 2011, the Company issued 8,333 shares of common stock worth $15 to an employee as a result of the exercise of a non-qualified stock option.

In March 2011, the Company issued 12,500 shares of common stock worth $24 to Mr. James Mandel, CEO as a result of the exercise of a non-qualified stock option.

In February 2011, the Company issued 1,675 shares of common stock worth $8 as a result of the dividend and related conversion of Series H preferred stock.

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

In September 2009, the Company issued 150,000 shares worth $1,500 of Class E preferred stock.

In September 2009, the Company issued 50,000 shares worth $500 of Class E preferred stock.

The following chart summarizes certain terms of our outstanding preferred stock as of December 31, 2011.  The certificate of designation for each series should be carefully reviewed to determine exact rights and preferences of each class (in thousands, except share and liquidation preference amounts).

Class/ Series	Date of Issuance	Shares Outstanding (1)	Annual Dividend Rate	Number of shares issued upon conversion (2)	Liquidation Preference	Redeemable by Company
A	12/98	12,696	8% payable quarterly	1 shares	$133,308	Yes	(4)
C	6/00	109,000	10% payable quarterly	.40 shares	1,090,000	Yes	(5)
F	6/04	150,000	10% payable quarterly	1 shares	1,500,000	Yes	(5)
G	9/04	10,000	8% payable quarterly	1.25 shares	100,000	—
H	11/04	1	6% payable semi-annually(3)	$1.00/share	100,000	Yes	(6)	(7)
		281,697

(1)	All preferred stock is non-voting.
(2)	Preferred shares are convertible at any time. Figures are adjusted for a 1-for-5 reverse stock split of the Company’s common stock, effective August 7, 2007.
(3)	Dividends payable in common stock at a fixed rate of $1.00 per share.
(4)	Redeemable at $10.50 per share in accordance with the terms and conditions of the preferred stock certificate of designation.
(5)	Redeemable at $10.00 per share whenever the Company’s common stock price exceeds certain defined criteria and other terms and conditions of the preferred stock certificate of designation.
(6)	Redeemable at $100,000 per share in accordance with the terms and conditions of the preferred stock certificate of designation.
(7)	Redeemable at option of holder in accordance with the terms and conditions of the preferred stock certificate of designation.

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

Item 6

Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".  The data has been derived from our consolidated financial statements and accompanying notes included elsewhere in this report.  The Statement of Operations data for the years ended December 31, 2008 and 2007 and the Balance Sheet data at December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements which are not contained in this filing.

Statement of Operations Data (in thousands, except share and per share amounts)	2011	2010	2009	2008	2007
Revenues	$300,186	$265,594	$268,994	$42,986	$15,086
Cost of products and services (exclusive of depreciation and amortization listed separately below)	$214,559	$186,294	$207,533	$28,426	$8,340
Cost of products and services as % of revenue	71.48%	70.14%	77.21%	66.13%	55.3%
Selling, general and administrative expenses	$63,939	$57,173	$57,778	$10,500	$8,888
Selling, general and administrative as % of revenues	21.30%	21.53%	21.55%	24.43%	58.9%
Depreciation and amortization	$6,757	$8,298	$10,906	$3,025	$3,624
Impairment of assets	$246	$160	$-	$132	$-
Income (loss) from operations	$14,685	$13,669	$(7,223)	$903	$(5,766)
Other expense	$(4,030)	$(4,091)	$(3,748)	$1,826	$(322)
Income (loss) before income taxes and noncontrolling interest in subsidiaries	$10,655	$9,578	$(10,971)	$2,729	$(6,088)
Provision for (benefit from) for income taxes	$3,611	$(5,116)	$406	$1,132	$-
Net income (loss)	$7,044	$14,694	$(11,377)	$1,597	$(6,088)
Less: Net income (loss) attributable to the noncontrolling interest in subsidiaries	$-	$-	(1,727)	652	-
Net income (loss) attributable to Multiband Corporation and subsidiaries	$7,044	$14,694	$(9,650)	$945	$(6,088)
Income (loss) attributable to common stockholders	$6,257	$13,206	$(10,020)	$(3,143)	$(8,389)
Income (loss) per common share attributable to common stockholders - basic	$0.37	$1.32	$(1.04)	$(.34)	$(1.16)
Income (loss) per common share attributable to common stockholders - diluted	$0.32	$.91	$(1.04)	$(.34)	$(1.16)
Weighted average shares outstanding - basic	16,975,753	10,016,717	9,665,316	9,302,570	7,237,473
Weighted average shares outstanding - diluted	20,626,529	15,617,353	9,665,316	9,302,570	7,237,473

Balance Sheet Data	2011	2010	2009	2008	2007
Working Capital (deficiency)	$7,463	$(10,374)	$(28,596)	$2,457	$(5,018)
Total Assets	$141,602	$111,700	$99,531	$26,043	$8,893
Mandatory Redeemable Preferred Stock (1)	$-	$-	$-	$150	$220
Long-Term Debt, net (2)	$29,229	$34,380	$34,709	$338	$119
Capital Lease Obligations, net (2)	$274	$356	$491	$317	$249
Stockholders’ Equity	$42,952	$20,243	$5,103	$5,642	$674

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

The recently acquired Energy, Engineering & Construction (EE&C) business activity, with its emphasis on design and construction, is materially different from the Company’s previous lines of business, leading to a change in our segment reporting. As part of this change, the Company added the EE&C segment and realigned the FS segment to be all types of installation services. As part of this realignment certain construction activities in the MDU segment were moved to the newly-created EE&C segment. Amounts reported in prior years have been reclassified into this format.

Years Ended December 31, 2011 and December 31, 2010

Results of Operations (in thousands, except for percentages)

The following table sets forth certain items.

	2011	2010
Revenues:
FS	90.60%	91.34%
MDU	7.00%	8.16%
EE&C	2.40%	0.50%
MBCorp	-%	-%
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization):
FS	65.05%	64.62%
MDU	4.58%	5.11%
EE&C	1.84%	0.41%
MBCorp	-%	-%
Total Cost of Products and Services (exclusive of depreciation and amortization)	71.47%	70.14%

Selling, General and Administrative Expenses	21.30%	21.53%
Depreciation and Amortization	2.25%	3.12%
Income from Operations	4.89%	5.15%
Net Income	2.35%	5.53%

Revenues

Total revenues increased 13.0% from $265,594 in 2010 to $300,186 in 2011. FS segment revenues were $271,984 in 2011 and $242,592 in 2010, an increase of 12.1%.  This increase was primarily due to an increase in DIRECTV work order volume of 4.8%, an increase in earned incentive revenue of $9,994 and amounts received from DIRECTV under a fuel subsidy program implemented in the second quarter of 2011 of $2,330. In 2012, the Company expects FS segment revenues to increase based on a consistent amount of revenue from its DIRECTV installation business together with increased revenues resulting from the Company’s new installation contracts with certain broadband cable and internet service providers. The MDU segment had revenues of $21,007 in 2011 and $21,663 in 2010, a decrease of 3.0%.  This decrease was a result of a decrease in system operator revenues. The Company expects MDU revenues to increase in 2012 due to the planned increase in the number of owned subscribers, increases fueled by the acquisition of new rights of entry agreements or by acquiring subscribers from other operators. The EE&C segment revenues increased 437.3% from $1,339 in 2010 to $7,195 in 2011. The Company’s acquisition of SE and MW in September 2011, accounted for $3,894 of this increase with the remainder the result of increased MDU construction revenue from DIRECTV of $1,962. The Company expects revenues in this segment to increase in 2012 as it will include a full year of operations from SE and MW.

Costs of Products and Services (exclusive of depreciation and amortization)

Total costs of products and services were $214,559 in 2011 compared to $186,294 in 2010, an increase of 15.2%. For the FS segment, costs of products and services totaled $195,276 for the year ended December 31, 2011, compared to $171,625 for the year ended December 31, 2010, a 13.8% increase.  As a percentage of FS revenue, costs of products and services for the FS segment were 71.8% and 70.7% for the years ended December 31, 2011 and 2010, respectively. During 2012, the Company expects FS segment costs of products and services to remain relatively constant in relation to FS segment revenue. For the MDU segment, costs of products and services were $13,753 for the year ended December 31, 2011, compared to $13,572 in the prior year, a 1.3% increase.  As a percentage of MDU revenue, costs of products and services for the MDU segment were 65.5% and 62.7% for the years ended December 31, 2011 and 2010, respectively. In 2012, the Company expects MDU costs of products and services to remain relatively constant in relation to MDU segment revenue. For the EE&C segment, cost of products and services were $5,530 for the year ended December 31, 2011, compared to $1,097 in the prior year, a 404.1% increase.  As a percentage of revenue, costs of products and services for the EE&C segment were 76.9% and 81.9% for the years ended December 31, 2011 and 2010, respectively. The Company’s acquisition of SE and MW in September 2011, accounted for $2,940 of this increase with the remainder the result of increased MDU construction costs from DIRECTV of $1,492. In 2012, the Company expects EE&C segment costs of products and services to remain relatively consistent in relation to EE&C segment revenue.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased 11.8% to $63,939 in 2011, from $57,173 in 2010.  Selling, general and administrative expenses were, as a percentage of revenues, 21.3% and 21.5% for 2011 and 2010, respectively.   The Company anticipates that during 2012, selling, general and administrative expenses will remain consistent as a percentage of total revenues.

Depreciation and Amortization

Depreciation and amortization expense decreased 18.6% to $6,757 for the year ended December 31, 2011, as compared to $8,298 for the year ended December 31, 2010.  Effective May 1, 2011, the Company signed a new HSP contract with DIRECTV (see Note 16).  Due to the new contract, the amortization period of the DIRECTV contract-related intangibles was extended an additional seven months to April 30, 2016, bringing the amortization period to 88 months.  During 2012, depreciation and amortization expense is expected to decrease due to the extension of the aforementioned amortization period.

Income from Operations

In 2011, the Company earned income from operations of $14,685, compared to $13,669 during 2010, an increase of 7.4%. For the year ended December 31, 2011, the FS segment had an income from operations of $23,230, compared to $20,707 for the year ended December 31, 2010, an increase of 12.2%. The FS segment is expected to maintain its profitability in 2012. The MDU segment incurred a loss from operations of $2,827 in 2011 compared to a loss from operations of $2,550 in 2010, an increase of 10.9%. The increased loss from 2010 to 2011 is the result of decreased system operator revenues which were partially offset by increases in owned subscriber and call center revenues. The Company plans to reduce its loss in the MDU segment in future periods by adding subscribers in concentrated, targeted geographic markets in order to service them more efficiently. The EE&C segment earned an income from operations of $701 in 2011, which represents an increase of 189.7% over the income from operations of $242 in 2010. In 2012, the Company expects income from operations in the EE&C segment to increase because the year will include a full year of operations from SE and MW. The MBCorp segment, which has no revenues, showed a loss from operations of $6,419 in 2011, compared to a loss of $4,730 for the same period last year, an increase of 35.7%.  In 2012, the MBCorp segment loss is expected to remain consistent as a percentage of consolidated revenue.

Interest Expense

Total interest expense was $3,838 in 2011, compared to $4,202 in 2010, a decrease of 8.7%, primarily reflecting a decrease in the interest expense associated with a note payable related to a legal settlement that was paid in full in December 2010.

Proceeds from Life Insurance

Proceeds from life insurance, due to the death of the Company’s former chairman of the board during the first quarter of 2011, was $409 for the year ended December 31, 2011.

Gain on Bargain Purchase

For the year ended December 31, 2011, the Company recorded a gain on bargain purchase of $166 related to its acquisition of Multiband Engineering & Wireless, Southeast, Inc. (see Note 2).

Other-than-Temporary Impairment Loss

For the year ended December 31, 2011, the Company recorded an other-than-temporary impairment loss of $1,078 due to the decline in the fair value of the shares it holds in WPCS International, Inc. (see Note 1).

Other Income

Other income was $276 in 2011, compared to $103 in 2010, an increase of 168%.

Provision for (Benefit from) Income Taxes

We have recorded an income tax provision of $3,611 for the year ended December 31, 2011 compared to an income tax benefit of $5,116 for the year ended December 31, 2010.  The Company regularly assesses the likelihood that our deferred tax assets will be recovered from future taxable income.  The Company considers future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred tax assets for amounts that are expected to be unable to be realized. In 2011, the Company determined it was able to release a previously established valuation allowance against the deferred tax asset related to non-cash compensation in the amount of $900.  In 2010, based on management’s assessment of all available evidence, including previous years’ income, estimates of future profitability and the overall prospects of our business, the Company determined that the Company would be able to realize a portion of our deferred tax assets in the future, and as a result recorded a $5,116 income tax benefit for the year ended December 31, 2010 which included a $12,400 release of the valuation allowance.  Based on existing contracts, the Company used a discounted projection of revenue and expenses, over a five year period, which approximated the remaining life of our HSP contract with DIRECTV including the one year renewal term, to determine the level of existing net operating loss carryforward we would be able to offset against taxable income during that period.  The Company will continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against our gross deferred tax assets.  The Company would adjust its valuation allowance in the period the determination was made. At December 31, 2011 and 2010, the valuation allowance was $13,981 and $14,401, respectively.

Net Income

The Company earned a net income of $7,044 in 2011 and a net income of $14,694 in 2010, a decrease of 52.1%.

Total Assets

The following table sets forth certain items.

Total Assets	2011	2010
FS	$102,150	$82,244
MDU	8,844	11,118
EE&C	3,165	-
MBCorp	27,443	18,338
Total Assets	$141,602	$111,700

Years Ended December 31, 2010 and December 31, 2009

Results of Operations (in thousands, except for percentages)

The following table sets forth certain items.

	2010	2009
Revenues:
FS	91.34%	90.88%
MDU	8.16%	8.76%
EE&C	0.50%	0.36%
MBCorp	-%	-%
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization):
FS	64.62%	71.11%
MDU	5.11%	5.78%
EE&C	0.41%	0.26%
MBCorp	-%	-%
Total Cost of Products and Services (exclusive of depreciation and amortization)	70.14%	77.15%

Selling, General and Administrative Expenses	21.53%	21.48%
Depreciation and Amortization	3.12%	4.06%
Income (Loss) from Operations	5.15%	(2.69)%
Net Income (Loss)	5.53%	(4.23)%

Revenues

Total revenues decreased 1.3% from $268,994 in 2009 to $265,594 in 2010.  FS segment had revenues of $242,592 in 2010 and $244,482 in 2009, a decrease of 0.8%.  This decrease is due to a reduction in DIRECTV work order volume of approximately 8.9% partially offset by an increase in earned incentive revenue of approximately $6,000.  The MDU segment had revenues of $21,663 in 2010 and $23,555 in 2009, at a decrease of 8.0%.  This decrease is primarily due to reduced DTV upgrade subsidies of approximately $1,950 and reduced DTV MDU subscriber activations as a result of more stringent DTV credit standards.   The EE&C segment had revenues of $1,339 in 2010, and $957 in 2009. The increase of 39.8% represents construction of MDU head-end systems for third parties.

Costs of Products and Services (exclusive of depreciation and amortization)

Total costs of products and services were $186,294 in 2010 compared to $207,533 in 2009, a decrease of 10.2%. In the FS segment, costs of products and services was $171,625 for the year ended December 31, 2010, compared to $191,279 for the year ended December 31, 2009, a 10.3% decrease.  This decrease is the result of reduced costs due to the decrease in work order volume and improvements in inventory controls.  For the MDU segment, costs of products and services for the year ended December 31, 2010 were $13,572, compared to $15,555 in the prior year, a 12.7% decrease.  The decrease is a result of fewer upgrade subsidy payments to dealers and fewer subscriber activations.  EE&C segment costs of products and services were $1,097 for the year ended December 31, 2010 and were $699 for the year ended December 31, 2009.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased 1.0% to $57,173 in 2010, compared to $57,778 in 2009.  Selling, general and administrative expenses were, as a percentage of revenues, 21.5% for both 2010 and 2009.  Selling, general and administrative expenses as a percentage of revenue is comparable primarily due to decreased insurance and telephone expense of approximately $3,400 offsetting increases in salaries and wages and legal expense.  In 2010, the Company renegotiated several contracts with telephone providers as well as changed its mobile phone policies.  It also changed its workers’ compensation policy.  The Company is self-insured for workers’ compensation claims up to $250 plus administrative expenses, for each occurrence involving workers’ compensation claims since the beginning of 2010.

Depreciation and Amortization

Depreciation and amortization expense decreased 23.9% to $8,298 for the year ended December 31, 2010, as compared to $10,906 for the year ended December 31, 2009.  Effective October 1, 2010, the Company signed a new HSP contract with DIRECTV (see Note 16).  Due to the new contract, the amortization period of the DIRECTV contract-related intangibles was extended an additional 17 months to September 30, 2015, bringing the amortization period to 81 months.

Income (Loss) from Operations

The Company, in 2010, earned an income from operations for its combined operating business segments of $13,669 compared to incurring a loss from operations of $7,223 in 2009.  The FS segment for the year ended December 31, 2010 had an income from operations of $20,707, compared to a loss from operations of $2,241 for the year ended December 31, 2009.  This improvement was primarily due to increased incentive revenue, improved inventory control and reduced technician training expense.   The MDU segment incurred a loss from operations of $2,550 in 2010 compared to a loss from operations of $1,452 in 2009 primarily due to reduced DTV subsidies and reduced DTV MDU subscriber activations due to more stringent DIRECTV credit standards.    The EE&C segment earned an income from operations of $242 for the year ended December 31, 2010 and $258 for the year ended December 31, 2009. The MBCorp segment, which has no revenues, showed a loss from operations of $4,730 in 2010 compared to a loss of $3,788 for the same period last year.

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

Provision for (Benefit from) Income Taxes

We recorded an income tax benefit of $5,116 for the year ended December 31, 2010 compared to an income tax provision of $406 for the year ended December 31, 2009.  The Company regularly assesses the likelihood that our deferred tax assets will be recovered from future taxable income.  The Company considers future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred tax assets for amounts that are unable to be realized.  Based on management’s assessment of all available evidence, including previous years’ income, estimates of future profitability and the overall prospects of our business, the Company determined that the Company would be able to realize a portion of our deferred tax assets in the future, and as a result recorded a $5,116 income tax benefit for the year ended December 31, 2010 which included a $12,400 release of the valuation allowance.  Based on existing contracts, the Company used a discounted projection of revenue and expenses, over a five year period, which approximated the remaining life of our HSP contract with DIRECTV including the one year renewal term, to determine the level of existing net operating loss carryforward we will be able to offset against taxable income in that period.  The Company will continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against our gross deferred tax assets.  The Company would adjust its valuation allowance in the period the determination was made.

Net Income (Loss)

The Company earned net income of $14,694 in 2010, compared to a net loss of $11,377 in 2009.

Total Assets

The following table sets forth certain items.

Total Assets	2010	2009
FS	$82,244	$84,474
MDU	11,118	12,547
EE&C	-	-
MBCorp	18,338	2,510
Total Assets	$111,700	$99,531

Unaudited Quarterly Results

The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ended December 31, 2011.  This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter (in thousands, except per share amounts).

	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Revenues:
FS	$68,849	$78,659	$65,543	$58,933	$63,991	$64,200	$59,504	$54,897
MDU	$5,202	$5,742	$5,315	$4,748	$5,736	$5,488	$5,384	$5,055
EE&C	$3,512	$1,965	$924	$794	$856	$187	$-	$296
MBCorp	$-	$-	$-	$-	$-	$-	$-	$-
Total revenues	$77,563	$86,366	$71,782	$64,475	$70,583	$69,875	$64,888	$60,248
Cost of products and services (exclusive of depreciation and amortization shown separately below)	$54,358	$60,332	$52,110	$47,759	$49,102	$49,425	$43,814	$43,953
Selling, general and administrative expense	$18,807	$17,014	$13,481	$14,637	$15,476	$14,680	$13,500	$13,517
Depreciation and amortization	$1,771	$1,566	$1,705	$1,715	$1,689	$2,027	$2,146	$2,436
Impairment of assets	$246	$-	$-	$-	$160	$-	$-	$-
Income from operations	$2,381	$7,454	$4,486	$364	$4,156	$3,743	$5,428	$342
Interest expense	$(850)	$(1,038)	$(964)	$(986)	$(987)	$(1,026)	$(1,066)	$(1,123)
Other income (expenses)	$(867)	$132	$62	$481	$54	$24	$16	$17
Income (loss) before income taxes and noncontrolling interest In subsidiaries	$664	$6,548	$3,584	$(141)	$3,223	$2,741	$4,378	$(764)
Provision for (benefit from) income taxes	$(758)	$2,869	$1,549	$(49)	$(8,872)	$1,573	$1,983	$200
Net Income (loss) attributable to Multiband Corporation and Subsidiaries	$1,422	$3,679	$2,035	$(92)	$12,095	$1,168	$2,395	$(964)
Income (loss) attributable to common stockholders	$1,364	$3,609	$1,757	$(473)	$11,747	$760	$2,044	$(1,345)
Income (loss) per common share attributable to common stockholders – basic	$0.06	$0.17	$0.12	$(0.05)	$1.14	$0.08	$0.21	$(0.14)
Income (loss) per common share attributable to common stockholders – diluted	$0.06	$0.16	$0.10	$(0.05)	$0.73	$0.06	$0.15	$(0.14)
Weighted average shares outstanding – basic	21,600	21,595	14,210	10,449	10,275	10,084	9,912	9,791
Weighted average shares outstanding – diluted	23,100	23,047	19,313	10,449	16,539	15,227	15,040	9,791

Liquidity and Capital Resources (in thousands, except shares and per share amounts)

Year Ended December 31, 2011

During the years ended December 31, 2011 and 2010, the Company recorded a net income of $7,044 and $14,694, respectively. Net cash provided by operations in 2011 was $21,077 as compared to $11,745 in 2010.  Principal payments on current long-term debt, short-term debt, short-term debt to a related party and capital lease obligations over the next 12 months are expected to total $5,717.

Cash and cash equivalents totaled $18,169 at December 31, 2011 versus $1,204 at December 31, 2010.  Working capital at December 31, 2011 was $7,463 as compared to a deficit $10,374 at December 31, 2010. The Company’s cash balance and working capital position has been bolstered by the cash flow provided by operations as well as the net proceeds received by the Company from the common stock public offering on June 1, 2011 of $16,176.

Net cash used by investing activities totaled $6,773 for the year ended December 31, 2011, compared to $1,341 for the year ended December 31, 2010, related to property and equipment acquisitions, the acquisition of subsidiaries and the purchase of available for sale securities.

Net cash from financing activities totaled $2,661 for the year ended December 31, 2011, compared to net cash used by financing activities of $11,440 for the year ended December 31, 2010. In June 2011, the Company completed a public offering of 12,880,000 shares of its common stock, in which the Company sold 5,974,932 shares and DTHC sold 6,905,068 shares at a price of $3.00 per share. The Company received net proceeds of approximately $16,176 after deducting offering expenses, underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares by DTHC. The net proceeds received were used in part to redeem the shares of Series E preferred stock of $1,950 and to repay $10,037 of short-term debt.

In 2012, the Company intends to focus on maintaining profitability in its FS business segment.  With regards to its MDU business segment, the Company believes it can aggressively grow owned subscriber revenues by acquiring new rights of entry agreements, increasing marketing and customer penetrations of previously built out properties and by acquiring existing subscribers from other operators.  In addition, the Company believes it can increase managed subscriber revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network. In the EE&C segment, the Company expects to see improvements in operating results as: (i) a concentrated focus on the selling process results in increased bid activity which should result in increased revenues; (ii) governmental grants for alternate energy projects are extended to promote growth in wind projects; and (iii) 3G to 4G tower conversions increase based on the demand for higher capacity mobile infrastructure.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued profitability in the Company’s FS segment.
2.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.
3.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.
4.	Expand call center support with sales of call center services to both existing and future system operators.
5.	Solicit additional equity investment in the Company by issuing either preferred or common stock for general corporate purposes.
6.	Improve profitability in newly diversified business segments.

The Company, as of December 31, 2011, needs to continue to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations.  Since the Company acquired significant assets in its purchase of 100% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets.  Management believes that through a combination of leveraging assets, its cash on hand, greater expense control, recent positive operating income, and potential sales of common and/or preferred stock, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

As of December 31, 2011, we had a backlog of unfilled orders of approximately $1,817 compared to approximately $0 million at December 31, 2010. The Company’s acquisition of SE and MW in September 2011, accounted for all of this increase. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Impairment of Long-Lived Assets

The Company's long-lived assets include property, equipment, leasehold improvements, which are subject to depreciation and intangibles, which are subject to amortization.  At December 31, 2011, the Company had net property and equipment of $6,304 which represents approximately 4.5% of the Company's total assets.  At December 31, 2011, the Company had net intangibles of $14,597 which represented approximately 10.3% of the Company’s total assets (see Note 1).  The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying amount of a long-lived asset exceeds its fair value, an impairment loss is incurred. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For the FS and EE&C segments, the income approach was used to measure fair value for those long-lived assets.  The income approach was based on the present value of five years of discounted cash flows.  For the MDU segment, the market approach was used which included considering market values from comparable transactions to measure fair value of those long-lived assets.  Comparable transactions were identified based on their similarities to the reporting unit with similar features including the age of equipment and length of ROE contracts. In 2010, the Company recorded impairment charges of $135, in the MDU segment related to two partially completed projects.  The owners of the MDU properties are in financial distress and the build-outs may never be completed. The Company estimated that the full value of the work in process as of December 31, 2010 may not be recognized and so an impairment charge was recorded against the value of the work in process. In 2010, the Company did not record any impairment to long-lived assets related to the FS segment. The EE&C segment did not exist in 2010.  There was no impairment recorded for any of the segments at December 31, 2009.

Impairment of Goodwill

In accordance with Accounting Standards Code (ASC) Topic No. 350, Intangibles-Goodwill and Other, goodwill and intangible assets without a defined life shall not be amortized over a defined period, but instead must be tested for impairment at least annually.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an entity below its carrying value.  The goodwill impairment test is a two-step impairment test.  In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance.  Significant differences between these estimates and actual results could result in future impairment charges and could materially affect the Company’s future financial results.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets and liabilities.  Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses, which amounts to $37,796 as of December 31, 2011, may be impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  During the year ended December 31, 2011, the Company recorded an impairment charge of $246 on the goodwill related to the subsidiary, Security, because in November 2011, the contract to install home security systems was terminated with a third party. During the year ended December 31, 2010, the Company recorded an impairment charge of $25 on the goodwill related to the US Install purchase.  During the year ended December 31, 2009, the Company did not record any impairment related to goodwill.

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

During 2011, the Company was self-insured in most states for workers’ compensation claims up to $100 plus administrative expenses, for each occurrence. During 2010, the Company was self-insured for workers’ compensation claims up to $250 plus administrative expenses, for each occurrence.  During 2009, in certain states, the Company was self-insured for workers’ compensation liability claims up to $100, plus administrative expenses, for each occurrence since February 1, 2009.

The Company is self-insured for health insurance covering the range of liability up to $275 per claim.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.

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

Income Taxes

The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income.  The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes for these amounts that are more likely than not, unable to be realized. In 2011, the Company determined it was able to release a previously established valuation allowance against the deferred tax asset related to non-cash compensation in the amount of $900. During 2010, based on the Company’s assessment of all available evidence, including previous years’ income, estimates of future profitability, and the overall prospects of future business, the Company determined that they would will be able to realize a portion of the deferred tax assets in the future, and as a result recorded $5,116 of income tax benefit for the year ended December 31, 2010, which included a $12,400 release of the valuation allowance.  Based on existing contracts, the Company used a discounted projection of its revenue and expenses over a five year period which approximated the remaining life of our HSP contract with DIRECTV including the one year renewal term, to determine the level of existing net operating loss carryforwards it would be able to offset against taxable income in those periods. The Company also analyzed its other deferred tax assets and liabilities outstanding at December 31, 2010.  A portion of the valuation allowance was removed for the amount projected to reverse. As of December 31, 2009, the Company believed it was more likely than not that it would be unable to fully utilize the deferred tax assets. Accordingly, a full valuation allowance against its deferred tax assets was recorded as of that date. At December 31, 2011 and 2010, the valuation allowance was $13,981 and $14,401, respectively.

Disclosures about Contractual Obligations and Commercial Commitments (in thousands)

The following summarizes our contractual obligations at December 31, 2011, and the effect these contractual obligations including interest payments are expected to have on our liquidity and cash flows in future periods:

	Total	1 Year or Less	2-3 Years	4-5 Years	Over 5 Years
Operating leases - buildings	$5,192	$2,007	$2,178	$977	$30
Long-term debt	38,567	9,326	29,214	27	-
Capital leases	644	355	281	8	-
Totals	$44,403	$11,688	$31,673	$1,012	$30

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

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

Impact of Inflation and Changing Prices

Certain components of our business can be negatively impacted by inflation such as self-insured health and workers’ compensation claim costs, fuel expenses and professional services.  Increase price levels generally due to inflationary pressures could have an adverse impact on our results of operations and financial position.

The Company is not subject to any material interest rate risk as the current lending agreements are all at fixed rates of interest.

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

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 17, 2012, the Audit Committee of the Board of Directors of the Company approved on behalf of the Company, the dismissal of their independent registered public accounting firm, Baker Tilly Virchow Krause, LLP, and the engagement of Ernst & Young, LLP, to serve as their new independent registered public accounting firm for 2012. The Board of Directors of the Company ratified the dismissal of Baker Tilly Virchow Krause, LLP, and the engagement of Ernst & Young, LLP, by the Audit Committee on January 17, 2012. The dismissal of Baker Tilly Virchow Krause, LLP, will become effective upon completion of the audit of our consolidated financial statements for the year ended December 31, 2011 and the filing of our Annual Report on Form 10K for fiscal 2011. The engagement of Ernst & Young, LLP as Multiband’s new independent registered public accounting firm will become effective for the 2012 fiscal year. This change in auditors was made after a competitive bidding process and evaluation.

Baker Tilly Virchow Krause, LLP’s reports on the Company’s consolidated financial statements for each of the years ended December 31, 2011 and December 31, 2010 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2011 and December 31, 2010 and the interim period between December 31, 2011 and the date of this Form 10-K, there were no disagreements between Multiband and Baker Tilly Virchow Krause, LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Baker Tilly Virchow Krause, LLP’s satisfaction, would have caused Baker Tilly Virchow Krause, LLP, to make reference to the subject matter of the disagreement in connection with its report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Multiband has provided Baker Tilly Virchow Krause, LLP with a copy of the foregoing disclosures. A copy of Baker Tilly Virchow Krause, LLP’s letter, dated January 19, 2012, stating its agreement with the above statements which is incorporated by reference to Exhibit 16.1 to the Company’s Registration Statement on 8-K, filed January 17, 2012.

During the years ended December 31, 2011 and December 31, 2010 and through the date of this Form 10-K, neither Multiband nor anyone acting on their behalf consulted Ernst & Young, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Multiband’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Item 9A

Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all instances of fraud, if any, have been detected.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”).  Based upon this evaluation, management concluded that the Company’s internal control was effective as of December 31, 2011.

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

None.

PART III

Item 10

Directors, Executive Officers, and Corporate Governance

Listed below is certain information concerning the Company’s board of directors and executive officers as of December 31, 2011.  Each director is elected for a term of one year.  Yearly elections are held at the annual meeting.

Name	Age	Position	Director Since
James L. Mandel	55	Chief Executive Officer and Director	1998
Steven M. Bell	52	General Counsel, Chief Financial Officer and Director	1994
Frank Bennett	55	Director	2002
Jonathan Dodge	64	Director	1997
Eugene Harris	47	Director	2004
Donald Miller	71	Chairman of the Board of Directors	2001
Peter A. Pitsch	59	Director	2011

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

Steven M. Bell was General Counsel of Multiband from June 1985 through October 1994, at which time he also became Chief Financial Officer. He is a graduate of the University of Minnesota and William Mitchell College of Law. Among other attributes, skills and qualifications, the Board believes that Mr. Bell is qualified to serve as a Director based on his extensive service to Multiband as its General Counsel, Chief Financial Officer and as a Director, and his unique experience and knowledge of Multiband’s history, operations, and industry. Mr. Bell also brings significant financial and legal expertise to the Board.

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

Jonathan Dodge has been a Director of Multiband since 1997 and is a member of the Compensation Committee. He is a senior partner at Brunberg, Blatt and Company, an accounting firm. Previously, he was a partner with McGladrey and Pullen, an accounting firm, and Dodge & Fox C.P.A. Mr. Dodge is a member of the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants for which he has served on the ethics and the tax conference committees. He serves on four other boards in the Minneapolis-Saint Paul area. Among other attributes, skills and qualifications, the Board believes that Mr. Dodge is qualified to serve as a Director based on his financial expertise as a certified public accountant, including his thorough understanding of financial statements, corporate accounting and finance, financial reporting and internal controls. The Board also believes that Mr. Dodge is qualified to serve on the Compensation Committee based on his lengthy business experience and service on Multiband’s Board and on other, private company boards.

Eugene Harris has been a Director of Multiband since April 2004 and is Chairman of the Compensation Committee and a member of the Audit and Nominating Committees. He is the Managing Member of Step Change Advisors, LLC, a portfolio management and financial consulting company.  Prior to forming Step Change Advisors, LLC, Mr. Harris was Chief Operating Officer of Fulcrum Securities and President of Fulcrum Advisory Services. Mr. Harris joined Fulcrum in 2007 after spending four years at Flagstone Securities. Mr. Harris joined Flagstone after 10 years as the majority shareholder of Eidelman, Finger, Harris & Co., a registered investment advisor. Prior to joining Eidelman, Finger, Harris & Co., Mr. Harris held positions in general management and new business development for the Monsanto Company, an agricultural products company, from 1990 to 1994. He also was an Associate Consultant with Bain and Co. from 1986 to 1988. He is a Chartered Financial Analyst and is a member of the Financial Analysts Federation. In addition to Multiband, Mr. Harris serves on the Board of Directors of the Business Bank of St. Louis and eTab. Among other attributes, skills and qualifications, the Board believes that Mr. Harris is qualified to serve as a Director and as a member of the Audit Committee and to chair the Compensation Committee based on his financial expertise. The Board also believes that Mr. Harris is qualified to serve on the Nominating Committee based on the significant management and operational experience gained throughout his career across a range of industries, and through his service on Multiband’s Board and on other, private company boards.

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

Peter K. Pitsch is the Executive Director of Communications Policy and Associate General Counsel for Intel Corporation. He is responsible for coordination of Intel’s global telecommunications policies. Prior to joining Intel, Pitsch was the president of Pitsch Communications from 1989 to 1998 which represented telecommunications clients before the FCC and Congress. Pitsch was the Chief of Staff to the Chairman of the Federal Communications Commission from 1987 to 1989 and Chief of FCC’s Office of Plans and Policy from 1981 to 1987. He was a senior attorney at Montgomery Ward, Inc. from 1979 to 1981. Prior to that, he worked for three years as an attorney at the Federal Trade Commission including as attorney-advisor to FTC Commissioner Calvin Collier. Mr. Pitsch received a B.A. in Economics from the University of Chicago in 1973 and his J.D. from Georgetown University Law Center in 1976. He is a member of the District of Columbia Bar, the Virginia State Bar, and the Federal Communications Bar Association. We have agreed to elect Peter Pitsch, a designee of DirecTECH Holding Co, Inc. (DTHC), as a member of our board of directors and such designee shall remain until both: i) a promissory note owed to DTHC is repaid in full; and (ii) DTHC’s beneficial ownership is reduced to less than 10%, which occurred effective June 1, 2011.

The Company knows of no arrangements or understandings between a director and any other person pursuant to which any person has been selected as a director. There is no family relationship between any of the directors or executive officers of the Company.

Senior Management

Henry Block has been the Vice President of Marketing since January 2008. He served as President of Michigan Microtech, Inc., a former subsidiary of DirecTECH Holding Company, Inc. from 1980 to 2005. Mr. Block continues to serve on the Board of Directors of DirecTECH Holding Company, Inc.

Dave Ekman is the Chief Information Officer of Multiband. He founded a computer company in 1981 that subsequently merged with Vicom, Incorporated, Multiband’s predecessor, in November 1999. Mr. Ekman has 30 years of experience in voice & data technologies including starting a commercial ISP company in 1994. He serves on the Board of Trustees of the North Dakota State University Development Foundation.

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

Tom Beaudreau is the President of the MDU Division for Multiband.  Mr. Beaudreau joined Multiband in 2008 as the Chief Analytical Officer.  Prior to joining Multiband, he was the Chief Executive Officer of DirecTECH Holding Company, Inc.  Mr. Beaudreau has over 25 years of experience in the cable and satellite industry and has served on the Board of Directors for DirecTECH Holding Company, Inc. and the Satellite Broadcasting and Communications Association.

Board of Directors and its Committees

The Board of Directors met four times in 2011.  As permitted by Minnesota Law, the Board of Directors also acted from time to time during 2011 by unanimous written consent in lieu of conducting formal meetings.  Last year, there were five such actions and accompanying board resolutions passed.  The Board has designated an audit committee consisting of Eugene Harris, Donald Miller and Frank Bennett.  The Board also designated a Compensation committee consisting of Jonathan Dodge, Eugene Harris, and Donald Miller.  Frank Bennett, Eugene Harris and Peter Pitsch were also designated to the nominating committee. Frank Bennett is the chairman of the audit and nominating committees. Eugene Harris is the chairman of the compensation committee.

To the best of the Company’s knowledge, none of the Company’s directors have been involved with any legal proceedings brought by the government or private individuals during the past ten years that involve allegation of securities law violations or other fraud.

Diversity

The Company has no formal board diversity policy at present.  The Company’s nominating committee, in assessing candidates for potential board membership, does examine whether those candidates have particular skill sets or elements in their background that would raise the board’s overall level of expertise and enhance the furtherment of the Company’s business plans and objectives. There has been no change to the nomination procedures during 2011.

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

Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  Seven of our directors attended our Annual Meeting in 2011.

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

Our audit committee has a formal charter which is available and can be reviewed on the Company’s website.

Our Audit Committee met three times during 2011.  As previously reported, the Company determined that Mr. Dodge no longer met the “independence” requirements under NASDAQ Rule 5605(c)(2) for serving as an audit committee member of the Company. After the internal review and effective April 25, 2011, Jon Dodge resigned from the Company’s audit committee and effective the same date, the Company’s independent board members appointed Eugene Harris, Multiband director, as an audit committee member.  The Audit Committee is comprised entirely of individuals who meet the independence and financial literacy requirements of NASDAQ listing standards.  Our Board has determined that all three members, Eugene Harris, Donald Miller, and Frank Bennett qualify as an "audit committee financial expert" and each is independent from management as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933, as amended.  The Company acknowledges that the designation of the members of the audit committee as financial experts does not impose on them any duties, obligations or liability that are greater than the duties, obligations and liability imposed on them as a member of the audit committee and the Board of Directors in the absence of such designation.

Report of the Audit Committee

March 21, 2012

To the Board of Directors of Multiband Corporation:

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices of the Company.  During the year ended December 31, 2011, the committee met three times, and Frank Bennett, as the Audit Committee chair and representative of the Audit Committee, discussed the interim financial information contained in quarterly and annual filings on Forms 10Q and 10K, respectively, with the Company’s Chief Financial Officer and the Company’s independent registered public accounting firm prior to public release.

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

The audit committee discussed and reviewed with the Company’s independent registered public accounting firm all communications required by Standards of the Public Company Accounting Oversight Board and, both with and without management present, discussed and reviewed the results of the independent registered public accounting firms’ examination of the Company’s consolidated financial statements.  The audit committee reviewed the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2011 with management and the independent registered public accounting firm.  Management has the responsibility for the preparation of the Company’s consolidated financial statements and the Company’s independent registered public accounting firm has the responsibility for the examination of those statements.

Based on the review referred to above and discussions with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the Securities and Exchange Commission.  The Audit Committee also recommended a new independent registered public accounting firm, subject to shareholder approval, and the Board of Directors concurred in such recommendation.

THE AUDIT COMMITTEE

Frank Bennett, Chairman
Eugene Harris
Donald Miller

Nominating Committee

The Nominating Committee consists of Frank Bennett, Eugene Harris and Peter Pitsch.  The Nominating Committee's duties include adopting criteria for recommending candidates for election or re-election to our Board and its committees, considering issues and making recommendations considering the size and composition of our Board.  The Nominating Committee will also consider nominees for Director suggested by shareholders in written submissions to the Company's Secretary.

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

Code of Ethics for Senior Financial Management

Our Code of Ethics for Senior Financial Management applies to all of our executive officers, including our Chief Executive Officer and our Chief Financial Officer, and meets the requirements of the Securities and Exchange Commission. We have posted our Code of Ethics for Senior Financial Management on our website at www.multibandusa.com .  We intend to disclose any amendments to and any waivers from a provision of our Code of Ethics for Senior Financial Management on our website within four business days following the amendment or waiver or disclosed in an 8-K filing.

Compensation Discussion and Analysis

Our compensation committee:

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

At the beginning of each year, certain performance objectives are set by the compensation committee for management.  2011 corporate objectives included goals based on subscriber sales and certain financial metrics.  By year end, the compensation committee reviews the performance of the Company against the corporate objectives and reviews the performance of each executive officer against their individual objectives.  Based upon results achieved, the executive officers may receive part or all of a targeted bonus award.

Our compensation committee met three times during 2011.  The compensation committee is comprised entirely of non-employee Directors who meet the independence requirements of the NASDAQ listing standards.  The compensation committee is comprised of Jonathan Dodge, Eugene Harris, and Donald Miller.

Item 11

Executive and Director Compensation

Summary Compensation Tables (in thousands)

The following table sets forth certain information relating to the remuneration paid by the Company to its executive officers whose aggregate cash and cash-equivalent remuneration approximated or exceeded $100 during the Company’s fiscal years ended December 31, 2011, 2010 and 2009.

Name and principal position	Year	Salary	Bonus	Stock awards	(1) Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other Compensation	Total
	2011	$514	$268	$175	$344	$-	$-	$8	$1,309
James Mandel	2010	450	155	397	207	-	-	12	1,221
Chief Executive Officer	2009	395	230	-	125	-	-	12	762

	2011	315	150	-	-	-	-	12	477
Steven Bell	2010	315	150	-	-	-	-	12	477
Chief Financial Officer	2009	311	100	-	68	-	-	12	491

Henry Block	2011	334	-	-	-	-	-	1	335
Vice President of	2010	341	-	-	34	-	-	2	377
Marketing	2009	338	-	-	-	-	-	-	338

	2011	185	13	-	-	-	-	7	205
Dave Ekman	2010	185	30	-	67	-	-	7	289
Chief Information Officer	2009	158	13	-	-	-	-	5	176

	2011	192	45	-	-	-	-	2	239
Kent Whitney	2010	158	27	-	135	-	-	2	322
Chief Operating Officer	2009	136	25	-	-	-	-	-	161

	2011	256	30	-	-	-	-	11	297
Tom Beaudreau	2010	256	25	-	197	-	-	11	489
President MDU Division	2009	258	25	-	-	-	-	11	294

(1)	The amounts in this column are calculated based on the fair value of the option awards granted during 2011, 2010 and 2009.

DIRECTOR COMPENSATION (in thousands)

Outside Directors were each paid an annual cash fee in lieu of restricted stock of $31, an annual retainer varying from $30 to $50, annual chair meeting fees of $8, $5 and $5 for audit, compensation and nominating meeting chairs, respectively and non-chair per meeting fees of $1 per meeting, for all committees in 2011, or their prorated earned portion herewith.  Awards or options to Directors are determined by the Board's Compensation Committee.  Each Director is entitled to reimbursement for his reasonable out of pocket expenses incurred in relation to travel to and from board meetings.

Name	Fees earned or paid in cash	Stock awards	(1) Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	(2) All other compensation	Total
F Bennett	$50	$31	$31	$-	$-	$-	$112
J Dodge	41	31	31	-	-	-	103
E Harris	48	31	31	-	-	2	112
D Miller	61	31	31	-	-	2	125
P Pitsch (3)	4	-	-	-	-	-	4

(1)	The amounts in this column are calculated based on fair value and equal the financial statement compensation expense as reported in our 2011 consolidated statement of operations for the fiscal year. Total board of directors options outstanding at December 31, 2011 are 356,620.
(2)	Represents payment of expenses incurred in conjunction with attending board meetings.
(3)	Peter Pitsch became a director on August 17, 2011 therefore was only paid a prorated portion of the fees.

Director Independence

The Board has determined that a majority of its members are “independent” as defined by the listing standards of the NASDAQ Stock Market.  The independent Directors are Messrs. Frank Bennett, Jonathan Dodge, Eugene Harris, Donald Miller and Peter Pitsch.  Both Messrs. Bennett and Harris have extensive backgrounds in investment banking, finance and raising capital.   They have been valuable to the Company in consulting with management as to how to structure various debt and equity offerings.  Mr. Miller was CFO for a large private company and provides input to the Company with regards to its financial and management reporting.  Mr. Dodge has extensive experience in the tax field and assists the Company on an ongoing basis with answering various tax questions and suggesting various tax strategies. Mr Pitsch has extensive experience in the communications industry and keeps the Company informed with regards to various regulatory trends affecting the industry.

2011 Grants of Plan-Based Awards (in thousands, except shares and per share amounts)

The following table sets forth information on grants of plan-based awards in 2011 to the named executive officers.

			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other	All Other	Exercise or	Grant Date Fair Value of Stock
Name	Grant Date		Threshold (#)	Target (#)	Maximum (#)	Stock Awards (#)	Option Awards (#)	base price of award ($/sh)	and Option Awards ($)
James L. Mandel	1/4/11	(1)	64,338	64,338	64,338	-	-	$-	$175
	1/4/11	(2)	92,234	92,234	92,234	-	-	2.72	169
	1/4/11	(3)	87,000	87,000	87,000	-	-	2.72	175

(1)	The base price of this restricted stock grant is $2.72.
(2)	The exercise price of these stock options is $2.72 with a grant date fair value of $1.8323 per share based on the Black-Scholes option pricing model.
(3)	The exercise price of these stock options is $2.72 with a grant date fair value of $2.0115 per share based on the Black-Scholes option pricing model.

Narrative to Summary Compensation Table and 2011 Grants of Plan-Based Awards Table

See the Compensation Discussion and Analysis, as well as the Employment Agreement and Other Compensation and Long-Term Incentive Plans Summaries for a complete description of compensation elements pursuant to which the amounts listed under the Summary Compensation Table and 2011 Grants of Plan-Based Awards Table were paid or awarded and the criteria for such payments.

Stock Option Grants During 2011 and 2010 (in thousands, except for shares and per share amounts)

The following table provides information regarding stock options granted during fiscal 2011 and 2010 to the named executive officers in the Summary Compensation Table.

		Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Year	Granted (#)	Year (%)	($/Share)	Date	5%	10%
James L. Mandel	2011	92,234	37.0	$2.72	1/4/18	$102	$238
	2011	87,000	34.9	2.72	1/4/18	96	225
	2010	84,375	4.3	2.00	1/5/17	69	160
	2010	59,211	3.0	1.90	2/10/17	49	107

Steven M. Bell	2011	-	-	-	-	-	-
	2010	-	-	-	-	-	-

David Ekman	2011	-	-	-	-	-	-
	2010	50,000	2.6	1.85	4/1/17	38	88

Henry Block	2011	-	-	-	-	-	-
	2010	25,000	1.3	1.85	4/1/17	19	44

Kent Whitney	2011	-	-	-	-	-	-
	2010	100,000	5.1	1.85	4/1/17	75	176

Tom Beaudreau	2011	-	-	-	-	-	-
	2010	100,000	5.1	1.85	4/1/17	75	176
	2010	50,000	2.6	1.70	5/3/17	35	84

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

Outstanding Equity Awards at Fiscal Year-End (in thousands, except shares and per share amounts)

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2011.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven M. Bell	10,000	(1)	-	-	$5.50	1/8/13	-	$-	-	$-
	5,000	(2)	-	-	9.45	4/23/14	-	-	-	-
	10,000	(3)	-	-	7.25	6/18/14	-	-	-	-
	80,000	(4)	-	-	7.35	1/16/15	-	-	-	-
	37,500	(5)	-	37,500	1.25	1/2/16	-	-	-	-

David Ekman	40,000	(6)	-	-	6.75	4/27/15	-	-	-	-
	16,666	(7)		33,334	1.85	4/1/17	-	-	-	-

James L. Mandel	60,000	(8)	-	-	7.50	1/8/13	-	-	-	-
	20,000	(9)	-	-	7.25	6/18/14	-	-	-	-
	120,000	(10)	-	-	7.35	1/6/15	-	-	-	-
	69,250	(11)	-	69,250	1.25	1/2/16	-	-	-	-
	21,094	(12)	-	63,281	2.00	1/5/17	-	-	-	-
	-	(13)	-	-			56,250	113	28,125	56
	-	(14)	-	-			120,000	228	-	-
	59,211	(15)	-	-	1.90	2/10/17	-	-	-	-
	-	(16)	-	-			21,446	58	42,892	117
	92,234	(17)	-	-		1/4/18	-	-	-	-
	-	(18)	-	87,000		1/4/18	-	-	-	-

Henry Block	-	(19)	-	16,667	1.85	4/1/17	-	-	-	-

Kent Whitney	33,333	(20)	-	66,667	1.85	4/1/17	-	-	-	-
Tom Beaudreau	33,333	(21)	-	66,667	1.85	4/1/17	-	-	-	-
	16,666	(22)	-	33,334	1.70	5/3/17	-	-	-	-

(1)	The stock option was granted January 8, 2003 and is fully vested.

(2)	The stock option was granted April 23, 2004 and is fully vested.

(3)	The stock option was granted June 18, 2004 and is fully vested.

(4)	The stock option was granted January 6, 2005 and is fully vested.

(5)	The stock option was granted January 2, 2009 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/4 on the first anniversary of the grant, 1/4 on the second anniversary of the grant, 1/4 on the third anniversary of the grant, and the remainder on the fourth anniversary of the grant.

(6)	The stock option was granted April 27, 2005 and is fully vested.

(7)	The stock option was granted April 1, 2010 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/3 on the first anniversary of the grant, 1/3 on the second anniversary of the grant, and the remainder on the third anniversary of the grant.

(8)	The stock option was granted January 8, 2003 and is fully vested.

(9)	The stock option was granted June 18, 2004 and is fully vested.

(10)	The stock option was granted January 6, 2005 and is fully vested.

(11)	The stock option was granted January 2, 2009 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/4 on the first anniversary of the grant, 1/4 on the second anniversary of the grant, 1/4 on the third anniversary of the grant, and the remainder on the fourth anniversary of the grant.

(12)	The stock option was granted January 5, 2010 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/4 on the first anniversary of the grant, 1/4 on the second anniversary of the grant, 1/4 on the third anniversary of the grant, and the remainder on the fourth anniversary of the grant.

(13)	The restricted stock grant was granted January 5, 2010 and is subject to the continued service of the executive officer, the restricted stock grant shall vest 100% on the third anniversary of the grant.

(14)	The restricted stock grant was granted January 11, 2010 and is subject to the continued service of the executive officer, the restricted stock grant shall vest 100% on the second anniversary of the grant.

(15)	The stock option was granted February 10, 2010 and is fully vested.

(16)	The restricted stock grant was issued January 4, 2011 and is subject to the continued service of the executive officer, the restricted stock grant shall vest 100% on the third anniversary of the grant.

(17)	The stock option was granted January 4, 2011 and is fully vested.

(18)	The stock option was granted January 4, 2011 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/4 on the first anniversary of the grant, 1/4 on the second anniversary of the grant, 1/4 on the third anniversary of the grant, and the remainder on the fourth anniversary of the grant.

(19)	The stock option was granted April 1, 2010 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/3 on the first anniversary of the grant, 1/3 on the second anniversary of the grant, and the remainder on the third anniversary of the grant.

(20)	The stock option was granted April 1, 2010 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/3 on the first anniversary of the grant, 1/3 on the second anniversary of the grant, and the remainder on the third anniversary of the grant.

(21)	The stock option was granted April 1, 2010 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/3 on the first anniversary of the grant, 1/3 on the second anniversary of the grant, and the remainder on the third anniversary of the grant.

(22)	The stock option was granted May 3, 2010 and is subject to the continued service of the executive officer, the option shall vest with respect to 1/3 on the first anniversary of the grant, 1/3 on the second anniversary of the grant, and the remainder on the third anniversary of the grant.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James L. Mandel	12,500	$27,750	-	$-
Henry Block	8,333	22,916	-	-

(1)	The value realized upon exercised of stock options reflects the difference between the price of a share of our common stock on the date of exercise and the exercise price of the stock option.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,869,556	$2.81	17,130,444
Equity compensation plans not approved by security holders (1)	-	-	-
TOTAL	2,869,556	$2.81	17,130,444
(1)	The Company’s Board has the authority to grant options and warrants to purchase shares of the Company’s common stock outside of any equity compensation plans approved by security holders.

Employment Agreements and Other Compensation and Long-Term Incentive Plans (in thousands)

The Company has no deferred compensation plans or long-term incentive plans and issued no long-term incentive awards during 2011.

The Company entered into employment agreements with Mr. Mandel on April 25, 2011, and Mr. Bell on April 12, 2011, which provide for annual compensation and the receipt of certain payments and benefits upon particular termination events or change in control. In addition, the employment agreements have initial terms ending December 31, 2014 and automatically renew for successive 12-month terms unless terminated by either party. Pursuant to Mr. Mandel’s employment agreement, he is entitled to a base salary of $525, which amount increases during the term of the agreement, a $300 signing bonus, and incentive awards pursuant to our incentive compensation plan, contingent on Mr. Mandel meeting certain annual objectives agreed to by him and the Compensation Committee. Pursuant to Mr. Bell’s employment agreement, he is entitled to a base salary of not less than $315, or a higher annual rate if approved by the Chief Executive Officer, a $100 retention bonus, and incentive awards pursuant to our incentive compensation plan, contingent on Mr. Bell meeting certain annual objectives established by the Chief Executive Officer. Pursuant to the employment agreements, in the event that either executive is terminated without cause by us, the executive will receive severance pay in the form of salary continuation of his then base salary from the termination date through the lesser of 36 months or the remaining term of the executive’s employment agreement. Pursuant to the employment agreements, in the event that a change of control leads to either executive’s termination, all deferred or other compensation due to him under the agreement, including without limitation severance pay, stock options, stock grants, incentive awards, and cash bonuses, will become immediately due and payable and all stock options and grants will accelerate in vesting and will vest in full.

The Company has also entered into an employment agreement with Mr. Henry Block, Vice President of Marketing, on January 1, 2009, which has a term ending December 31, 2013, that provides for annual compensation with a base salary of $325, and a cash bonus, which is determined by the executive compensation committee of the board of directors.

In addition, the Company has entered into an employment agreement with Mr. Tom Beaudreau, President MDU Division, on December 1, 2011, which has a term ending December 1, 2012 and provides for annual compensation with a base salary of $250, and a performance bonus of up to 50% of his base salary.

The Company maintains key man life insurance policies on the lives of James Mandel and Steven Bell in the amounts of $5,000 and $3,000, respectively.  The Company is the beneficiary of these policies.  The Company also maintains a key man life insurance policy in the amount of $1,000 on the life of Steven Bell.  The Company is the beneficiary of this policy and has adopted a plan to pay fifty percent of all life insurance proceeds to the spouse or surviving children of Mr. Bell.

Report of the Compensation Committee

March 30, 2012

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

Compensation Committee Interlocks and Insider Participation

During 2011, the Compensation Committee was composed of Mr. Harris, Chairman, Mr. Dodge and Mr. Miller.  None of the Company’s executive officers served during the year ended December 31, 2011 as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our Board of Directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to provide us with copies of all Section 16(a) reports that they file. Based solely upon a review these reports and written representations from our directors and executive officers, we believe that our directors, executive officers and 10% owners, other than DTHC, complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2011.

Item 12

Security Ownership of Certain Beneficial Owners and Management

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth certain information with respect to the beneficial ownership of our outstanding common stock as of March 15, 2011, by (i) each of our executive officers; (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each of those known by us to be beneficial owners of more than 5% of our common stock.  Beneficial ownership means sole or shared voting power or investment power with respect to a security.  We have been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.  To our knowledge, none of the shares reported below are pledged as security.

The table also includes 45,030 shares subject to equity grants made to directors and executive office in January 2012.  Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 15, 2012 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise indicated, the information in the table does not include any stock options and/or warrants outstanding that cannot be exercised within 60 days of March 15, 2012.

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

On March 15, 2012, the Company had 21,797,410 shares of common stock issued and outstanding.

Name	Number of Shares Beneficially Owned		Percent of Common Shares Outstanding
Executive Officers and Directors
Steven M. Bell	279,563	(1)	1.27%
Frank Bennett	427,766	(2)	1.95
Jonathan Dodge	127,721	(3)	*
Eugene Harris	212,072	(4)	*
James L. Mandel	813,340	(5)	3.61
Donald Miller	364,642	(6)	1.66
Peter Pitsch	24,077	(7)	*
David Ekman	437,250	(8)	2.00
Henry Block	16,666	(9)	*
Kent Whitney	162,166	(10)	*
Tom Beaudreau	99,999	(11)	*
All directors and officers as a group (11 persons)	2,965,262	(12)	13.60

5% Shareholders

Trellus Management Company, LLC 350 Madison Avenue, 9th Floor New York, NY 10022	1,253,400	(14)	5.80
Wellington Management Company, LLP and affiliates 280 Congress Street Boston, MA 02210	2,253,400	(13)	10.43
J. Carlo Canell P.O. Box 3459 Jackson, WY 83001	1,151,752	(15)	5.30

*	Indicates ownership of less than 1%.

(1)	Includes vested options to acquire 161,350 shares of common stock. Mr. Bell's beneficial ownership does include 6,250 shares of common stock owned by his spouse as to which Mr. Bell disclaims beneficial ownership.

(2)	Includes warrants and vested options to purchase 132,475 shares of common stock.

(3)	Includes vested options to acquire 89,626 shares of common stock.

(4)	Includes warrants and vested options to purchase 105,927 shares of common stock.

(5)	Includes vested options to purchase 646,073 shares of common stock.

(6)	Includes warrants and vested options to purchase 132,026 shares of common stock.

(7)	Includes vested options to acquire 15,071 shares of common stock

(8)	Includes vested options to purchase 73,433 shares of common stock and 109,000 Series C Preferred Shares convertible into 43,600 shares of common stock.

(9)	Includes vested options to acquire 16,666 shares of common stock

(10)	Includes vested options to acquire 66,666 shares of common stock

(11)	Includes vested options to acquire 99,999 shares of common stock

(12)	See footnotes 1 through 11 above.

(13)	Information based on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2012.

(14)	Information based on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2012.

(15)	Information based on Schedule 13G filed with the Securities and Exchange Commission on February 2, 2012.

Item 13

Certain Relationships and Related Transactions, and Director Independence

The Board has determined that a majority of its members are “independent” as defined by the listing standards of the NASDAQ Stock Market.  The independent Directors are Messrs. Frank Bennett, Jonathan Dodge, Eugene Harris, Donald Miller and Peter Pitsch.

Multiband and its subsidiaries lease principal offices located at 2000 44th Street SW, Fargo, ND 58013.  The Fargo base rate is $18 per month.  The Fargo property is owned in part by David Ekman.

NC leases warehouse space in Wyoming, MI.  Lease payments amount to $4 per month plus expenses, expiring in December 2013.  The property is owned in part by Henry Block, Vice President of Marketing.

Item 14

Principal Accounting Fees and Services (in thousands)

The Audit Committee of the Company selected Baker Tilly Virchow Krause, LLP, independent registered public accounting firm with offices in Minneapolis, Minnesota, to audit the Company’s consolidated financial statements for the years ended December 31, 2011, 2010 and 2009. The following table details the fees paid to Baker Tilly Virchow Krause, LLP, for the years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees	$318	$327
Audit-Related Fees (1)	37	-
Tax Fees	-	-
Total	$355	$327

(1)	Audit related fees include issuance of consents, procedures and review of Registration Statements on Forms S-1 and Form S-8.

The Company’s Audit committee consists of Frank Bennett, Eugene Harris and Donald Miller. All three are considered audit committee financial experts independent from management. The Company’s current audit committee charter is incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on 8-K, filed June 9, 2004. The audit committee is responsible for engaging the independent registered public accounting firm and fees related to their services.

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

Item 15

Exhibits, Financial Statement Schedules

 1. Financial Statements and Schedules:

Financial Statements and Schedules reference is made to the Index to Consolidated Financial Statements and Supplemental Information on page F-1 for a list of financial statements and supplemental information filed as a part of this Annual Report on Form 10-K.

2. Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between Vicom, Inc. and Enstar Networking Corporation dated December 31, 1998 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, as amended, filed April 7, 2000).

2.2	Agreement and Plan of Merger by and among Vicom, Inc. and Ekman, Inc. dated December 29, 1999 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10, as amended, filed April 7, 2000).

2.3	Asset Purchase Agreement between Vicom Systems LLC, Multiband Corporation and Corporate Technologies USA, Inc. dated effective as of March 31, 2005 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 7, 2005).

3.1	Articles of Incorporation of Multiband Corporation, as amended (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

3.2	Bylaws of Multiband Corporation (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.1	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 8% Class A Cumulative Convertible Preferred Stock and 10% Class B Cumulative Convertible Preferred Stock dated December 9, 1998 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.2	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class C Cumulative Convertible Stock dated June 14, 2000 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.3	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 14% Class D Cumulative Convertible Preferred Stock dated November 17, 2000 (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.4	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 15% Class E Preferred Stock dated September 18, 2002 (as amended on September 29, 2009) (Incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.5	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class F Convertible Preferred Stock dated June 29, 2004 (Incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

4.6	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 8% Class G Convertible Preferred Stock dated September 3, 2004 (as amended on September 20, 2004) (Incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

4.7	Certificate of Designation of the Relative Rights and Preferences of Series H Convertible Preferred Stock dated November 16, 2004 (Incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.8	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock dated February 1, 2005 (Incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.9	Certificate of Designations of Preferences and Rights of Series J Convertible Preferred Stock dated December 14, 2009 (Incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.10	Multiband Secured Promissory Note to DirecTECH Holding Company, Inc. dated January 2, 2008, and Allonge Amendment dated May 27, 2009 (Incorporated herein by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1, as amended, filed May 17, 2011).

4.11	Warrant to Subscribe for and Purchase Common Stock of Multiband Corporation held by Convergent Capital Partners II, L.P. dated May 27, 2009 (Incorporated herein by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

10.1	Debenture by and between Corporate Technologies USA, Inc. and Convergent Capital Partners I, L.P. dated March 9, 2000 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, as amended, filed April 7, 2000).

10.2	First Supplement to Debenture Purchase Agreement by and between Corporate Technologies USA, Inc., and Convergent Capital Partners I, L.P. dated July 11, 2000 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed August 11, 2000).

10.3	Debenture Purchase Agreement by and among Multiband NE Incorporated, Multiband SC Incorporated, Multiband EC Incorporated, Multiband NC Incorporated, Multiband DV Incorporated and Convergent Capital Partners II, L.P. dated May 26, 2009 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 2, 2009).

10.4	Subordination Agreement by and among DirecTECH Holding Company, Inc., Bas Mattingly Master, LLC, Building Blocks Family Trust, LLC, Bernard J. Schafer Trust, LLC and Convergent Capital Partners II, L.P. dated May 27, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended, filed May 17, 2011).

10.5	Registration Rights Agreement by and between Multiband Corporation and Convergent Capital Partners II, L.P. dated May 27, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended, filed May 17, 2011).

10.6	Asset Purchase Agreement between Multiband Corporation and Consolidated Smart Broadband Systems dated October 19, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 24, 2006).

10.7	Asset Purchase Agreement between MDU Communications (USA) Inc. and Multiband Corporation dated July 19, 2007 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed July 25, 2007).

10.8	Supplemental Agreement and Plan of Share Exchange between Multiband Corporation, DirecTECH Holding Company, Inc. and Michigan Microtech, Inc. dated January 25, 2008 (Incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, filed February 12, 2008).

10.9	Stock Purchase Agreement between Multiband Corporation and DirecTECH Holding Company, Inc. dated November 3, 2008 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed November 6, 2008).

10.10	First Amendment to Stock Purchase Agreement by and between Multiband Corporation and DirecTECH Holding Company, Inc. dated December 30, 2008 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed January 2, 2009).

10.11	Registration Rights Agreement between Multiband Corporation and DirecTECH Holding Company, Inc. dated January 2, 2009 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

10.12	Management Rights Agreement between Multiband Corporation and DirecTECH Holding Company, Inc. dated January 2, 2009 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

10.13	Loan and Stock Pledge Agreement between Multiband Corporation and DirecTECH Holding Company, Inc. dated January 2, 2009 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

10.15**	Employment Agreement of James Mandel dated April 25, 2011 (Incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed April 28, 2011).

10.16**	Employment Agreement of Steven Bell dated April 25, 2011 (Incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, filed April 28, 2011).

10.17**	Employment Agreement of J. Basil Mattingly dated October 1, 2004 (Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed January 8, 2009).

10.18**	Amendment to Employment Agreement of J. Basil Mattingly dated December 27, 2007 (Incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed January 8, 2009).

10.19**	1999 Stock Compensation Plan, as amended (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement on Form DEF 14A, filed July 23, 2009).

10.20**	2000 Non-Employee Director Stock Compensation Plan, as amended (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Form DEF 14A, filed July 23, 2009).

10.21	Stock Purchase Agreement between Multiband Corporation and WPCS International Incorporated dated September 1, 2011 (Incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on 8-K, filed September 1, 2011).

10.22* **	Employment Agreement of Henry Block dated October 1, 2004.

10.23* **	Amendment to Employment Agreement of Henry Block dated January 1, 2009.

10.24* **	Employment Agreement of Tom Beaudreau dated December 1, 2011.

16.1	Changes in Registrant’s Certifying Accountant (Incorporated herein by reference to Exhibit 16.1 to the Company’s Registration Statement on 8-K, filed January 17, 2012).

21.1	List of subsidiaries of the Company (Incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

23.1*	Consent of Baker Tilly Virchow Krause, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act – James Mandel

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act – Steven Bell

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 – James Mandel

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – Steven Bell

101***	The following financial information from our Annual Report on Form 10-K for the year ended 2011, filed with the SEC on March 30, 2012, is formatted in eXtensible Business Reporting Language (XBRL): (i) the consolidated balance sheets as of December 31, 2011 and 2010; (ii) the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flow for the each of the three years in the period ended December 31, 2011; and (iii) the Notes to Consolidated Financial Statements (audited).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement.
***	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, additionally the data shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIBAND CORPORATION. Registrant

Date: March 30, 2012	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer

Date: March 30, 2012	By:	/s/ Steven M. Bell
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

MULTIBAND CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors, and Audit Committee

Multiband Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multiband Corporation and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 30, 2012

MULTIBAND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

ASSETS

(in thousands)

	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$18,169	$1,204
Available-for-sale securities (see Note 3)	1,191	2
Accounts receivable, net	28,359	17,223
Other receivable (see Note 18)	-	518
Inventories	14,276	11,066
Costs and estimated earnings in excess of billings on uncompleted contracts	998	-
Prepaid expenses and other	1,351	1,939
Current portion of notes receivable	10	6
Income tax receivable	42	3,133
Deferred tax assets – current	6,862	7,527
Total Current Assets	71,258	42,618
PROPERTY AND EQUIPMENT, NET	6,304	7,177
OTHER ASSETS
Goodwill	37,796	38,042
Intangible assets, net	14,597	17,435
Other receivable – long-term (see Note 18)	14	352
Notes receivable – long-term, net of current portion	18	27
Insurance collateral	8,061	3,749
Other assets	2,420	2,300
Deferred tax assets – long-term	1,134	-
Total Other Assets	64,040	61,905

TOTAL ASSETS	$141,602	$111,700

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

LIABILITIES AND STOCKHOLDERS' EQUITY

(in thousands, except share and liquidation preference amounts)

	2011	2010
CURRENT LIABILITIES
Line of credit	$-	$49
Short-term debt	457	544
Related party debt – short-term	-	165
Current portion of long-term debt, net of original issue discount	4,936	-
Current portion of capital lease obligations	324	444
Accounts payable	32,354	26,997
Billings in excess of costs and estimated earnings on uncompleted contracts	41	-
Accrued liabilities - current	24,113	22,971
Deferred service obligations and revenue	1,570	1,822
Total Current Liabilities	63,795	52,992
LONG-TERM LIABILITIES
Accrued liabilities – long term	5,352	3,697
Long-term debt, net of current portion and original issue discount (see Note 18)	29,229	34,380
Capital lease obligations, net of current portion	274	356
Deferred tax liabilities – long term	-	32
Total Liabilities	98,650	91,457
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (12,696 and 14,171 shares issued and outstanding, $133,308 and $148,796 liquidation preference)	191	213
10% Class C (109,000 and 112,000 shares issued and outstanding, $1,090,000 and $1,120,000 liquidation preference)	1,411	1,453
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (10,000 and 11,595 shares issued and outstanding, $100,000 and $115,950 liquidation preference)	41	48
6% Class H (1.00 and 1.23 shares issued and outstanding, $100,000 and $123,000 liquidation preference)	-	-
8% Class J (0 and 100 shares issued and outstanding, $0 and $10,000,000 liquidation preference)	-	10,000
15% Class E cumulative preferred stock, no par value, (0 and 195,000 shares issued and outstanding, $0 and $1,950,000 liquidation preference)	-	1,950
Common stock, no par value (21,612,380 and 10,305,845 shares issued and outstanding)	66,290	39,311
Stock-based compensation	49,000	47,504
Accumulated other comprehensive income – unrealized gain on available-for-sale securities	-	2
Accumulated deficit	(75,481)	(81,738)
Total Stockholders' Equity	42,952	20,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$141,602	$111,700

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands, except share and per share amounts)

	2011	2010	2009
REVENUES	$300,186	$265,594	$268,994

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	214,559	186,294	207,533
Selling, general and administrative	63,939	57,173	57,778
Depreciation and amortization	6,757	8,298	10,906
Impairment of assets	246	160	-

Total costs and expenses	285,501	251,925	276,217

INCOME (LOSS) FROM OPERATIONS	14,685	13,669	(7,223)

OTHER EXPENSE
Interest expense	(3,838)	(4,202)	(4,104)
Interest income	35	8	19
Proceeds from life insurance	409	-	-
Gain on bargain purchase	166	-	-
Other-than-temporary impairment loss on available-for-sale securities	(1,078)	-	-
Other income	276	103	337

Total other expense	(4,030)	(4,091)	(3,748)

INCOME (LOSS) BEFORE INCOME TAXES AND NONCONTROLLING INTEREST IN SUBSIDIARIES	10,655	9,578	(10,971)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	3,611	(5,116)	406

NET INCOME (LOSS)	7,044	14,694	(11,377)

LESS: NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-	-	(1,727)

NET INCOME (LOSS) ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	7,044	14,694	(9,650)
Preferred stock dividends	787	1,488	370
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,257	$13,206	$(10,020)

INCOME (LOSS) PER COMMON SHARE – BASIC	$0.37	$1.32	$(1.04)
INCOME (LOSS) PER COMMON SHARE – DILUTED	$0.32	$0.91	$(1.04)

Weighted average common shares outstanding – basic	16,975,753	10,016,717	9,665,316
Weighted average common shares outstanding – diluted	20,626,529	15,617,353	9,665,316

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

	2011	2010	2009
NET INCOME (LOSS)	$7,044	$14,694	$(11,377)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized losses on securities:
Unrealized holding losses arising during period	(2)	(5)	(39)

COMPREHENSIVE INCOME (LOSS) BEFORE NONCONTROLLING INTEREST IN SUBSIDIARIES	7,042	14,689	(11,416)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SUBSIDIARIES	-	-	(1,727)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO MULTIBAND CORPORATION AND SUBSIDIARIES	$7,042	$14,689	$(9,689)

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands, except for share amounts)

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2008	14,171	$213	2,570	$26	114,080	$1,482	-	$-	150,000	$1,500
Stock issued:
Cash	-	-	-	-	-	-	70,000	700	-	-
Acquisition of 29% of Multiband NC Incorporated	-	-	-	-	-	-	-	-	-	-
Acquisition of 80% of – Multiband EC,NE, SC, MBMDU, DV, and Security	-	-	-	-	-	-	-	-	-	-
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	-	-	-	-	-	-	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	-	150,000	1,500	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	-	-	(1,200)	(12)	(1,200)	(12)	-	-	-	-
Intrinsic value of convertible feature	-	-	-	-	-	(5)	-	-	-	-
Stock subscriptions receivable:
Interest earned	-	-	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-	-	-
Warrants issued for long-term financing	-	-	-	-	-	-	-	-	-	-
Warrants issued for interest expense related to warrants re-priced	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2009	14,171	$213	1,370	$14	112,880	$1,465	220,000	$2,200	150,000	$1,500

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-	-	$-
Acquisition of Hyatt Tech Systems	-	-	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-	-	-
Restricted stock issued	-	-	-	-	-	-	-	-	-	-
Earned stock compensation	-	-	-	-	-	-	-	-	-	-
In lieu of cash for services rendered	-	-	-	-	-	-	-	-	-	-
In lieu of cash for financing costs	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	-	-	(1,370)	(14)	(880)	(9)	(25,000)	(250)	-	-
Intrinsic value of convertible feature	-	-	-	-	-	(3)	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-	-	-
Decrease in reserve	-	-	-	-	-	-	-	-	-	-
Stock subscriptions written-off	-	-	-	-	-	-	-	-	-	-
Warrants issued for dividends	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Options issued for earned compensation	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2010	14,171	$213	-	$-	112,000	$1,453	195,000	$1,950	150,000	$1,500

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-	-	$-
Exercise of warrants	-	-	-	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-	-	-
Secondary offering of common stock, net	-	-	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-	-	-
Restricted stock issued	-	-	-	-	-	-	-	-	-	-
Earned stock compensation	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	(1,475)	(14)	-	-	(3,000)	(30)	(195,000)	(1,950)	-	-
Intrinsic value of convertible feature	-	(8)	-	-	-	(12)	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Options issued for earned compensation	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2011	12,696	$191	-	$-	109,000	$1,411	-	$-	150,000	$1,500

See accompanying notes to the consolidated financial statements

	8% Class G		6% Class H		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2008	11,595	$48	2	$-	-	$-	9,642,374	$37,687
Stock issued:
Cash	-	-	-	-	-	-	-	-
Acquisition of 29% of Multiband NC Incorporated	-	-	-	-	-	-	-	-
Acquisition of 80% of – Multiband EC,NE, SC, MBMDU, DV, and Security	-	-	-	-	-	-	-	-
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	-	100	10,000	-	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	103,333	210
Conversion of accrued interest	-	-	-	-	-	-	800	5
Conversion of preferred stock			-	-	-	-	1,667	8
Conversion of dividends payable	-	-	-	-	-	-	34,750	264
Repurchase of common stock	-	-	-	-	-	-	(60,000)	(120)
Redemption of preferred stock	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for long-term financing	-	-	-	-	-	-	-	-
Warrants issued for interest expense related to warrants re-priced	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCES, December 31, 2009	11,595	$48	2	$-	100	$10,000	9,722,924	$38,054

	8% Class G		6% Class H		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$(15)
Acquisition of Hyatt Tech Systems	-	-	-	-	-	-	12,000	24
Conversion of accrued interest	-	-	-	-	-	-	595	3
Conversion of dividends payable	-	-	-	-	-	-	392,162	902
Restricted stock issued	-	-	-	-	-	-	50,000	100
Earned stock compensation	-	-	-	-	-	-	-	-
In lieu of cash for services rendered	-	-	-	-	-	-	25,000	62
In lieu of cash for financing costs	-	-	-	-	-	-	103,164	181
Redemption of preferred stock	-	-	(1)	(1)	-	-	-	-
Intrinsic value of convertible feature	-	-	-	1	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Decrease in reserve	-	-	-	-	-	-	-	-
Stock subscriptions written-off	-	-	-	-	-	-	-	-
Warrants issued for dividends	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Options issued for earned compensation	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-
BALANCES, December 31, 2010	11,595	$48	1	$-	100	$10,000	10,305,845	$39,311

	8% Class G		6% Class H		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$(70)
Exercise of warrants	-	-	-	-	-	-	13,800	41
Exercise of options	-	-	-	-	-	-	30,416	55
Secondary offering of common stock, net	-	-	-	-	-	-	5,974,932	16,176
Conversion of preferred stock	-	-	-	-	-	-	5,003,654	10,024
Conversion of accrued interest	-	-	-	-	-	-	280	1
Conversion of dividends payable	-	-	-	-	-	-	236,579	625
Restricted stock issued	-	-	-	-	-	-	46,874	127
Earned stock compensation	-	-	-	-	-	-	-	-
Redemption of preferred stock	(1,595)	(16)	-	(23)	(100)	(10,000)	-	-
Intrinsic value of convertible feature	-	9	-	23	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Options issued for earned compensation	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-
BALANCES, December 31, 2011	10,000	$41	1	$-	-	$-	21,612,380	$66,290

See accompanying notes to the consolidated financial statements

	Stock Subscriptions Receivable	Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, December 31, 2008	$(84)	$46,038	$46	$(81,314)	$3,471	$9,113
Stock issued:
Cash	-	-	-	-	-	700
Acquisition of 29% of Multiband NC Incorporated	-	-	-	394	(2,054)	(1,660)
Acquisition of 80% of – Multiband EC,NE, SC, MBMDU, DV, and Security	-	-	-	-	6,306	6,306
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	(4,004)	(5,996)	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	1,500
Conversion of notes payable	-	-	-	-	-	210
Conversion of accrued interest	-	-	-	-	-	5
Conversion of preferred stock	-	-	-	(8)	-	-
Conversion of dividends payable	-	-	-	-	-	264
Repurchase of common stock	-	-	-	-	-	(120)
Redemption of preferred stock	-	-	-	-	-	(24)
Intrinsic value of convertible feature	-	-	-	5	-	-
Stock subscriptions receivable:
Interest earned	(2)	-	-	-	-	(2)
Increase in reserve	60	-	-	-	-	60
Warrants issued for long-term financing	-	347	-	-	-	347
Warrants issued for interest expense related to warrants re-priced	-	30	-	-	-	30
Options expense	-	157	-	-	-	157
Preferred stock dividends	-	-	-	(367)	-	(367)
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	(39)	-	-	(39)
Net loss	-	-	-	(9,650)	(1,727)	(11,377)

BALANCES, December 31, 2009	$(26)	$46,572	$7	$(94,944)	$-	$5,103

	Stock Subscriptions Receivable	Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Stock issued:
Cash	$-	$-	$-	$-	$-	$(15)
Acquisition of Hyatt Tech Systems	-	-	-	-	-	24
Conversion of accrued interest	-	-	-	-	-	3
Conversion of dividends payable	-	-	-	-	-	902
Restricted stock issued	-	-	-	-	-	100
Earned stock compensation	-	171	-	-	-	171
In lieu of cash for services rendered	-	-	-	-	-	62
In lieu of cash for financing costs	-	-	-	-	-	181
Redemption of preferred stock	-	-	-	-	-	(274)
Intrinsic value of convertible feature	-	-	-	2	-	-
Stock subscriptions receivable:
Cash received	1	-	-	-	-	1
Interest collected	1	-	-	-	-	1
Interest earned	(1)	-	-	-	-	(1)
Decrease in reserve	(223)	-	-	-	-	(223)
Stock subscriptions written-off	248	-	-	-	-	248
Warrants issued for dividends	-	56	-	-	-	56
Options expense	-	593	-	-	-	593
Options issued for earned compensation	-	112	-	-	-	112
Preferred stock dividends	-	-	-	(1,490)	-	(1,490)
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	(5)	-	-	(5)
Net income	-	-	-	14,694	-	14,694

BALANCES, December 31, 2010	$-	$47,504	$2	$(81,738)	$-	$20,243

	Stock Subscriptions Receivable	Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Stock issued:
Cash	$-	$-	$-	$-	$-	$(70)
Exercise of warrants	-	-	-	-	-	41
Exercise of options	-	-	-	-	-	55
Secondary offering of common stock, net	-	-	-	-	-	16,176
Conversion of preferred stock	-	-	-	-	-	10,024
Conversion of accrued interest	-	-	-	-	-	1
Conversion of dividends payable	-	-	-	-	-	625
Restricted stock issued	-	(2)	-	-	-	125
Earned stock compensation	-	231	-	-	-	231
Redemption of preferred stock	-	-	-	-	-	(12,033)
Intrinsic value of convertible feature	-	-	-	(12)	-	-
Options expense	-	1,097	-	-	-	1,097
Options issued for earned compensation	-	170	-	-	-	170
Preferred stock dividends	-	-	-	(775)	-	(775)
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	(2)	-	-	(2)
Net income	-	-	-	7,044	-	7,044

BALANCES, December 31, 2011	$-	$49,000	$-	$(75,481)	$-	$42,952

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$7,044	$14,694	$(11,377)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	6,757	8,298	10,906
Amortization and expense related to debt issuance costs	338	74	36
Amortization of original issue discount	97	96	58
Amortization of imputed interest discount	-	-	35
Loss on forgiveness of notes receivable	-	-	61
Impairment of goodwill, intangibles and property and equipment	246	159	-
Loss (gain) on sale of property and equipment	112	9	(86)
Other-than-temporary impairment loss on available-for-sale securities	1,078	-	-
Gain on bargain purchase	(166)	-	-
Change in allowance for doubtful accounts receivable	-	(698)	748
Change in reserve for stock subscriptions and interest receivable	-	24	58
Warrants issued for services or modified as interest expense	-	-	30
Services provided in exchange for reduction of related parties debt	-	(11)	-
Common shares issued for expenses	-	-	87
Stock based compensation expense	1,452	863	157
Reduction in interest receivable by increase in note receivable	-	(2)	-
Deferred income taxes, net	(61)	(7,495)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,797)	(2,189)	(6,966)
Other receivable – related party	62	484	47
Costs and estimated earnings in excess of billings on uncompleted projects	35	-	-
Inventories	(3,201)	(2,438)	7,472
Prepaid expenses and other	6,359	4,306	1,462
Income tax receivable	2,385	(3,133)	-
Insurance collateral	(12)	-	-
Other assets	120	256	24
Accounts payable and accrued liabilities	8,468	(477)	(7,551)
Billings in excess of costs and estimated earnings on uncompleted projects	13	-	-
Accrued income taxes	-	(295)	(151)
Deferred service obligations and revenue	(252)	(780)	1,026
Net cash flows from operating activities	21,077	11,745	(3,924)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,720)	(1,304)	(2,937)
Checks issued in excess of bank balance with the purchase of subsidiaries	(7)	-	-
Acquisition of subsidiaries (see Note 2)	(2,000)	-	-
Checks issued in excess of bank balance with the purchase of 80% of outstanding stock of DirecTECH operating entities	-	-	(369)
Purchases of intangible assets	(781)	(40)	(191)
Purchases of available-for-sale securities	(2,270)	-	-
Proceeds from sale of property and equipment	-	-	8
Collections on notes receivable	5	3	37
Net cash flows from investing activities	(6,773)	(1,341)	(3,452)

MULTIBAND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands)

	2011	2010	2009
FINANCING ACTIVITIES
Borrowings on line of credit	-	-	4
Repayment on line of credit	(49)	-	-
Debt issuance costs	(150)	-	(144)
Payments on long-term debt	(72)	(507)	(2,733)
Payments on capital lease obligations	(453)	(573)	(477)
Payments on related parties debt	(165)	(680)	(1,455)
Payment on mandatory redeemable preferred stock	-	-	(150)
Payments for stock issuance costs	(70)	(15)	-
Payments on short-term debt	(10,037)	(8,966)	(93)
Proceeds from related parties debt	-	-	3,700
Proceeds from issuance of long-term debt	-	-	6,100
Proceeds from issuance of preferred stock	-	-	700
Proceeds from secondary offering – net of expenses	16,176	-	-
Payments received on stock subscriptions and interest receivables	-	2	-
Redemption of common stock	-	-	(60)
Redemption of preferred stock	(2,009)	(276)	(24)
Payment of preferred stock dividends	(606)	(425)	(98)
Exercise of options	55	-	-
Exercise of warrants	41	-	-
Net cash flows from financing activities	2,661	(11,440)	5,270
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,965	(1,036)	(2,106)
CASH AND CASH EQUIVALENTS - Beginning of Year	1,204	2,240	4,346
CASH AND CASH EQUIVALENTS - END OF YEAR	$18,169	$1,204	$2,240

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business

Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975.  The Company provides (1) contract installation services for the pay television industry (including satellite and broadband cable operators), internet providers and retailers, (2) voice, data and video services to residents of multi-dwelling units and (3) design, engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services.  The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company earned net income of $7,044 for the year ended December 31, 2011, $14,694 for the year ended December 31, 2010, and incurred a net loss of $11,377 for the year ended December 31, 2009.  At December 31, 2011, the Company had an accumulated deficit of $75,481.  The Company's ability to continue as a going concern is dependent on maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned Multiband projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt, capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued profitability in the Company’s FS segment (see Note 11).
2.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.
3.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.
4.	Expand call center support with sales of call center services to both existing and future system operators.
5.	Solicit additional equity investment in the Company by issuing either preferred or common stock for general corporate purposes.
6.	Improve profitability in newly diversified business segments

Principles of Consolidation

The 2011 consolidated financial statements include the accounts of Multiband Corporation (MBCorp) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MNMDU), Multiband Subscriber Services, Inc. (MBSS), Multiband NC Incorporated (NC), Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband MDU Incorporated (MBMDU), Multiband DV Incorporated (DV), Multiband Security Incorporated (Security), Multiband Engineering and Wireless, Southeast, Inc. (SE) and Multiband Engineering and Wireless, Midwest, Inc. (MW). Effective December 31, 2011, the NC, SC and EC subsidiaries were merged into the NE subsidiary with NE being the surviving entity. Effective February 20, 2012, NE has been renamed Multiband Field Services, Incorporated (MBFS).

Effective September 1, 2011, Multiband Corporation purchased from WPCS International, Inc. (WPCS), two of their subsidiary corporations named WPCS International- Sarasota, Inc. and WPCS International-St. Louis, Inc. Effective November 1, 2011, these entities have been renamed Multiband Engineering and Wireless, Southeast, Inc. (SE) and Multiband Engineering and Wireless, Midwest, Inc. (MW) (see Note 2).

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

The 2010 and 2009 consolidated financial statements include the accounts of all wholly-owned subsidiaries including the acquired companies that were purchased, effective January 2, 2009, when the Company purchased 80% of the issued and outstanding shares of common stock of all of the DirecTECH Holding Company, Inc. (DTHC) operating subsidiaries (DirecTECH) (an additional 29% of NC, 51% of which was previously purchased effective March 1, 2008 (see Note 2) and 80% of NE, SC, EC, MBMDU, DV and Security (see Note 2)).  The noncontrolling interest in subsidiaries on the consolidated balance sheet and consolidated statement of operations represents DTHC’s 20% ownership of NE, SC, EC, NC, MBMDU, DV Incorporated (DV) and Multiband Security from January 2, 2009 to December 17, 2009.  On December 17, 2009, the Company purchased the remaining 20% of the issued and outstanding shares of common stock of all of the DTHC operating subsidiaries (DirecTECH) and transferred $5,996 of noncontrolling interest to Multiband’s controlling interest.  The Company pushes down applicable overhead, interest expense and amortization expense from the parent company (MBCorp) to its subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with the Accounting Standards Code (ASC) Topic No. 605, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  The Company recognizes revenue as services are performed and completed.

The Company has three operating segments as follows: (1) FS, where the Company provides installation services to pay television (satellite and broadband cable) providers, internet providers and commercial customers, (2) MDU, where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master service operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators who are billed directly by DIRECTV and (3) Engineering, Energy & Construction (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services, usually done on a project basis (see Note 11 for changes with segments descriptions).

The Company earns FS segment revenue when services have been completed.

The Company earns MDU segment revenue as follows:

•	from the sale and installation of voice, video and data communications products; and
•	from the direct billing of user charges to residents of multi-dwelling units, through the activation and enhancement of, and related residual fees, of video programming, voice and data communication services.

MDU segment user charges are recognized as revenue in the period the related services are provided.  Any amounts billed prior to services being provided are included in our balance sheets as deferred service obligations and revenues.

Revenue generated from activation of video programming services is earned in the month of activation. According to the Company’s Master System Operator agreement with DIRECTV, in the event that a customer cancels within the first twelve months of service, DIRECTV has the right to charge the Company for a portion of the activation fees previously received. The Company has estimated the potential chargeback of commissions received on activation fees during the past twelve months based on historical percentages of customer cancellations and has included that amount as a reduction of revenue. Residual income is earned as services are provided by DIRECTV through its system operators. As a master system operator for DIRECTV, the Company earns a fixed percentage based on net cash received by DIRECTV for recurring monthly services, a variable amount depending on the number of activations in a given month, and a variable amount for coordinating improvements of systems used to deliver enhanced programming services. The Company’s master system operator relationship with DIRECTV also permits the Company to earn revenues through its control of other system operators who are unable to provide DIRECTV video programming services without the Company’s assistance.

The Company reports the aforementioned MDU voice, data, and video revenues on a gross basis based on the following factors: the Company has the primary obligation in the arrangement with its customers; the Company controls the pricing of its services; the Company performs customer service for the agreements; the Company approves customers; and the Company assumes the risk of payment for services provided. The Company offers some products and services that are provided by third party vendors. The Company reviews the relationship between itself, the vendor and the end customer on an individual basis to assess whether revenue should be reported on a gross or net basis. As an example, the Company’s resold satellite digital television revenue is reported on a net basis.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

MDU segment revenue generated by the support center to service third party clients by providing billing and call center support services is recognized in the period the related services are provided.

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

The Company generates revenues in the EE&C segment by providing design-build engineering and wireless services for communications infrastructure. We have customer contracts that span varying periods of time. We report revenue from contracts when persuasive evidence of an arrangement exists, fees are fixed or determinable, and collection is reasonably assured.

For the design-build engineering and wireless revenues, the Company records revenue and profit from long-term contracts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to the estimated total costs for each contract.  Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contract costs include direct materials, direct labor, third party subcontractor services and those indirect costs related to contract performance.  Contracts are generally considered substantially complete when engineering and/or site construction is completed.

For the design-build engineering and wireless revenues, the Company has numerous contracts that are in varying stages of completion. Such contracts require estimates to determine the appropriate revenue and costs to recognize. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision.  Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period.  Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The Company does not anticipate any losses at December 31, 2011.

The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.

The lengths of the contracts vary. Assets and liabilities related to long-term contracts are included in current assets and current liabilities as they will be liquidated in the normal course of contract completion, although this may require more than one year.

The Company also recognizes certain revenue from short-term contracts when equipment is delivered or the services have been provided.

Cash and Cash Equivalents

The Company includes as cash equivalents, investments with original maturities of three months or less when purchased, which are readily convertible into known amounts of cash.  The Company deposits its cash in financial institutions.  The balances, at times, may exceed federally insured limits.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

Marketable Securities

We classify investments in marketable securities at the time of purchase.  At December 31, 2011 and 2010, all marketable securities are classified as available-for-sale and as such, the investments are recorded at fair value with the unrealized gains and losses reported in stockholders’ equity. Available-for-sale securities are investments in debt and equity securities that have a readily determinable fair value not classified as trading securities or as held-to-maturity securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in other expenses. On an ongoing basis, the Company evaluates its available-for-sale securities to determine if a decline in value is other-than-temporary. A decline in market value of any available-for-sale security below cost that is determined to be other-than-temporary, results in an impairment to the fair value of the investment.  Gains and losses on the sale of marketable securities are recognized in operations based on the specific identification method.  Other-than-temporary impairments are charged to earnings and a new cost basis for the security is established. At December 31, 2011, our investments consisted of common shares of WPCS International, Inc. (WPCS). At December 31, 2010, our investment consisted of common shares of Western Capital Resources, Inc. (WCRS). For the year ended December 31, 2011, the Company recorded a total other-than-temporary impairment loss of $1,078 on its investment in the common shares of WPCS, which is recognized in other expenses of the consolidated statements of operations. In order to assess the likelihood that the stock price would recover to the price the Company paid, the Company reviewed WPCS trading history in 2010 and 2011. The trading history along with the financial performance of WPCS in 2011 were indicators of other-than-temporary impairment. There were no other-than-temporary impairment losses recorded in 2010 and 2009.

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible amounts based upon factors surrounding the credit risk of specific customers and other information.  For the MDU and Field Service segments, the Company has concentrations of credit risk with 82.4% of accounts receivable at December 31, 2011, due from one customer (see Note 16).  Invoices are due 30 days after presentation.  Accounts receivable over 30 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.  Accounts receivable are shown net of an allowance for uncollectible accounts of approximately $112 at December 31, 2011 and 2010, respectively.

Inventories

The Company’s inventories are segregated into three major categories.  Serialized DIRECTV inventories consist primarily of satellite receivers and similar devices which are supplied by DIRECTV.  Non-serialized DIRECTV inventories consist primarily of satellite dishes, poles and similar devices which are primarily supplied by DIRECTV.  Other inventory consists primarily of cable, switches and various small parts used in the installation of DIRECTV equipment.  Inventory is priced using a standard cost, which approximates actual cost, determined on a first-in, first-out basis.

Property and Equipment

Property, equipment and leasehold improvements are recorded at cost.  Improvements are capitalized while repairs and maintenance costs are charged to operations when incurred.  Property and equipment is depreciated or amortized using the straight-line method over estimated useful lives ranging from three to seven years.   Assets purchased under a capital lease are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset except if the lease contains a bargain purchase option or ownership automatically transfers by the end of the lease when it is depreciated or amortized using the straight-line method over its estimated useful life. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Long-lived Assets

The Company reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets include property, equipment, leasehold improvements and intangibles, subject to amortization.  At December 31, 2011, the Company had net property and equipment of $6,304 which represents approximately 4% of total assets.  At December 31, 2011, the Company had net intangibles of $14,597 which represented approximately 10% of total assets (see Note 1).

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

For the FS and EE&C segments, the income approach was used to measure fair value for those long-lived assets.  The income approach was based on the present value of five years of discounted cash flows.  For the MDU segment, the market approach was used which included considering market values from comparable transactions to measure fair value of those long-lived assets.  Comparable transactions were identified based on their similarities to the reporting unit with similar features including the age of equipment and length of ROE contracts. In 2010, the Company recorded an impairment charge for the MDU segment related to two partially completed projects with assets of $135.  The owners of the MDU properties were in financial distress and the build-outs may never be completed.  The Company estimates that the full value of the work in process may not be recognized and has recorded an impairment charge against the value of the work in process.  In 2010, the Company did not record any impairment to long-lived assets related to the FS segment. The EE&C segment did not exist in 2010.  There was no impairment recorded for any of the segments at December 31, 2009.

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

For our annual goodwill impairment test, our reporting units were the same as our operating segments.  We tested impairment for the FS and MDU segments, which both had goodwill at December 31, 2011 and 2010.   The Company utilized the best information available, including prices for similar assets and liabilities and the results of using other fair-value measurement techniques.  The income approach was used to determine the fair value of the FS segment, whereby the fair value was calculated based on the discounted cash flows, plus the present value of projected terminal value excluding amortization expense, calculated based on the Gordon Growth Model and applying a discount rate that represented the Company’s weighted average cost of capital (WACC).  For the MDU segment, the market approach, considering market values from comparable transactions, was used to measure fair value.  Comparable transactions were identified based on their similarities to the reporting unit with similar economic prospects.

We assessed the reasonableness of the fair value calculations for our reporting units in relation to our total market capitalization and invested capital.  The Company analyzed its stock price and overall market capitalization which, although fluctuating throughout 2010 and 2011, trended upward overall.  Following the Company’s secondary stock offering in June 2011, the Company’s market capitalization, and therefore invested capital, increased significantly.  At the time of the goodwill impairment analysis completed effective November 30, 2011, the Company’s invested capital, defined as market capitalization plus interest-bearing debt, exceeded the combined fair value of the Company’s reporting units, which approximated the market capitalization as of that date.

In November 2011, the Company terminated its contract to install home security systems with a third party. Accordingly, as of December 31, 2011, the Company recorded an impairment charge of $246 based on the amount of goodwill associated with that contract, which was included in the FS segment. In 2010, the Company recorded an impairment charge of $25 related to the US Install goodwill which was part of the MDU segment.

Goodwill was $37,796 and $38,042 at December 31, 2011 and 2010, respectively.  The goodwill recorded as part of our FS segment was $37,440 and $37,686 at December 31, 2011 and 2010, respectively.  The goodwill recorded as part of our MDU segment was $356 and $356 at December 31, 2011 and 2010, respectively. The EE&C segment did not have any goodwill at December 31, 2011 and 2010. The Company concluded there was no other goodwill impairment at December 31, 2011 and 2010.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

Components of intangible assets are as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$3,174	$2,001	$2,706	$1,611
Contracts with DIRECTV	27,204	14,046	36,902	20,562
Customer contracts	402	136	102	102
Total	$30,780	$16,183	$39,710	$22,275

Amortization of intangible assets was $3,606, $5,437, and $8,216 for the years ended December 31, 2011, 2010 and 2009, respectively.  Estimated amortization expense of intangible assets for the years ending December 31, 2012, 2013, 2014, 2015, 2016 and thereafter is $3,577, $3,471, $3,276, $3,198, $848 and $227, respectively.  The weighted average remaining life of the intangibles is 4.31 years with right of entry average life of 5.52 years, contracts with DIRECTV of 4.25 years and customer contracts/lists of 2.0 years as of December 31, 2011.

The Company amortizes the right of entry contracts, contracts with DIRECTV, and customer contracts, over their estimated useful lives ranging from 27 to 120 months. The Company capitalizes material costs incurred to renew or extend terms of intangible assets.

Debt Issuance Costs

The Company has capitalized $150 and $191 of debt issuance costs during the years ended December 31, 2011 and 2010, respectively.  The Company amortizes the debt issuance costs under the effective method over the life of the related debt instrument and includes these costs with other assets on the consolidated balance sheets.  During 2011, the Company expensed an additional $279 of debt issuance costs for incompleted financings. Amortization of debt issuance costs of $59 and $74 for the years ended December 31, 2011 and 2010, respectively, are included in interest expense in the consolidated statements of operations. The remaining balance of deferred costs were $224 and $36 at December 31, 2011 and 2010, respectively.

Group Health and Workers’ Compensation Insurance Coverage

We use a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks.

We are self-insured for health insurance covering the range of liability up to $275 per claim where our management expects most claims to occur.  The Company records liabilities for claims reported and claims that have been incurred but not reported, based on historical experience and industry data.  Insurance and claims accruals reflect the estimated cost for group health and workers’ compensation claims not covered by insurance.  The insurance and claims accruals are recorded at the estimated ultimate payment amounts.  Such insurance and claims accruals are based upon individual case estimates and estimates of incurred-but-not-reported losses using loss development factors based upon historical experience and industry data.

In most of the states the Company operates in, the Company was self-insured for workers’ compensation claims up to $100 in 2011, $250 in 2010 and $100 in 2009, plus administrative expenses, for each occurrence. If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  If either we exceed our coverage amounts too often and our premiums rise, or if a high number of claims are made for which we are responsible (because they are below the deductible), our profitability and cash flow may be adversely affected. In Ohio and North Dakota, the Company purchases state-funded premium based workers’ compensation insurance. The Company has placed restricted deposits with the insurance company in the amounts of $8,061 and $3,749 at December 31, 2011 and 2010, respectively, which is included in insurance collateral in the accompanying consolidated balance sheets, related to the 2011 and 2010 plan years.

Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising costs were $53, $28, and $153, for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payments at fair value.  The financial statements for the years ended December 31, 2011, 2010, and 2009 recognize compensation cost for the portion of outstanding awards which have vested during the applicable year.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  For the years ended December 31, 2011, 2010, and 2009, total stock-based compensation expense of $1,097 ($0.06 per share basic and $0.05 per share diluted), $593 ($0.06 per share basic and $0.04 per share diluted), and $157 ($0.02 per share, basic and diluted), respectively, was included in selling, general and administrative expenses in the consolidated statements of operations.  As of December 31, 2011, there was $1,431 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.68 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.  The total fair value of stock options vested during the years ended December 31, 2011 and 2010 was $989 and $189, respectively.

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

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan are based on the U.S. Treasury yield curve in effect at the time of grant.

In determining the compensation cost of the options granted during fiscal 2011, 2010, and 2009, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	2011	2010	2009
Risk-free interest rate	1.43%	2.34%	1.43%
Expected life of options granted	4.3 years	4.9 years	5.0 years
Expected volatility range	99.9%	95.9%	95%
Expected dividend yield	0%	0%	0%

Restricted Stock

The Company awards restricted common shares to selected employees.  Recipients are not required to provide any consideration other than continued service.  Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination.  The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the award.  For the years ended December 31, 2011, 2010, and 2009, the Company recognized stock-based compensation expense of $355 ($0.02 per share basic and $0.02 per share diluted), $271 ($0.03 per share basic and $0.02 per share diluted), and $0 ($0.00 per share basic and $0.00 per share diluted), respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.  At December 31, 2011, there was approximately $176 of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted.  Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of .87 years.  The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $127 and $100, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

Income per Common Share

Basic income per common share is computed by using income attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted income per common share reflects the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period.  Potentially dilutive shares consists of shares issuable upon the exercise of stock options, stock warrants and unvested restricted stock (using treasury stock method) and conversion of preferred shares (using the as converted method).  All options, warrants, convertible preferred shares, and unvested restricted stock during the year ended December 31, 2009 were excluded from the calculation of diluted loss per share as their effect was anti-dilutive due to the Company’s net loss for the period.  A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income per share calculation, as they were anti-dilutive, are as follows:

	2011	2010
Numerator:
Income attributable to common stockholders	$6,257	$13,206
Additions: Dividends paid on convertible preferred stock	363	1,003

Net income for diluted earnings per share	$6,620	$14,209
Denominator:
Weighted average common shares outstanding – basic	16,975,753	10,016,717

Assumed conversion of diluted securities:
Convertible preferred shares	2,103,925	5,203,715
Stock options	1,015,881	251,891
Restricted stock	269,840	117,603
Warrants	261,131	27,427
Potentially dilutive common shares	3,650,777	5,600,636

Weighted average common shares outstanding - diluted	20,626,529	15,617,353
Earnings per common share:
Basic	$0.37	$1.32
Diluted	$0.32	$0.91

Awards excluded from diluted income per share	847,337	1,124,763

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments.  The Company believes that it has three operating segments as follows: (1) FS, where the Company provides installation services to pay television (satellite and broadband cable) providers, internet providers and commercial customers, (2) MDU, where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master service operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators who are billed directly by DIRECTV and (3) Engineering, Energy & Construction (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services, mostly done on a project basis (see Note 11).

Management's Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant management estimates relate to the allowances for doubtful accounts, charge back of DIRECTV activation fees, inventory obsolescence, stock based compensation, property and equipment estimated useful lives, goodwill and intangible assets carrying value and the valuation of deferred tax assets.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted this guidance on a retrospective basis and the adoption did not have a material effect on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

Reclassifications

Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. The first reclassification was a change in presentation of related party debt and other receivable related party as of December 31, 2010 to reflect the current presentation due to the lender no longer being a related party (see Note 17). The second reclassification was to increase net current deferred tax assets $1,929, decrease long-term deferred tax assets $1,897, and increase long-term deferred tax liabilities $32 to classify the amount of the net operating loss carryforwards expected to be utilized over the next twelve months as current and the workers’ compensation claims paid after twelve months as long-term. The third reclassification was to change the presentation of the business segment footnote (Note 12) to incorporate the energy, engineering and construction activities of the Company. The fourth reclassification was to report the balance of insurance collateral separately from other assets.  These reclassifications had no effect on reported net income or stockholders’ equity.

NOTE 2 – Business Acquisitions/Sales Transactions

Effective September 1, 2011, the Company purchased from WPCS International, Inc. (WPCS), the outstanding stock of two of their subsidiary corporations named WPCS International-Sarasota, Inc. and WPCS International-St. Louis, Inc. Effective November 1, 2011, these entities have been renamed Multiband Engineering and Wireless, Southeast, Inc. (SE) and Multiband Engineering and Wireless, Midwest, Inc. (MW). The consideration for the purchase was $2,000, $750 of which was taken from an escrow account previously set up between the Company and WPCS. The companies purchased provide design, engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services. This acquisition allows the company to diversify its sources of revenue and expand its customer base. Also, the purchase added an engineering component to the business which may enhance the design and delivery of current services the company already provides. The Company evaluated the purchase price based on the fair value of assets acquired and liabilities assumed and determined that there was a gain on a bargain purchase of $166 which is included in the consolidated statement of operations for the year ended December 31, 2011. The bargain purchase was a result of the deferred tax assets acquired as part of the purchase. The Company had, through February, 2012, an exclusive arrangement to purchase the balance of WPCS, pursuant to a non-binding letter of intent (LOI). The exclusive period lapsed on February 1, 2012 and a deposit of $250 was forfeited which is included in selling, general and administrative expense in the consolidated statements of operations for the year ended December 31, 2011.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

A summary of the transaction is as follows:

Accounts receivable	$1,339
Costs in excess of billings and estimated earnings on uncompleted contracts	1,033
Property and equipment	452
Deferred taxes, net	440
Various other assets	141
Accounts payable and accrued liabilities	(1,108)
Billings in excess of cost and estimated earnings on uncompleted contracts	(28)
Long-term debt	(103)
Net fair value of assets acquired and liabilities assumed	2,166
Cash paid	(2,000)
Bargain purchase	$166

Effective October 4, 2011, the Company purchased certain assets of Groupware International, Inc. (Groupware) for $300. As a result of this acquisition, the Company performs installations for a broadband cable company in certain markets in North Carolina. Effective January 1, 2012, the Company purchased certain other assets of Groupware for $700. This acquisition allows the Company to perform installation services for another broadband cable company in certain markets in Florida.

On January 2, 2009, the Company purchased 80% of NE, SC, EC, MBMDU, DV and Security, plus an additional 29% of NC (51% of which was purchased effective March 1, 2008), representing the operating subsidiaries of DirecTECH Holding Company, Inc. (DTHC), a fulfillment agent for a national satellite television company, DIRECTV, specialized in the providing of satellite TV to single family homes.  The purpose of this acquisition was to increase the Company’s business of installing video services in single family homes (FS segment). The purchase price totaled $40,400 plus other contingent consideration valued at $1,608 as of the acquisition date.  The $40,400 consists of three parts: 1) $500 in cash which was paid at the initial closing date of January 2, 2009 and in escrow as a deposit at December 31, 2008; 2) a non-interest bearing note of $500 payable without interest as follows: $250 on demand on or after April 1, 2009 and $250 after the Company’s retention of senior financing, as defined, no later than August 31, 2009, which was paid in full in June 2011; 3) a promissory note in the amount of $39,400, due January 1, 2013, bearing interest at an annual rate of 8.25% (subject to adjustment in the event of a default), plus the remaining $800 note payable from the purchase of 51% of NC.  Subsequent to the closing, the Company and DTHC mutually agreed to offset the $40,200 promissory note by the amount of $6,344, for an offsetting receivable on the Company’s books as of December 31, 2008.  This reduced the amount of this promissory note to $33,856.  At December 31, 2011 and 2010, the Company has offset an additional $294 and $407, respectively, related to legal claims, which brings the remaining balance of the note to $29,155 and $29,449, as of December 31, 2011 and 2010, respectively (see Note 9).

Effective December 17, 2009, the Company purchased the remainder of the issued and outstanding shares of common stock of NE, SC, EC, MBMDU, DV, Security and NC, The Company issued 100 shares of Series J Preferred Stock with a fair value of $10,000 to purchase the remaining 20% interest.  Because the Company already had a controlling interest in these entities, the purchase transaction was accounted for as an equity transaction only. Effective December 31, 2011, the NC, SC and EC subsidiaries were merged into the NE subsidiary with NE being the surviving entity. Effective February 20, 2012, NE has been renamed Multiband Field Services, Incorporated (MBFS).

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

Because the Company had previously gained control of NC with its purchase of 51% of NC in March 2008, the Company recognized the acquisition of the additional 29% ownership interest in NC on January 2, 2009 as an equity transaction.  The purchase price of $1,660 increased the accumulated deficit and the transfer of $2,054 of noncontrolling interest to controlling interest decreased the accumulated deficit.  No increase to goodwill or intangibles was recorded as part of this acquisition.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

In the January 2, 2009 transaction to purchase the operating subsidiaries from DTHC, the Company recognized the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with certain exceptions.  The assets and liabilities purchased are all measured on a nonrecurring basis at fair value.  The Company recognized goodwill as of the acquisition date, measured using an income, market or cost approach, which in most types of business combinations will result in measuring goodwill as the excess of the fair value of consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair value of the identifiable net assets acquired or assumed.  A qualitative and quantitative analysis of factors that make up recognized goodwill, such as assets, liabilities and other contingent considerations, such as leases and other off-balance sheet commitments, follows.

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
$38,740

The fair value of the intangible assets of $27,634 and noncontrolling interest of $6,306 was obtained by the Company, using a fair value measurement which included applying discount rates of 15%, a terminal value of $28,200, as well as a noncontrolling discount of 30%.

As part of this acquisition, the Company preliminarily assessed a $5,040 contingent legal accrual related to an existing litigation.  In connection with the purchase of the operating subsidiaries of DTHC, the Company had the right to offset half of certain claims against the note to DTHC once those claims were ultimately resolved, and therefore also allocated a note receivable – related party of $2,290 which represented an estimate of the amount that would be recovered from DTHC based on the preliminary legal contingency accrual.  During the year ended December 31, 2009, the Company increased the contingent legal accrual to $8,706 based on new information received about facts and circumstances that existed as of the acquisition date related to certain legal matters.  On December 31, 2009, the Company settled in principal the majority of these claims, and recorded the settlement of $6,729, net of imputed interest of $575 (see Note 7).  The remaining contingent liability related to this litigation was an estimated $1,977 at December 31, 2009.  At the time the settlement was recorded, the Company also offset $3,904 of the note receivable – related party against the note payable – related party to DTHC.  The remaining balance on the note receivable of $1,011 at December 31, 2009 represented an estimate of the amount that would be recovered from DTHC based on the preliminary legal estimate.  The receivable is classified as long-term since management intends to offset the receivable with any balance remaining on the note payable to DTHC (see Note 9).

The Company acquired $25,400 of intangible assets relating to contracts with DIRECTV as well as right of entry contracts of $2,234.  At the time of the acquisition, the weighted average remaining life of the intangibles acquired was 2.57 years based on terms without renewals, with an average life for right of entry contracts of 5.44 years and contracts with DIRECTV of 2.33 years.  The weighted average remaining life of the intangibles acquired was 3.49 years assuming one year term renewals, with right of entry contracts average life of 5.44 years and contracts with DIRECTV of 3.33 years.  In August 2011, the Company signed a new contract with DIRECTV (see Note 16).  Goodwill and intangible assets acquired are not expected to be deductible for tax purposes.

At June 30, 2009, the Company revised the initial purchase price fair value of the contingent consideration from $1,608 to zero.  The Company determined that the significant level 3 inputs previously used to determine the contingent consideration were incomplete.  After further review, the Company determined that it was appropriate to define this change as a measurement period adjustment to the purchase price.  At December 31, 2009, the Company adjusted the contingencies estimated as a result of improved information regarding circumstances that existed as of the acquisition date which increased the liability by $1,090 and goodwill and receivables by $545.  At December 31, 2009, the Company adjusted the majority of the contingencies due to an actual settlement in principle of certain litigation (See Note 7).  In the fourth quarter of 2009, within the one-year measurement period, the Company also increased accrued liabilities by $1,200 to reflect the assumption of an insurance premium obligation.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

NOTE 3 – Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, we use a three-tier valuation hierarchy based upon observable and non-observable inputs:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

• Quoted prices for similar assets or liabilities in active markets;

• Quoted prices for identical or similar assets in non-active markets;

• Inputs other than quoted prices that are observable for the asset or liability; and

• Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2011, and December 31, 2010, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$1,191	$1,191	$-	$-

		Fair Value Measurements Using Inputs Considered as
	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities	$2	$2	$-	$-

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

Our marketable equity securities were measured at fair value using quoted market prices. They were classified as Level 1 as they trade in an active market for which closing stock prices are readily available.

The summary of available-for-sale securities is as follows for the years ended December 31:

	2011			2010
	Carrying Amount	Gross Unrealized Loss	Fair Value	Carrying Amount	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$1,191	$-	$1,191	$2	$-	$2

The gross realized losses on sales of available-for-sale securities totaled $1,078, $0 and $0, respectively, for the years ended December 31, 2011, 2010 and 2009. The net adjustment to unrealized holding losses on available for sale securities included in other comprehensive income totaled $2, $5 and $39, in December 31, 2011, 2010 and 2009, respectively.

The other-than-temporary impairment loss recognized in earnings during the years ended:

	2011	2010
Balance, January 1	$-	$-
Other-than-temporary impairment not previously recognized	(1,078)	-
Balance, December 31	$(1,078)	$-

NOTE 4 – Inventories

Inventories consisted of the following at December 31:

	2011	2010
DIRECTV – serialized	$3,661	$2,687
DIRECTV – non-serialized	7,358	5,513
Other	3,257	2,866
Total inventories	$14,276	$11,066

NOTE 5 - Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

	2011	2010
Costs incurred on uncompleted contracts	$4,222	$-
Estimated contract profits	1,573	-
	5,795	-
Less: Billings to date	(4,838)	-
Net excess of costs	957	-

Costs and estimated earnings in excess of billings on uncompleted contracts	998	-
Billings in excess of costs and estimated earnings on uncompleted contracts	(41)	-
Excess of costs, net	$957	$-

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

NOTE 6 - Property and Equipment

Property and equipment consisted of the following at December 31:

	2011	2010
Leasehold improvements	$1,211	$1,101
Office equipment and furniture	7,264	7,782
Subscriber related equipment	12,541	11,455
Construction equipment	338	-
Property and equipment under capital lease obligations	1,152	1,556
Total property and equipment	22,506	21,894
Less accumulated depreciation and amortization	(15,597)	(13,888)
Less accumulated depreciation and amortization of capital leases	(605)	(829)
Total property and equipment, net	$6,304	$7,177

Depreciation and amortization expense on property and equipment was $3,151, $2,861, and $2,690 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2011	2010
Payroll and related taxes	$9,831	$8,696
Accrued worker compensation claims- short-term	4,093	3,365
Accrued incurred but not reported health insurance claims	1,125	1,100
Accrued legal settlements, fees and contingencies (see Note 16)	3,072	2,997
Accrued preferred stock dividends	274	731
Accrued liability – vendor chargeback	40	90
Accrued contract labor	1,839	2,335
Accrued income taxes	60	-
Other – short-term	3,779	3,657
Total accrued liabilities – short-term	24,113	22,971

Accrued worker compensation claims – long-term	4,952	2,996
Accrued – long-term related to legal settlement	-	101
Multi-year insurance premium obligations (payable $200 per year)	400	600
Total accrued liabilities – long-term	5,352	3,697
Total accrued liabilities	$29,465	$26,668

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

NOTE 8 - Short-term Debt

Short-term debt consisted of the following at December 31:

	2011	2010
Note payable – DirecTECH Holding Company, Inc., due on demand beginning April 2009, 0% interest, unsecured. Paid in June 2011	$-	$500
Note payable – Hyatt, monthly installments of $10 including interest of 8.25%, due December 2010, secured by subscriber assets. Paid in January 2011	-	44
Note payable – PNC Equipment Finance, monthly installments of $20 including imputed interest of 9.2%, due June 2012, secured by software licenses	77	-
Note payable – PNC Equipment Finance, monthly installments of $13 including imputed interest of 7.9%, due June 2012, secured by software licenses	233	-
Notes payable - First Insurance Funding Corporation, monthly installments of $19 including interest of 5.6%, due July 2012, secured by return premiums, dividend payments and certain loss payments	147	-
Short-term debt	$457	$544

NOTE 9 - Long-term Debt

Long-term debt consisted of the following at December 31:

	2011	2010
Debenture payable - Convergent Capital Partners, II, L.P., see terms in note below, net of original issue discount of $96 and $192, respectively	$4,904	$4,808
Note payable – PNC Equipment Finance, monthly installments of $2 including imputed interest of 9.7%, due June 2012, secured by software licenses	10	27
Note payable – DirecTECH Holding Company, Inc. This note is due in full on January 1, 2013, interest payable quarterly in arrears at 8.25%	29,155	29,449
Note payable – Ford Credit, monthly installments of $1 comprised of principal and interest, at 6.6%, through July 2016	47	-
Note payable – GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through June 2015	24	-
Note payable – GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through August 2015	25	-
Notes payable – group of accredited institutional investors. Paid in full during 2011	-	47
Note payable, interest at 7%, paid in full via life insurance proceeds in 2011	-	49
Total long-term debt, net of original issue discount of $96 and $192, respectively	34,165	34,380
Less: current portion and original issue discount of $96 and $64, respectively	(4,936)	-
Long-term debt, net of current portion	$29,229	$34,380

Future maturities of long-term debt are as follows for the years ending December 31:

2012	$5,032
2013	29,178
2014	24
2015	20
2016	7
Total future maturities payments	$34,261

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

On May 27, 2009, the Company entered into a loan agreement with Convergent Capital Partners, II, L.P. for $5,000. This loan carries an interest rate of 14% and requires monthly interest only payments until December 2012 when the principal is due and payable in full.  In connection with this loan, the Company paid a closing fee to the lender of $100.  The Company also issued the lender 212,574 fully vested five year warrants with an exercise price of $3.  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The warrants were valued at $347 using the Black Scholes pricing model, recorded as original issue discount, and amortized under the effective interest method over the term of the note.  The Company expensed $96 during both of the years ended December 31, 2011 and 2010 and $58 for the year ended December 31, 2009.  In the event the Company wishes to prepay the loan a prepayment penalty will be assessed.  The loan gives the lender a first security position in the Company’s assets.  The loan contains certain covenants with regards to the Company’s quarterly earnings before interest, taxes, depreciation and amortization.  The Company was in compliance with this covenant during the years ended December 31, 2011 and 2010.

In November 2004, the Company borrowed $2,167 from a group of accredited institutional investors. The notes were convertible into shares of common stock at a conversion rate of $1.00 per share. The notes accrued interest at the rate of 6% per annum, which interest was payable semi-annually in cash or common stock at the Company's election. These notes were collateralized by certain assets and were subordinated. The notes were paid off in July 2011.   The outstanding balance as of December 31, 2011 and 2010 was $0 and $47, respectively.

NOTE 10 – Related Parties Debt – Short-term

Related parties debt – short-term consisted of the following at December 31:

	2011	2010

Note payable – Bas Mattingly. Paid in full during 2011.	$-	$115
Note payable – Bas Mattingly. Paid in full during 2011.	-	50
Related parties debt – short-term	$-	$165

NOTE 11 – Capital Lease Obligations

The Company has lease financing facilities for property, equipment and leasehold improvements.  Leases outstanding under these agreements bear interest at an average rate of 7.60% and expire through August 2015. The obligations are collateralized by the property under lease excluding certain sold property items.  Total cost and accumulated amortization of the leased equipment was $1,075 and $528 at December 31, 2011 and $1,556 and $829 at December 31, 2010.  Amortization expense related to these obligations is included in depreciation expense in the consolidated statements of operations.

Future minimum capital lease payments are as follows for the years ending December 31:

2012	$355
2013	187
2014	94
2015	8
Less: amounts representing interest	(46)
Present value of future minimum lease payments	598
Less: current portion	(324)
Capital lease obligations, net of current portion	$274

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

NOTE 12 - Stockholders' Equity

Capital Stock Authorized

The articles of incorporation as amended authorize the Company to issue 100,000,000 shares of no par capital stock.  Authorization to issue individual classes of stock is determined by a Board of Directors resolution.  All shares have been allocated to common stock except for 2,435,115 shares reserved for preferred stock as follows:

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

Preferred Stock

This section describes the general terms and provisions of our preferred stock. A certificate of designation that contains the terms of each class or series of preferred stock has been filed with the State of Minnesota each time we issued a new class or series of preferred stock. Each certificate of designation establishes the number of shares included in a designated class or series and fixes the designation, powers, privileges, preferences and rights of the shares of each class or series as well as any applicable qualifications, limitations or restrictions.

Our board of directors has been authorized to provide for the issuance of up to 2,435,115 shares of our preferred stock in multiple series without the approval of shareholders. With respect to each class or series of our preferred stock, our board of directors has the authority to fix the following terms, among others:

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

The following chart summarizes certain terms of our outstanding preferred stock as of December 31, 2011.  The certificate of designation for each series should be carefully reviewed to determine exact rights and preferences of each class (in thousands, except share and liquidation preference amounts).

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

Class/ Series	Date of Issuance	Shares Outstanding (1)	Annual Dividend Rate	Number of shares issued upon conversion (2)	Liquidation Preference	Redeemable by Company
A	12/98	12,696	8% payable quarterly	1 shares	$133,308	Yes	(4)
C	6/00	109,000	10% payable quarterly	0.40 shares	1,090,000	Yes	(5)
F	6/04	150,000	10% payable quarterly	1 shares	1,500,000	Yes	(5)
G	9/04	10,000	8% payable quarterly	1.25 shares	100,000	—
H	11/04	1.00	6% payable semi-annually (3)	-	100,000	Yes	(6)(7)
		281,697

(1)	All preferred stock is non-voting.
(2)	Preferred shares are convertible at any time. Figures are adjusted for a 1-for-5 reverse stock split of the Company’s common stock, effective August 7, 2007.
(3)	Dividends payable in common stock at a fixed rate of $1.00 per share.
(4)	Redeemable at $10.50 per share in accordance with the terms and conditions of the preferred stock certificate of designation.
(5)	Redeemable at $10.00 per share whenever the Company’s common stock price exceeds certain defined criteria and other terms and conditions of the preferred stock certificate of designation.
(6)	Redeemable at $100,000 per share in accordance with the terms and conditions of the preferred stock certificate of designation.
(7)	Redeemable at option of holder in accordance with the terms and conditions of the preferred stock certificate of designation.

The single Class F stockholder, at its sole discretion pursuant to a put option, could force the Company to redeem up to 50,000 Class F Preferred Shares (the equivalent of $500 worth).  This has been redeemed.  Class H shareholders have the right to convert all or a portion of preferred shares upon the occurrence of a major transaction or triggering event as defined in the agreement and the Company has the sole option to pay the redemption price in cash or shares of the Company’s common stock.  Class G shares have no redemption “call” price.  Upon the Company’s call for redemption, the holders of the preferred stock called for redemption will have the option to convert each share of preferred stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by the Company in its sole discretion.  Preferred stock not converted would be redeemed.

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

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

The Company also has a 2000 Non-employee Director Stock Compensation Plan, which permits the issuance of stock options for 5,000,000 shares of common stock to non-employee directors.  The exercise price of the stock options is the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed seven years from award date.

The Company issued a total of 317,454 and 2,006,086 shares under both plans during the years ended December 31, 2011 and 2010, respectively.

Employee Stock Purchase Plan

The Company’s 2000 Employee Stock Purchase Plan, which allowed for the sale of 80,000 shares of Company common stock to qualified employees, expired during 2010.  During 2010, no shares were issued under the Plan.

Restricted Stock

The following table sets forth a summary of restricted stock activity for the years ended December 31:

	Number of Restricted Shares			Weighted-Average Grant Date Fair Value
	2011	2010	2009	2011	2010	2009
Outstanding and not vested, January 1	207,625	-	-	$1.94	$-	$-
Granted	110,294	257,625	-	2.72	1.95	-
Forfeited	(500)	-	-	(1.85)	-	-
Vested	(46,874)	(50,000)	-	2.70	2.00	-
Outstanding and not vested, December 31	270,545	207,625	-	$2.13	$1.94	$-

Using the closing stock price of $3.23, $2.84, and $2.00, respectively, on December 31, 2011, 2010 and 2009, the number of restricted shares outstanding with an intrinsic value was 269,840, 117,603, and 0, respectively, with an intrinsic value of $575, $234, and $0, respectively.

In January 2011, the Company awarded 45,956 shares of restricted stock in the amount of $125 to four directors of the Company.  The value of the restricted stock was established by the market price on the date immediately preceding the date of grant.  These restricted shares were immediately vested and were awarded as performance bonuses pursuant to the Company’s 2000 Non-employee Directors Stock Compensation Plan.

In January 2011, the Company awarded 64,338 shares of restricted stock in the amount of $175 to an officer of the Company.  The value of the restricted stock was established by the market price on the date immediately preceding the date of grant.  These restricted shares vest over three years and were awarded as a performance bonus pursuant to the Company’s 1999 Stock Compensation Plan.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

In January 2010, the Company awarded 84,375 shares of restricted stock in the amount of $169 to an officer of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares vest over three years and were awarded as a performance bonus pursuant to the Company’s 1999 Stock Compensation Plan.

In January 2010, the Company awarded 120,000 shares of restricted stock in the amount of $228 to an officer of the Company.  The value of the restricted stock was established by the market price on the date of grant.  These restricted shares vest over two years and were awarded as a performance bonus pursuant to the Company’s 1999 Stock Compensation Plan.

Stock Options

Stock option activity is as follows for the years ended December 31:

	Options			Weighted-Average Exercise Price
	2011	2010	2009	2011	2010	2009
Outstanding, January 1	2,822,636	908,517	663,032	$2.73	$4.97	$7.05
Granted	297,454	2,006,086	293,500	2.84	1.82	1.25
Exercised	(30,416)	-	-	1.82	-	-
Cancelled	(217,068)	(85,967)	(48,015)	1.71	3.79	19.35
Expired	(3,050)	(6,000)	-	17.01	23.75	-
Outstanding, December 31	2,869,556	2,822,636	908,517	$2.81	$2.73	$4.97

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was $1.97, $1.33, and $0.90, respectively.  Options exercisable at December 31, 2011, 2010, and 2009 were 1,564,825, 832,636, and 675,985, respectively.  The weighted average price of exercisable options for the years ended December 31, 2011, 2010, and 2009 was $3.57, $5.02, and $6.24, respectively.  The total fair value of stock options vested during the years ended December 31, 2011 and 2010 was $4,816 and $3,830, respectively.  The Company issues new shares when stock options are exercised.

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

In April 2011, the Company modified terms of previously issued stock options to immediately vest 20,000 shares of the stock options with a Black-Scholes valuation of $25 to an employee of the Company.  These seven-year stock options were issued as long-term incentive compensation pursuant to the Company’s 1999 Stock Compensation Plan.

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

December 31, 2011, 2010 and 2009

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

During the years ended December 31, 2011, 2010 and 2009, respectively, there were 237,068, 85,967, and 48,015 options forfeited or canceled.

Options outstanding and exercisable as of December 31, 2011 are as follows:

			Outstanding			Exercisable
				Weighted - Average			Weighted-
Range of Exercise Prices			Options	Exercise Price	Remaining Contractual Life-Years	Options	Average Exercise Price
$0.96	to	$3.85	2,363,456	$1.91	5.00	1,058,725	$1.92
4.25	to	6.90	157,980	6.13	2.78	157,980	6.13
7.00	to	8.60	342,220	7.36	2.55	342,220	7.36
9.25	to	10.00	5,900	9.50	2.27	5,900	9.50
$0.96	to	$10.00	2,869,556	$2.81	4.58	1,564,825	$3.57

A summary of the status of the Company’s nonvested options as of December 31, 2011 and changes during the year ended December 31, 2011 are as follows:

	Options	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2010	1,990,000	$1.29
Granted	297,454	1.97
Vested	(732,189)	1.35
Cancelled	(217,068)	1.26
Exercised	(30,416)	1.31
Expired	(3,050)	15.06
Nonvested, December 31, 2011	1,304,731	$1.39

Using the closing stock price of $3.23, $2.84, and $2.00, respectively, on December 31, 2011, 2010 and 2009, the number of options outstanding with an intrinsic value was 2,330,093, 2,160,386, and 307,900, respectively, with an intrinsic value of $4,353, $3,675, and $385, respectively.

Using those same closing stock prices of $3.23, $2.84, and $2.00, respectively, on December 31, 2011, 2010 and 2009, the numbers of options exercisable was 1,057,725, 295,486, and 84,800, respectively, with an intrinsic value of $2,031, $494, and $106, respectively.

There were 30,416, 0, and 0 options exercised and therefore the intrinsic value of options exercised in 2011, 2010 and 2009 amounted to $55, $0, and $0, respectively. The total tax benefit realized from the stock option exercised was $27 for the year ended December 31, 2011.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

Stock Warrants

Stock warrants activity is as follows for the years ended December 31:

	Outstanding			Weighted - Average Exercise Price
	2011	2010	2009	2011	2010	2009
Outstanding, January 1	422,444	1,668,273	1,485,833	$4.03	$6.56	$7.25
Granted	-	43,150	212,574	-	1.80	3.00
Exercised	(13,800)	-	-	3.00	-	-
Forfeited	(152,920)	(1,288,979)	(30,134)	6.17	7.23	5.52
Outstanding, December 31	255,724	422,444	1,668,273	$2.80	$4.03	$6.56

The weighted-average grant-date fair value of warrants granted during the years ended December 31, 2011, 2010, and 2009 was $0, $1.31, and $1.75, respectively.

Warrants outstanding and exercisable as of December 31, 2010, are as follows:

				Weighted - Average
Range of Exercise Prices			Warrants	Remaining contractual life	Exercise prices
$1.80	to	$1.80	43,150	3.36	$1.80
3.00	to	3.00	212,574	1.99	3.00
$1.80	to	$3.00	255,724	2.14	$2.80

Stock warrants issued for the years ended December 31 were awarded for:

	2011	2010	2009
Preferred stock dividends	-	43,150	-
Issuance of debenture payable	-	-	212,574
	-	43,150	212,574

During the year ended December 31, 2010, the Company issued 43,150 five-year warrants in lieu of cash for preferred stock dividends with a weighted average exercise price of $1.80.  These warrants were valued at $57 using the Black Scholes pricing model.

During the year ended December 31, 2009, the Company issued 212,574 four-year and seven month warrants in connection with the debenture payable (see Note 9) with a weighted average exercise price of $3.00.  These warrants were valued at $347 using the Black Scholes pricing model.

The fair value of stock warrants is the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions (see Note 1):

	2011	2010	2009
Risk-free interest rate	*	2.53%	2.00%
Expected life	*	5 years	4 years
Expected volatility	*	95%	95%
Expected dividend rate	*	0%	0%

* - no warrants were issued this period

NOTE 13 – Business Segments

The recently acquired Energy, Engineering & Construction (EE&C) business activity, with its emphasis on design and construction, is materially different from the Company’s previous lines of business, leading to a change in our segment reporting. As part of this change, the Company added EE&C segment and realigned the FS segment to be all types of installation services. As part of this realignment certain construction activities in the MDU segment were moved to the newly created EE&C segment. Amounts reported in prior years have been restated on the new basis.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

The FS segment provides contract installation services for the pay television industry (including satellite and broadband cable operators), internet providers and retailers. These services are provided in single family homes, multi-dwelling units and commercial locations. The MDU segment represents the results as an owner and operator of multi-dwelling unit subscribers, directly billing customers on a recurring basis for voice, data and video services, and as a master system operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators who are billed directly by DIRECTV. The EE&C segment consists of engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services, all done on a project basis. MBCorp segment includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. Segment disclosures are provided to the extent practicable under the Company's accounting system. Transactions within and between the segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

Segment disclosures are as follows:

Year ended December 31, 2011	FS	MDU	EE&C	MBCorp	Total
Revenues	$271,984	$21,007	$7,195	$-	$300,186
Income (loss) from operations	23,230	(2,827)	701	(6,419)	14,685
Income (loss) before income taxes and noncontrolling interest in subsidiaries	21,217	(3,030)	865	(8,397)	10,655
Identifiable assets	102,150	8,844	3,165	27,443	141,602
Depreciation and amortization	3,514	2,538	62	643	6,757
Capital expenditures	212	782	27	699	1,720

Year ended December 31, 2010	FS	MDU	EE&C	MBCorp	Total
Revenues	$242,592	$21,663	$1,339	$-	$265,594
Income (loss) from operations	20,707	(2,550)	242	(4,730)	13,669
Income (loss) before income taxes and noncontrolling interest in subsidiaries	18,133	(2,810)	242	(5,987)	9,578
Identifiable assets	82,244	11,118	-	18,338	111,700
Depreciation and amortization	4,702	2,965	-	631	8,298
Capital expenditures	99	855	-	350	1,304

Year ended December 31, 2009	FS	MDU	EE&C	MBCorp	Total
Revenues	$244,482	$23,555	$957	$-	$268,994
Income (loss) from operations	(2,241)	(1,452)	258	(3,788)	(7,223)
Income (loss) before income taxes and noncontrolling interest in subsidiaries	(4,801)	(1,413)	258	(5,015)	(10,971)
Identifiable assets	84,474	12,547	-	2,510	99,531
Depreciation and amortization	6,440	4,049	-	417	10,906
Capital expenditures	56	2,611	-	270	2,937

NOTE 14– Income Taxes

The Company has federal net operating losses of $50,316 and state net operating losses of approximately $47,575, at December 31, 2011, which, if not used, will expire from 2012-2031.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  The Company has performed an IRC Section 382 study and determined that a total of five ownership changes had occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of $22,782, consisting of annual amounts of $9,039 in 2012, $3,725 in 2013 and $1,101 per year for each of the years 2014-2022 and then $109 in 2023. State net operating losses are limited to a total of approximately $46,195. We believe that $27,534 of federal net operating losses and $1,380 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years.  The amount of the deferred tax asset not expected to be realized is reported net of a valuation allowance.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

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

As of December 31, 2010, the Company had a full valuation allowance equal to $900 to reserve against the deferred tax asset related to non-cash compensation as the Company believed it was more likely than not that it would be unable to utilize the deferred tax benefits.  During fourth quarter 2011, the Company determined that this deferred tax asset would be utilized and reversed the previously established valuation allowance against the current year provision.

At December 31, 2011 and 2010, the valuation allowance was $13,981, and $14,401, respectively.  The change in the valuation allowance was $420, $8,669, and $(5,897), for the years ended December 31, 2011, 2010 and 2009, respectively.  The change in the valuation allowance shown in the effective tax rate reflects the current year’s activity.  It does not include a change in the valuation allowance due to adjustments in the deferred items for adjustments, true-ups, and purchase accounting entries that do not affect the current year’s tax provision.

The state tax expense reported is due to some of the subsidiaries having taxable income in states where the state requires filing separate company income tax returns instead of filing on a consolidated basis with members of the consolidated group.  Other state tax expense is associated with the tax liability being calculated off of gross receipts, capital, or some other non-income method of computation. Components of provision for (benefit from) income taxes for 2011, 2010 and 2009 are:

	2011
Provision for (benefit from) income taxes	Federal	State	Total
Current	$2,334	$1,382	$3,716
Deferred	373	(478)	(105)
Total	$2,707	$904	$3,611

	2010
Provision for (benefit from) income taxes	Federal	State	Total
Current	$1,343	$1,036	$2,379
Deferred	(6,947)	(548)	(7,495)
Total	$(5,604)	$488	$(5,116)

	2009
Provision for income taxes	Federal	State	Total
Current	$-	$406	$406
Deferred	-	-	-
Total	$-	$406	$406

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

Components of net deferred income taxes are as follows at December 31:

	2011	2010
Deferred income tax assets:
Net operating loss carryforwards and tax credits	$19,719	$22,223
Stock-based compensation/compensation accruals	2,089	1,804
Accrued liabilities/reserves	4,939	4,906
Total deferred income tax assets	26,747	28,933
Less valuation allowance	(13,981)	(14,401)
	12,766	14,532
Deferred income tax liabilities:
Prepaid Expenses	-	111
Amortization of intangibles and goodwill, including impairment	4,033	6,114
Depreciation	737	812
Total deferred income tax liabilities	4,770	7,037
Net deferred income tax assets	$7,996	$7,495

Net deferred income tax assets (liabilities) recorded on the balance sheet:
Current	$6,862	$7,527
Long-term	1,134	(32)
Total net deferred income tax assets recorded on the balance sheet	$7,996	$7,495

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2011	2010	2009
Federal statutory tax provision (benefit) rate	34.0%	34.0%	(34.0)%
State tax, net of federal tax benefit	5.3	5.3	(2.3)
Other	3.1	3.7	-
Change in valuation allowance	(8.5)	(96.4)	40.0
Effective tax rate	33.9%	(53.4)%	3.7%

The Company has the following net operating loss carryforwards at December 31, 2011, for income tax purposes:

Year of Expiration	Federal Net Operating Loss	State Net Operating Loss
2012	$-	$196
2013	-	1,292
2014	-	1,579
2015	-	2,752
2016	-	2,195
2017	-	4,528
2018	-	3,352
2019	-	1,880
2020	-	1,422
2021	4,629	817
2022	2,600	1,901
2023	-	2,869
2024	1,698	1,124
2025	6,580	7,362
2026	5,249	4,042
2027	20,686	5,182
2028	8,874	696
2029	-	2,244
2030	-	1,065
2031	-	1,077
	$50,316	$47,575

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of December 31, 2011, we did not have any material uncertain tax positions.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

It is our practice to recognize interest and penalties related to income tax matters as a component of income tax expenses on the consolidated statement of operations.  As of December 31, 2011, we had an immaterial amount of accrued interest and penalties.

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

We had no significant unrecognized tax benefits as of December 31, 2011 and 2010 that would reasonably be expected to affect our effective tax rate during the next twelve months.

NOTE 15 - Supplemental Cash Flows Information

	2011	2010	2009
Cash paid for interest, net of amortization of OID and interest discount	$3,487	$4,008	$1,924
Cash paid for federal and state income taxes	478	5,325	761

Non-cash investing and financing transactions:
Reduction of related party debt with exchange for preferred stock	-	-	1,500
Reduction of accounts payable from sale of intangible assets and equipment	-	-	446
Reduction in related party debt by other receivable – related party for legal settlement	294	-	3,904
Reduction of related party debt by other receivable related party for legal fees paid on behalf of DirecTECH	-	175	96
Purchase of property and equipment with the increase in capital lease obligations	251	393	622
Purchase of intangible assets with the issuance of common stock and short-term notes payable	-	163	-
Intrinsic value of preferred dividends	(3)	3	5
Conversion of preferred into common stock	10,024	2	8
Purchase of 29% of outstanding stock of NC (formerly MMT) with issuance of short and long-term notes payable	-	-	1,660
Interest paid with the issuance of common stock	-	3	4
Increase in prepaid expense and other assets via short-term debt issued	10,450	8,806	17
Increase in short-term debt via offset to accounts payable	-	-	159
Purchase 80% of outstanding stock of DirecTECH operating entities via payment to escrow in 2008	-	-	500
Warrants issued for long-term financing	-	-	347
Conversion of accrued stock dividends into common stock	625	902	264
Reduction of notes payable via reduction of related party receivable in connection with the purchase of 80% of outstanding stock of DirecTECH operating entities	-	-	5,844
Purchase 80% of outstanding stock of DirecTECH operating entities via issuance of short and long-term notes payable	-	-	38,240
Purchase of remaining 20% of outstanding stock of DirecTECH operating entities via issuance of Class J preferred shares	-	-	10,000
Payment of debt with issuance of common stock	-	-	106
Reduction of long-term debt via offset against life insurance proceeds	49	-	-
Payment of accrued expenses with the issuance of common stock	-	-	87
Payment of accrued interest with the issuance of common stock	1	-	-
Reduction of accrued expenses with the issuance of stock options	170	113	-
Reduction of short-term debt with other receivables	500	-	-
Conversion of debt into common stock	-	-	17
Conversion of accounts payable into debt	-	-	394
Increase in prepaid expense with the increase in long-term debt	-	36	-
Warrants issued for dividends	-	57	-
Common stock issued for peformance bonuses	2	-	-
Common stock issued for deferred financing fees	-	181	-
Common stock issued for services and revenue share payments	-	62	-

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

NOTE 16 - Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  Employee contributions are limited to the maximum amount allowable by the Internal Revenue Code.  The Company made no discretionary contributions for any of the years presented.

NOTE 17 - Commitments and Contingencies

Operating leases – buildings

The Company has various operating leases for its corporate office space and warehouses with lease terms expiring at various dates through June 2017.  The monthly base rents range from approximately $196 to $203.  The leases contain provisions for payments of real estate taxes, insurance and common area costs.

Total rent expense for the years ended December 31, 2011, 2010 and 2009 including common area costs and real estate taxes was approximately $2,616, $2,482, and $2,409, respectively.

Future minimum rental payments are as follows for the years ending December 31:

Year	Amount
2012	$2,003
2013	1,333
2014	937
2015	795
2016	471
Thereafter	35
$5,574

Operating leases – vehicles

The Company leases substantially all of its fleet vehicles under operating leases from one lessor. Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year. After one year, the Company has the option to renew the lease as open ended or surrender the leased vehicle to the lessor to be sold. If the net proceeds of such sale exceed the vehicle’s then depreciated value, the lessee receives the benefit of such excess. If there is a deficiency upon such sale, then lessee is required to pay the deficiency as additional rent to lessor. For the years ended December 31, 2011 and 2010, the Company recognized a gain on the sale of vehicles of $1,217 and $762, respectively, and a loss on the sale of vehicles of $233 for the year ended December 31, 2009.  For the years ended December 31, 2011, 2010 and 2009, the Company’s operating lease expense under the lease totaled approximately $9,330, $7,912 and $7,930, respectively. In addition, the Company has a security deposit with the lessor in the amount of $1,701 which is included in other assets in the accompanying consolidated balance sheets at both December 31, 2011 and December 31, 2010, respectively. In February 2012, the lessor returned $600 of the balance of the security deposit to the Company.

Future minimum rental payments for all vehicles put in service in 2011 for the year ended December 31, 2012 are $2,412.

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

Termination of the Company's DIRECTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DIRECTV amounted to 95.6%, 99.0%, and 99.2% of total revenue in 2011, 2010 and 2009, respectively.  Accounts receivable from this customer were 82.4% and 84.1% of total accounts receivable as of December 31, 2011 and 2010, respectively.  The Company purchases a substantial portion of its inventory from DIRECTV.  DIRECTV is the only supplier of the major components (i.e., dishes and receivers) used in HSP segment installations.  The total accounts payable to DIRECTV, related to inventory supplied by DIRECTV, was $23,480 and $17,009 at December 31, 2011 and 2010, respectively.

Bulk Subsidy Reserve

Bulk subsidy revenue is generated when bulk subscriber counts are greater than the benchmark set by DIRECTV. The Company reviews the subscriber counts associated with bulk properties on a periodic basis to determine bulk subscriber counts over the total units at the property. Based on its review, the Company estimates that the result of this analysis will be a reduction to the subscriber count of approximately 250 and 500 active bulk subscribers at December 31, 2011 and 2010, respectively. The Company has recorded a bulk subsidy reserve of $50 and $100 at December 31, 2011 and 2010, respectively. This reserve is netted against DIRECTV estimated receivables on the consolidated balance sheets and is netted against revenues in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $3,072 and $3,098 of accrued liabilities at December 31, 2011 and 2010, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

The majority of the accrued liabilities relate either to claims for overtime wages or a Department of Labor matter further described below.

Effective December 31, 2011, the Company has settled all of the overtime wage claims, with one exception, Conway v. Multiband (D.Ill.). While the Company and its predecessors denied the allegations underlying the overtime claim lawsuits, we agreed to settlements to avoid significant legal fees, the uncertainty of a jury trial and other expenses and management time related to protracted litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP).  The Company was not named in this complaint.  In May 2011, these individuals settled the complaint with the DOL. Certain defendants in this matter have filed suit against the Company for advancement and or reimbursement of expenses. One of the defendants, Woody Bilyeu, is also pursuing an arbitration proceeding against DTHC seeking acceleration of his promissory note with DTHC which totals approximately $9,000 as of December 31, 2011 and is attempting to collect costs from a Company subsidiary for a different note that was paid off in 2009.  The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and the Company itself.  To date, the Company has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; and 2) the Company has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and the Company cannot definitively predict based on the current facts known to it, whether it ultimately will have any material liability in the matter.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

Line of credit

The Company had a line of credit agreement with a bank that provided borrowings up to $50, due on demand. The line of credit agreement was terminated on September 21, 2011. Amounts outstanding under this line of credit carried an interest rate defined as the prime rate plus 3.0% (6.25% as of December 31, 2010). At December 31, 2011 and 2010, the amount outstanding was $0 and $49, respectively. This line of credit was guaranteed by J. Basil Mattingly, Vice President of the Company.

Short-term financing

During 2011, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $9,859 for workers’ compensation, business and auto insurance. This financing agreement carried an interest rate of 5.7% and required monthly payments of principal and interest of $1,012 through November 2011. As of December 31, 2011, the financing agreement was paid in full.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

During 2010, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8,806 for workers’ compensation, business and auto insurance.  This financing agreement carried an interest rate of 6.12% and required monthly payments of principal and interest of $1,004 through October 2010.  As of December 31, 2010, the financing agreement was paid in full.

Equity financing

On August 3, 2010, the Company signed a $10,000 purchase agreement to sell shares of the Company’s common stock to Lincoln Park Capital Fund, LLC (LPC), an Illinois limited liability company. On April 20, 2011, the Company terminated the purchase agreement with LPC.

Other Concentrations

The Company has 871 union employees. A contract with all full and regular part-time technicians employed by Multiband EC, Inc. at its Illinois, Indiana, Iowa, Kentucky (excluding Maysville) and Ohio (excluding Columbus) facilities expires on May 11, 2013. The Company has approximately 26% of its labor force covered by a collective bargaining agreement that expires in May 2013. The Company also has 89 union employees at its Boston South location. This contract is currently being negotiated. The Company utilizes a contractor base for seasonality and work overflow but it cannot be certain that it could cover all jobs during a work outage, if one should occur. A reduction in productivity in any given period or our inability to meet guaranteed schedules may adversely affect our profitability

NOTE 18 – Related Party Transactions

The Company completed a public offering of 12,880,000 shares of its common stock, of which the Company sold 5,974,932 shares and the selling shareholder (DTHC), after converting its preferred series J shares into common shares, sold 6,905,068 shares at a price of $3.00 per share. The Company did not receive any proceeds from the sale of shares by DTHC. As a result, DTHC no longer owns greater than 5% of the Company’s stock as of June 30, 2011 and therefore is no longer considered a related party. This change in related party classification affects the following lines on the balance sheet; other receivable of $0 and $518, other receivable – long-term of $14 and $352, and long-term debt of $29,229 and $34,380 at December 31, 2011 and 2010, respectively.

In 2011, the Company redeemed 50,000 shares of preferred series E stock for $500 cash to director Eugene Harris.

In 2011, the Company redeemed 145,000 shares of preferred series E stock for $1,450 cash to director Frank Bennett.

In 2010, the Company redeemed 5,000 shares of preferred series E stock for $50 cash to director Eugene Harris.

In 2010, the Company redeemed 10,000 shares of preferred series E stock for $100 cash to director Frank Bennett.

The Company paid $48 and $94 of preferred series E stock dividends to director Eugene Harris for the years ended December 31, 2011 and 2010, respectively. Payment for dividends was in the form of cash and warrants.

The Company paid $139 and $269 of preferred stock dividends to director Frank Bennett for the years ended December 31, 2011 and 2010, respectively. Payment for dividends was in the form of cash, common stock and warrants.

The above transactions were approved by the disinterested members of the Company’s audit committee.

The Company had a line of credit agreement with a bank that provides borrowings up to $50 (see Note 17).  This line of credit was guaranteed by J. Bas Mattingly, Vice President of the Company. The line of credit agreement was terminated on September 21, 2011.

Proceeds for the Company’s acquisition of US Install Inc. completed in February 2008 were obtained via an unsecured promissory note in the amount of $100 between the Company and Bas Mattingly Master, LLC, a trust controlled by J. Basil Mattingly, Vice President of the Company. The balance of this note was paid in full at March 31, 2011 and was $50 at December 31, 2010. The note carried an interest rate of 7% per annum (see Note 8).

On September 1, 2009, the Company entered into an unsecured short-term promissory note in the amount of $800 with J. Basil Mattingly, Vice President of the Company. The balance at December 31, 2011 and 2010 was $0 and $115, respectively. The note carried an interest rate of 4% per annum and payment of its remaining balance as of December 31, 2010 was extended to June 30, 2011, at which time it was paid off.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

The Company leases principal offices located at 2000 44th Street SW, Fargo, ND 58013. The Fargo base rate is $18 per month. The Fargo property is owned in part by David Ekman, Chief Information Officer of the Company.

NOTE 19 – Subsequent Event

In January 2012, the Company formed a wholly-owned subsidiary, Multiband Special Purpose, LLC (MBSP). In February 2012, the MBSP purchased land and an office building for $4,500. Pursuant to the transaction, the MBSP assumed a mortgage held by the seller in the amount of $3,800. The mortgage is payable over the next seventy nine months and carries an interest rate of 5.92% per annum. Monthly payments of principal and interest are due as follows: $36 from March 2012 through September 2016 and then $40 from October 2016 through August 2018. A final payment of $2,199 is due in September 2018. As additional collateral for the mortgage, the MBSP posted a letter of credit in the lender’s favor of $1.7 million dollars, which is fully backed by a certificate of deposit held by the lender.

Prior to this transaction, the building was leased by the seller to a third party lessee under a long-term lease. In connection with the closing of the transaction, the third party lessee made payments totaling $1,350 as consideration for the termination of that lease. Of the total amount paid, $1,100 was credited against the MBSP’s purchase price. The balance of the lease termination fee ($250) was paid to the MBSP in cash. The total amount paid by the third party lessee will be recorded as a reduction in the MBSP’s basis in the property acquired.

At closing, the MBSP received an additional $440 in net proceeds after all transaction costs.

In connection with this transaction, the Company entered into an office lease with MBSP to lease the facility for a period of seven years from May 1, 2012 to April 30, 2019. Base rent is payable at a rate of $36 per month, increasing by 5% per year on each anniversary date throughout the term of the lease. The Company is also responsible for 100% of the operating expenses of the facility.

In January 2011, Multiband Field Service, Incorporated (MBFS) (formerly Multiband NE, Inc.), a wholly owned subsidiary of Multiband Corporation, purchased for $700 certain assets of Groupware International, Inc. located in Florida. MBFS is now performing installations for a leading cable company in Florida. This activity is part of the FS business segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To Stockholders, Board of Directors and Audit Committee

Multiband Corporation and subsidiaries

New Hope, Minnesota

Under date of March 30, 2012, we reported on the consolidated balance sheets of Multiband Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 as contained in the annual report on Form 10-K for the year ended December 31, 2011, which report contained an unqualified opinion and an explanatory paragraph related to certain contractual relationships between the Company and DirecTECH Holding Company, Inc., which preceded a business combination occurring on January 2, 2009.  In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 30, 2012

MULTIBAND CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
2011	$112	$66	$66	(A)	$112
2010	810	-	698	(A)	112
2009	60	750	-		810

Stock subscriptions and interest receivable
2011	-	-	-		-
2010	223	25	248	(A)	-
2009	186	60	23	(A)	223

(A)	Write-off uncollectible receivables

