Form 10-Q
period 2012-03-31
MULTIBAND CORP
filed 2012-05-15
CIK 732412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

Yes ☐ No ☒

On May 5, 2012, there were 21,797,410 shares outstanding of the registrant's common stock, no par value, and 281,696 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012 (unaudited)	March 31, 2011 (unaudited)

REVENUES	$72,227	$64,475

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	52,980	47,759
Selling, general and administrative	18,267	14,637
Depreciation and amortization	1,717	1,715
Total costs and expenses	72,964	64,111

INCOME (LOSS) FROM OPERATIONS	(737)	364

OTHER EXPENSE
Interest expense	(914)	(986)
Interest income	6	8
Proceeds from life insurance	-	409
Other than-temporary impairment loss on available for-sale securities	(291)	-
Other income	26	64

Total other expense	(1,173)	(505)

NET LOSS BEFORE INCOME TAXES	(1,910)	(141)

BENEFIT FOR INCOME TAXES	(557)	(49)

NET LOSS	(1,353)	(92)

Preferred stock dividends	168	381
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,521)	$(473)

LOSS PER COMMON SHARE – BASIC AND DILUTED:
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.07)	$(0.05)
Weighted average common shares outstanding – basic and diluted	21,744	10,449

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
CURRENT ASSETS
Cash and cash equivalents	$10,434	$18,169
Available-for-sale securities (see Note 4)	901	1,191
Accounts receivable, net	21,869	28,359
Inventories	10,074	14,276
Costs and estimated earnings in excess of billings on uncompleted contracts	1,106	998
Prepaid expenses and other	5,259	1,361
Income tax receivable	398	42
Deferred tax assets – current	7,789	6,862
Total Current Assets	57,830	71,258
PROPERTY AND EQUIPMENT, NET	10,032	6,304
OTHER ASSETS
Goodwill	37,796	37,796
Intangible assets, net	14,368	14,597
Restricted cash – certificate of deposit	1,682	-
Insurance collateral	9,933	8,061
Other assets	1,482	2,452
Deferred tax assets – long-term	772	1,134
Total Other Assets	66,033	64,040

TOTAL ASSETS	$133,895	$141,602

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(in thousands, except share and liquidation preference amounts)

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
CURRENT LIABILITIES
Short-term debt	$3,789	$457
Current portion of long-term debt, net of original issue discount	34,321	4,936
Current portion of capital leases payable	466	324
Accounts payable	19,692	32,354
Billings in excess of costs and estimated earnings on uncompleted contracts	53	41
Accrued liabilities - current	23,609	24,113
Deferred service obligations and revenue	378	1,570
Total Current Liabilities	82,308	63,795
LONG-TERM LIABILITIES
Accrued liabilities – long-term	4,960	5,352
Long-term debt, net of current portion and original issue discount	3,644	29,229
Capital lease obligations, net of current portion	654	274
Total Liabilities	91,566	98,650
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (12,696 shares issued and outstanding, $133,308 liquidation preference)	191	191
10% Class C (109,000 shares issued and outstanding, $1,090,000 liquidation preference)	1,411	1,411
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (10,000 shares issued and outstanding, $100,000 liquidation preference)	41	41
6% Class H (0.00 and 1.00 shares issued and outstanding, $0 and $100,000 liquidation preference)	-	-
Common stock, no par value (21,797,410 and 21,612,380 shares issued and outstanding)	66,775	66,290
Stock-based compensation	49,413	49,000
Accumulated deficit	(77,002)	(75,481)
Total Stockholders' Equity	42,329	42,952
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$133,895	$141,602

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net loss	$(1,353)	$(92)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,717	1,715
Amortization of original issue discount	24	24
Amortization and expense related to debt issuance costs	-	32
Change in allowance for doubtful accounts receivable	54	(1)
Loss (gain) on sale of property and equipment	(75)	-
Other-than-temporary impairment loss on available-for-sale securities	291	-
Stock based compensation expense	540	483
Deferred income taxes, net	(565)	(12)
Changes in operating assets and liabilities:
Accounts receivable	6,435	178
Cost and estimated earnings in excess of billings on uncompleted contracts	(108)	-
Inventories	4,202	212
Prepaid expenses and other	146	783
Income tax receivable	-	(125)
Insurance collateral	(1,381)	-
Other assets	626	48
Accounts payable and accrued liabilities	(13,634)	2,516
Billings in excess of costs and estimated earnings on uncompleted contracts	13	-
Deferred service obligations and revenue	(1,192)	26
Net cash flows provided by (used for) operating activities	(4,260)	5,787
INVESTING ACTIVITIES
Purchases of property and equipment	(686)	(344)
Purchases of intangible assets	(729)	(153)
Proceeds from sale of equipment	43	-
Proceeds from purchase of land and building	685	-
Increase in restricted cash – certificate of deposit	(1,682)	-
Collections on notes receivable	2	2
Net cash flows used in investing activities	(2,367)	(495)
FINANCING ACTIVITIES
Payments on long-term debt	(26)	(4)
Payments on short-term debt	(909)	(2,953)
Payments on short-term debt – related party	-	(50)
Payments on capital lease obligations	(118)	(105)
Net repayment on line of credit	-	(5)
Stock options and warrants exercised	-	24
Preferred stock dividends	(55)	(61)
Net cash flows used in financing activities	(1,108)	(3,154)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,735)	2,138
CASH AND CASH EQUIVALENTS - Beginning of Period	18,169	1,204
CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,434	$3,342

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
	(unaudited)	(unaudited)
Cash paid for interest, net of amortization of OID and interest discount	$883	$945
Net cash paid for federal and state income taxes	415	81

Non-cash investing and financing transactions:
Intrinsic value of preferred dividends	100	17
Conversion of accrued dividends into common stock	-	234
Conversion of preferred stock into common stock	100	24
Increase in prepaid expenses via short-term debt issued	4,240	9,859
Reduction in debt by other receivable	1	350
Reduction of accrued expenses with the issuance of stock options	258	169
Purchase of land and building via mortgage assumed	3,803	-
Purchase of property and equipment with the increase in capital lease obligations	243	-

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(in thousands, except for share and per share amounts)

NOTE 1 - Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2012 and 2011, the Company incurred net losses of $1,353 and $92, respectively. At March 31, 2012, the Company had an accumulated deficit of $77,002. The Company's ability to continue as a going concern is dependent on attaining profitability, refinancing its existing indebtedness and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned projects; however, there can be no assurance that the sources will be available or available on favorable terms. Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt, capital and operating lease obligations and fund operations for the next twelve months:

1.	Maintain continued operating profit in FS segment (see Note 9).
2.	Solicit additional equity investment in by issuing either preferred or common stock for general corporate purposes.
3.	Obtain senior debt financing with extended terms to refinance the note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.
4	Expand call center support with sales of call center services to both existing and future system operators.
5.	Improve results in the MDU segment by reshaping its owned subscriber footprint to gain efficiencies and by expanding its managed subscriber base by adding new system operators.
6.	Improve results in the newly diversified business segments by further integrating these segments into traditional systems and processes.

Principles of Consolidation

The 2012 consolidated financial statements include the accounts of Multiband Corporation (MBCorp) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MNMDU), Multiband Subscriber Services, Inc. (MBSS), Multiband Field Services, Incorporated (MBFS), Multiband MDU Incorporated (MBMDU), Multiband DV Incorporated (DV), Multiband Security Incorporated (Security), Multiband Engineering and Wireless, Southeast Inc. (SE) and Multiband Engineering and Wireless, Midwest Inc. (MW).

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

All intercompany balances and transactions have been eliminated in the preparation of the consolidated financial statements.

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

Revenue Recognition

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

The Company has three operating segments: (1) FS, where the Company provides installation services to pay television (satellite and broadband cable) providers, internet providers and commercial customers, (2) MDU, where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master system operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators and (3) Engineering, Energy & Construction (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services, usually done on a project basis (see Note 9 for changes with segment descriptions).

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

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

For the design-build engineering and wireless revenues, the Company records revenue and profit from long-term contracts on a percentage-of-completion basis, measured by the percentage of contract costs incurred to date to the estimated total costs for each contract.  Contracts in process are valued at cost plus accrued profits less earned revenues and progress payments on uncompleted contracts. Contract costs include direct materials, direct labor, third party subcontractor services and those indirect costs related to contract performance.  Contracts are generally considered substantially complete when engineering and/or site construction is completed.

For the design-build engineering and wireless revenues, the Company has numerous contracts that are in varying stages of completion. Such contracts require estimates to determine the appropriate revenue and costs to recognize. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision.  Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period.  Current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The Company does not anticipate any losses at March 31, 2012.

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

Deferred Revenue

The Company invoices for certain installation upgrade projects when the project equipment is ordered.  Revenue is deferred on these projects until the equipment is installed.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant management estimates relate to the allowances for doubtful accounts, charge back of DIRECTV activation fees, inventory obsolescence, stock based compensation, property and equipment estimated useful lives, goodwill and intangible assets carrying value and the valuation of deferred tax assets and liabilities.

Marketable Securities

We classify investments in marketable securities at the time of purchase.  At March 31, 2012 and December 31, 2011, all marketable securities are classified as available-for-sale and as such, the investments are recorded at fair value with the unrealized gains and losses deemed to be temporary reported in stockholders’ equity. Available-for-sale securities are investments in debt and equity securities that have a readily determinable fair value not classified as trading securities or as held-to-maturity securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in other expenses in the consolidated statements of operations. On an ongoing basis, the Company evaluates its available-for-sale securities to determine if a decline in value is other-than-temporary. A decline in market value of any available-for-sale security below cost that is determined to be other-than-temporary, results in impairment to the fair value of the investment.  Gains and losses on the sale of marketable securities are recognized in operations based on the specific identification method.  Other-than-temporary impairments are charged to earnings and a new cost basis for the security is established. At March 31, 2012 and December 31, 2011, our investments consisted of common shares of WPCS International, Inc. (WPCS) which were purchased in June 2011. For the three months ended March 31, 2012, the Company recorded an other-than-temporary impairment loss of $291 on its investment in WPCS, which is recognized in other expenses in the consolidated statement of operations. In order to assess the likelihood that the stock price would recover to the price the Company paid, the Company reviewed WPCS trading history from 2010-2012. The trading history along with the financial performance of WPCS in 2011 and 2012 were indicators of an other-than-temporary impairment. On April 20, 2012, the Company sold 15,000 shares of WPCS at an average price of $1.40 per share, reducing its ownership level to less than 10%.

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible amounts based upon factors surrounding the credit risk of specific customers and other information.  For the MDU and FS segments, the Company has concentrations of credit risk with 69.6% of accounts receivable at March 31, 2012, due from one customer (see Note 10).  Invoices are due 30 days after presentation.  Accounts receivable over 30 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.  Accounts receivable are shown net of an allowance for uncollectible accounts of $165 and $112 at March 31, 2012 and December 31, 2011, respectively.

Long-lived Assets

The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There was no impairment of long-lived assets at March 31, 2012.

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

At March 31, 2012, the Company determined that there was no event which occurred or circumstance changed that would more likely than not reduce the fair value of its reporting units below their respective carrying values. Goodwill was $37,796 at both March 31, 2012 and December 31, 2011.  The goodwill recorded as part of our FS segment was $37,440 at both March 31, 2012 and December 31, 2011.  The goodwill recorded as part of our MDU segment was $356 at both March 31, 2012 and December 31, 2011. The EE&C segment did not have any goodwill at March 31, 2012 or December 31, 2011.

Components of intangible assets are as follows:

	March 31, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Right of entry contracts	$3,203	$2,094	$3,174	$2,001
Contracts with DIRECTV	27,204	14,820	27,204	14,046
Customer contracts	1,102	227	402	136
Total	$31,509	$17,141	$30,780	$16,183

Amortization of intangible assets was $958 and $954 for the three months ended March 31, 2012 and 2011, respectively. Estimated amortization expense of intangible assets for the remainder of the year ending December 31, 2012 and for the years ending December 31, 2013, 2014, 2015, 2016, 2017 and thereafter is $2,854, $3,707, $3,512, $3,201, $850, $69, and $175, respectively. The weighted average remaining life of the intangibles is 4.03 years with right of entry average life of 5.58 years, contracts with DIRECTV of 4.00 years and customer contracts of 2.48 years as of March 31, 2012.

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

The Company amortizes the right of entry contracts, contracts with DIRECTV, and customer contracts, over their estimated useful lives ranging from 27 to 120 months.

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

In most of the states the Company operates in, the Company is self-insured for workers’ compensation claims up to $100, plus administrative expenses, for each occurrence. If any claim is substantially in excess of the self-insured amount, such claim is covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  If either we exceed our coverage amounts too often and our premiums rise, or if a high number of claims are made for which we are responsible (because they are below the deductible), our profitability and cash flow may be adversely affected. The Company has placed restricted deposits with the insurance company in the amounts of $9,933 and $8,061 at March 31, 2012 and December 31, 2011, respectively, which are included in insurance collateral in the accompanying consolidated balance sheets. In Ohio and North Dakota, the Company purchases state-funded premium based workers’ compensation insurance.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The financial statements for the three months ended March 31, 2012 and 2011 recognize compensation cost for the portion of outstanding awards which have vested during those periods. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2012 and 2011 total share-based compensation expense of $211 ($0.01 per share, basic and diluted) and $300 ($0.03 per share, basic and diluted), respectively, was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2012, there was $3,282 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.63 years. This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.

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

In determining the compensation cost of the options granted during the three months ended March 31, 2012 and 2011, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are as follows:

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

	Three months ended
	March 31, 2012	March 31, 2011
Risk-free interest rate	0.66%	1.44%
Expected life of options granted	4.47 years	4.39 years
Expected volatility range	93.4%	99.0%
Expected dividend yield	0%	0%

During the three months ended March 31, 2012, 10,869 options were forfeited or canceled.

Restricted Stock

The Company awards restricted common shares to selected employees and directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including the termination of employment. The restricted stock is valued at the grant date fair value of the common stock and is expensed over the requisite service period or vesting term of the awards. For the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense of $328 and $183, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2012 and December 31, 2011, there was approximately $1,679 and $176, respectively, of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted. Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.71 years and 0.87 years at March 31, 2012 and December 31, 2011, respectively. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $384 and $125, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

The following table sets forth a summary of restricted stock activity for the three months ended March 31, 2012:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding and not vested at December 31, 2011	270,545	$2.13
Granted	532,251	3.44
Vested	(165,030)	2.33
Forfeited	-	-
Outstanding and not vested at March 31, 2012	637,766	3.17

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

Income (loss) per Common Share

Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted income (loss) per common share reflects the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potentially dilutive shares consists of shares issuable upon the exercise of stock options, stock warrants and unvested restricted stock (using treasury stock method) and conversion of preferred shares (using the as converted method). All options, warrants, convertible preferred shares, and unvested restricted stock during the three month periods ending March 31, 2012 and 2011 were excluded from the calculation of diluted income (loss) per share as their effect was anti-dilutive due to the Company’s net loss for the periods.  A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income per share calculation, as they were anti-dilutive, are as follows:

	Three Months Ended
	March 31, 2012 (unaudited)	March 31, 2011 (unaudited)
Numerator:
Loss attributable to common stockholders	$(1,521)	$(473)
Additions: Dividends paid on convertible preferred stock	-	-
Net loss for diluted earnings per share	$(1,521)	$(473)
Denominator:
Weighted average common shares outstanding – basic and diluted	21,744,040	10,448,638

Loss per common share – basic and diluted	$(0.07)	$(0.05)

Antidilutive shares	4,344,212	8,904,595

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments.  The Company believes that it has three operating segments: (1) FS, where the Company provides installation services to pay television (satellite and broadband cable) providers, internet providers and commercial customers, (2) MDU, where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master system operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators and (3) Engineering, Energy & Construction (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services, mostly done on a project basis (see Note 3).

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

Comprehensive Loss

Comprehensive loss attributable to Multiband Corporation and subsidiaries is equal to net loss for the three months ended March 31, 2012 and 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. This ASU requires changes in presentation only. The Company adopted this guidance as of the period ended March 31, 2012, and the adoption did not have a material effect on its consolidated financial statements, financial position or cash flows.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This ASU is effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance as of the period ended March 31, 2012, and the adoption did not have a material effect on its consolidated financial statements, financial position or cash flows.

Reclassifications

Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. The first reclassification was to change the prior year presentation of the business segment footnote (Note 9) to incorporate the energy, engineering and construction segment. The second reclassification was to report current portion of notes receivable within Prepaid expenses and other and Other receivable – long-term and Note receivable – long-term, net of current portion within Other assets. These reclassifications had no effect on reported net income or stockholders’ equity.

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

NOTE 3 – Business Acquisitions

Effective September 1, 2011, the Company purchased from WPCS International, Inc. (WPCS), the outstanding stock of two of their subsidiary corporations named WPCS International-Sarasota, Inc. and WPCS International-St. Louis, Inc. Effective November 1, 2011, these entities were renamed as Multiband Engineering and Wireless, Southeast, Inc. (SE) and Multiband Engineering and Wireless, Midwest, Inc. (MW). The consideration for the purchase was $2,000, $750 of which was taken from an escrow account previously set up between the parties. The companies purchased provide design, engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services. This acquisition allowed the Company to diversify its sources of revenue and expand its customer base. Also, the purchase added an engineering component to the Company which may enhance the design and delivery of current services it already provides. The Company evaluated the purchase price based on the fair value of assets acquired and liabilities assumed and determined that there was a gain on a bargain purchase of $166 which was included in the consolidated statement of operations for the year ended December 31, 2011. The bargain purchase was a result of the deferred tax assets acquired as part of the purchase. The Company had, through February, 2012, an exclusive arrangement to purchase the balance of WPCS, pursuant to a non-binding letter of intent (LOI). The exclusivity period lapsed on February 1, 2012 and a deposit of $250 was forfeited which was included in selling, general and administrative expense in the consolidated statements of operations for the year ended December 31, 2011.

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

NOTE 4 – Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, the Company uses a three-tier valuation hierarchy based upon observable and non-observable inputs:

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

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2012, and December 31, 2011, according to the valuation techniques we used to determine their fair values.

	Fair Value Measurements at March 31, 2012
(in thousands)	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$10,434	$10,434	$-	$-
Available-for-sale securities (2)	901	901	-	-
Restricted cash – certificate of deposit (3)	1,682	1,682	-	-
Total Assets at Fair Value	$13,017	$13,017	$-	$-

Fair Value Measurements of Other Instruments:
Debt (4)	$37,965	$-	$-	$37,965
Total Fair Value Measurements of Other Instruments	$37,965	$-	$-	$37,965

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

	Fair Value Measurements at December 31, 2011
(in thousands)	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$18,169	$18,169	$-	$-
Available-for-sale securities (2)	1,191	1,191	-	-
Total Assets at Fair Value	$19,360	$19,360	$-	$-

Fair Value Measurements of Other Instruments:
Debt (4)	$34,165	$-	$-	$34,165
Total Fair Value Measurements of Other Instruments	$34,165	$-	$-	$34,165

(1) The Company’s cash equivalents consist of money market savings accounts.

(2) The Company’s available-for-sale securities, marketable equity securities, were measured at fair value using quoted market prices. They were classified as Level 1 as they trade in an active market for which closing stock prices are readily available.

(3) The Company’s restricted cash – certificate of deposit consists of one certificate of deposit which has a maturity date of 7/1/13, and has a carrying value which approximates fair value.

(4) The Company’s debt consists of current portion of long-term debt of $34,321 and 4,936, and long-term debt of $3,644 and $29,229, at March 31, 2012 and December 31, 2011, respectively, and has a carrying value which approximates fair value as determined using level 3 inputs.

The Company reviews the methodologies utilized to determine fair value on a quarterly basis. Any change in methodologies or significant inputs used in determining fair values are further reviewed to determine if a fair value level hierarchy change has occurred. Transfers in and out of Level 1, 2, and 3 are considered to be effective as of the end of the quarter in which they occur. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2012.

The summary of available-for-sale securities consisted of the following at:

	March 31, 2012			December 31, 2011
	Carrying Amount	Gross Unrealized Loss	Fair Value	Carrying Amount	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$901	$-	$901	$1,191	$-	$1,191

The gross realized losses on sales of available-for-sale securities were $0 for both the three months ended March 31, 2012 and 2011. The net adjustment to unrealized holding losses on available for sale securities included in other comprehensive income totaled $0 and $2 at March 31, 2012 and December 31, 2011, respectively.

The other-than-temporary impairment loss recognized consisted of the following at:

	March 31, 2012	December 31, 2011
Beginning Balance	$(1,078)	$-
Other-than-temporary impairment not previously recognized	(291)	(1,078)
Ending Balance	$(1,369)	$(1,078)

NOTE 5 – Inventories

Inventories consisted of the following at:

	March 31, 2012	December 31, 2011
DIRECTV – serialized	$82	$3,661
DIRECTV – nonserialized	7,059	7,358
Other	2,933	3,257
Total	$10,074	$14,276

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

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

NOTE 6 – Land and Building

In January 2012, the Company formed a wholly-owned subsidiary, Multiband Special Purpose, LLC (MBSP). In February 2012, MBSP purchased land and an office building for $4,500. Pursuant to the transaction, MBSP assumed a mortgage held by the seller in the amount of $3,800. The mortgage is payable over the next seventy-nine months and carries an interest rate of 5.92% per annum. Monthly payments of principle and interest are due as follows: $36 from March 2012 through September 2016 and then $40 from October 2016 through August 2018. A final payment of $2,102 is due in September 2018. As additional collateral for the mortgage, MBSP posted a letter of credit in the lender’s favor of $1,682, which is fully backed by a certificate of deposit held by the lender and classified as restricted cash.

Prior to this transaction, the building was leased by the seller to a third party lessee under a long-term lease. In connection with the closing of the transaction, the third party lessee made payments totaling $1,350 as consideration for the termination of that lease. Of the total amount paid, $1,100 was credited against the MBSP’s purchase price. The balance of the lease termination fee ($250) was paid to the MBSP in cash. The total amount paid by the third party lessee was recorded as a reduction in the MBSP’s basis in the property acquired.

At closing, MBSP received a total of $685 in net proceeds after all transaction costs.

NOTE 7 – Costs and Estimated Earnings on Uncompleted Projects

Costs and estimated earnings on uncompleted contracts consisted of the following at:

	March 31, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$4,251	$4,222
Estimated contractual earnings	1,426	1,573
	5,677	5,795
Less: Billings to date	(4,624)	(4,838)
Costs and estimated earnings in excess of billings to date	$1,053	$957

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,106	$998
Billings in excess of costs and estimated earnings on uncompleted contracts	(53)	(41)
Costs and estimated earnings in excess of billings to date, net	$1,053	$957

NOTE 8 – Accrued Liabilities

Accrued liabilities consisted of the following at:

	March 31, 2012	December 31, 2011
Payroll and related taxes	$9,660	$9,831
Accrued worker compensation claims – short-term	5,352	4,093
Accrued incurred but not reported health insurance claims	987	1,125
Accrued legal settlements, fees and contingencies (see Note 10)	3,007	3,072
Accrued preferred stock dividends	286	274
Accrued liability – vendor chargeback	40	40
Accrued contract labor	967	1,839
Accrued income taxes	-	60
Other – short-term	3,310	3,779
Accrued liabilities – short-term	23,609	24,113

Accrued worker compensation claims – long-term	4,560	4,952
Multi-year insurance premium obligations (payable $200 per year)	400	400
Accrued liabilities – long-term	4,960	5,352

Total accrued liabilities	$28,569	$29,465

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

NOTE 9 - Business Segments

The Energy, Engineering & Construction (EE&C) business activity, which was acquired in September 2011, with its emphasis on design and construction, is materially different from the Company’s previous lines of business, which lead to a change in our segment reporting. As part of this change, the Company added EE&C segment and realigned the FS segment to be all types of installation services. As part of this realignment certain construction activities in the MDU segment were moved to the newly created EE&C segment. Amounts reported for the three months ended March 31, 2011 have been restated to reflect the new segments.

The FS segment provides contract installation services for the pay television industry (including satellite and broadband cable operators), internet providers and retailers. These services are provided in single family homes, multi-dwelling units and commercial locations. The MDU segment reflects the results as an owner and operator of multi-dwelling unit subscribers, directly billing customers on a recurring basis for voice, data and video services, and as a master system operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators. The EE&C segment consists of engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services, all done on a project basis. MBCorp segment includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. Segment disclosures are provided to the extent practicable under the Company's accounting system. Transactions within and between the segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

Segment disclosures are as follows:

Three months ended March 31, 2012	FS	MDU	EE&C	MBCorp	Total
Revenues	$63,977	$5,677	$2,573	$-	$72,227
Income (loss) from operations	136	258	(436)	(695)	(737)
Income (loss) before income taxes	(388)	197	(439)	(1,280)	(1,910)
Identifiable assets	85,805	8,514	3,324	36,252	133,895
Depreciation and amortization	911	581	46	179	1,717
Capital expenditures	277	95	20	294	686

Three months ended March 31, 2011	FS	MDU	EE&C	MBCorp	Total
Revenues	$58,933	$4,748	$794	$-	$64,475
Income (loss) from operations	2,588	(921)	232	(1,535)	364
Income (loss) before income taxes	2,074	(948)	232	(1,499)	(141)
Identifiable assets	81,982	10,718	-	28,230	120,930
Depreciation and amortization	935	633	-	147	1,715
Capital expenditures	83	147	-	114	344

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

NOTE 10 – Commitments and Contingencies

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $3,007 and $3,072 of accrued liabilities at March 31, 2012 and December 31, 2011, respectively, for claims and known and potential settlements and legal fees associated with existing litigation. The majority of these matters relate either to claims for overtime wages or a Department of Labor matter as described below.

Effective March 31, 2012, the Company has settled all of the overtime wage claims, with one exception, Conway v. Multiband (D.Ill.). While the Company and its predecessors denied the allegations underlying the overtime claim lawsuits, we agreed to settlements to avoid significant legal fees, the uncertainty of a jury trial and other expenses and management time related to protracted litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP).  The Company was not named in this complaint.  In May 2011, these individuals settled the complaint with the DOL. Certain defendants in this matter have filed suit against the Company for advancement and or reimbursement of expenses. One of the defendants, Woody Bilyeu, is also pursuing an arbitration proceeding against DTHC seeking acceleration of his promissory note with DTHC which totals approximately $9,000 as of March 31, 2012 and is attempting to collect costs from a Company subsidiary for a different note that was paid off in 2009.  The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and the Company itself.  To date, the Company has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; and 2) the Company has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and the Company cannot definitively predict, based on the current facts known to it, whether it ultimately will have any material liability in the matter.

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

Termination of the Company's DIRECTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DIRECTV amounted to 94.0% and 98.0% of total revenue for the three months ended March 31, 2012 and 2011, respectively.  Accounts receivable from DIRECTV were 69.6% and 82.4% of total accounts receivable as of March 31, 2012 and December 31, 2011, respectively.  The Company purchases a substantial portion of its inventory from DIRECTV.  DIRECTV is the only supplier of the major components (i.e., dishes and receivers) used in FS segment installations.  The total amounts payable to DIRECTV, related to inventory supplied by them, was $10,875 and $23,480 at March 31, 2012 and December 31, 2011, respectively.

Short-term financing

During 2012, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $4,241 for workers compensation insurance premiums. This financing agreement carries an interest rate of 3.25% and requires monthly payments of principle and interest of $394 through December 2012. As of March 31, 2012, the outstanding balance was $3,500.

Current portion of long-term debt

As of March 31, 2012, the Company failed to meet one of the compliance covenants of its lender, Convergent Capital, with respect to having minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of $3,178 at March 31, 2012. Convergent Capital provided the Company with a waiver for the covenant for the three months ended March 31, 2012. The loan is due and payable in full in December 2012 and has been classified included in current portion of long term debt at both March 31, 2012 and December 31, 2011.

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

Operating leases – vehicles

The Company leases substantially all of its fleet vehicles under operating leases from one lessor. Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year. After one year, the Company has the option to renew the lease as open ended or surrender the leased vehicle to the lessor to be sold. If the net proceeds of such sale exceed the vehicle’s then depreciated value, the Company receives the benefit of such excess. If there is a deficiency upon such sale, the Company is required to pay the deficiency as additional rent to lessor. The Company recognized a gain on the sale of vehicles of $822 and $362, for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, the Company’s operating lease expense under the lease totaled approximately $3,145 and $2,137 respectively. In addition, the Company has a security deposit with the lessor in the amount of $1,098 at March 31, 2012, and $1,701 at December 31, 2011, which is included in other assets in the accompanying consolidated balance sheets.

NOTE 11 – Income Taxes

The Company has federal net operating losses of $50,316 and state net operating losses of approximately $47,575, at December 31, 2011, which, if not used, will expire from 2012-2031. Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  The Company has performed an IRC Section 382 study and determined that a total of five ownership changes have occurred since 1999. As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of approximately $22,782, consisting of annual amounts of approximately $9,039 in 2012, $3,725 in 2013 and $1,101 per year for each of the years 2014-2022 and then $109 in 2023. State net operating losses are limited to a total of approximately $46,195. We believe that $27,534 of federal net operating losses and $1,380 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years. The amount of the deferred tax asset expected to be realized is reported net of a valuation allowance.

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company would adjust its valuation allowance in the period the determination was made.  The Company considers projected future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized.   During the three month period ending March 31, 2012, the Company increased its valuation allowance by $220 to provide a full valuation allowance against the deferred tax asset related to the other-than-temporary impairment charges recorded on the shares held in WPCS International, Inc. (see Note 4) as the Company believes it is not more-likely-than-not to realize the benefit of the deferred tax asset. At March 31, 2012 and December 31, 2011, the valuation allowance was $14,201 and $13,981, respectively.

The Company’s effective tax rate on loss before income taxes for the three month periods ended March 31, 2012 and 2011 was (29.2)% and (34.8)%, respectively. For the three month periods ended March 31, 2012 and 2011, the Company recorded an income tax benefit of $(557) and $(49), respectively.

The Company reports state tax expense due to some of the subsidiaries having taxable income in states where the state requires filing separate company income tax returns instead of filing on a consolidated basis with members of the consolidated group.  State tax expense also includes any tax liability that is based on gross receipts, capital, or some other non-income method of taxation.

The Company assesses the uncertainty in the income taxes recognized in its consolidated financial statements caused by the noncomparability in reporting tax assets and liabilities by: (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations The Company’s federal and state tax returns are potentially open to examinations for years 2007-2011. The Company has no significant unrecognized tax benefits as of March 31, 2012 and December 31, 2011 that would reasonably be expected to affect our effective tax rate during the next twelve months.

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (in thousands, except for share and per share amounts)

NOTE 12 –Related Party Transactions

In 2011, the Company redeemed 50,000 shares of preferred series E stock for $500 cash to director Eugene Harris.

In 2011, the Company redeemed 145,000 shares of preferred series E stock for $1,450 cash to director Frank Bennett.

The Company paid $0 and $23 of preferred series E stock dividends to director Eugene Harris in the three months ended March 31, 2012 and 2011, respectively. Payment has been in the form of cash and warrants.

The Company paid $0 and $65 of preferred stock dividends to director Frank Bennett in the three months ended March 31, 2012 and 2011, respectively. Payment has been in the form of cash, common stock and warrants

The above transactions were approved by the disinterested members of the Company’s audit committee.

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

These important factors include the risk factors listed in Part II., Item 1A., as well as those that we discuss under the heading “Risk Factors” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. You should read those risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report.  We cannot assure you that the forward-looking statements in this report will prove to be accurate.  Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.  You should read this report completely.  Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

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

Overview

The Company has three operating segments: (1) Field Services (FS), where the Company provides installation services to pay television (satellite and broadband cable) providers, internet providers and commercial customers, (2) Multi-Dwelling Unit (MDU), where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master system operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators; and (3) Engineering, Energy & Construction (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks. This segment also provides renewable energy services including wind and solar applications and other design and construction services, usually done on a project basis.  All segments encompass a variety of different corporate entities. We operate in 33 states with 33 field offices and employ approximately 3,700 people.

Field Services Segment (FS)

The Company, through its FS segment, generates revenue from the installation and service of DIRECTV video programming for residents of single family homes under a contract with DIRECTV.  DIRECTV is the largest provider of satellite television services in the United States with approximately 20 million subscribers. These video subscribers are owned and billed by DIRECTV.  The FS segment functions as a fulfillment arm for DIRECTV.  As a result, the Company does not directly compete with other providers for DIRECTV’s business.  Although DIRECTV competes with DISH, the other leading satellite television provider and incumbent providers of phone and telephone services for pay television customers, DIRECTV has its own marketing and competitive programs of which the Company is merely an indirect and passive recipient. The FS segment also provides similar installation services for certain broadband cable and internet providers and commercial customers.

Multi-Dwelling Unit Segment (MDU)

Through our MDU segment, we serve as a master system operator for DIRECTV, which allows us to offer satellite television services to residents of multi-dwelling units directly and through a network of affiliated operators. The MDU segment also offers bundled services for voice, data and video directly to residents in the MDU market. Our primary customers in the MDU segment are property owners/managers who are focused on delivering their residents (our end users) reliability, quality service, short response times, minimized disruptions and alterations on the property, and value added services. Our contracts with the property owner typically run three to ten years pursuant to right-of-entry agreements between property owners and us. Within this segment, we also offer our internal support center and billing platform to service third party clients. As of April 30, 2012, we had approximately 116,000 owned and managed subscribers, with an additional 81,000 subscribers supported by the support center.

Energy, Engineering & Construction Segment (EE&C)

The Company also provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services which are usually done on a project basis.

Backlog (in thousands)

As of March 31, 2012, we had a backlog of unfilled orders of approximately $1,229 compared to approximately $1,817 at December 31, 2011. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances from time to time in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Our Strategies

Our strategies are centered on leveraging our existing infrastructure and improving operational efficiencies. The key elements of our business strategies are:

•	Grow Our MDU Business.

We believe that we are well positioned with proper funding to support growth initiatives in the MDU market because we are currently the largest nationwide MDU master system operator and we have invested significant time, effort, and capital into developing our MDU infrastructure. Our intent is to substantially grow this segment of our business by targeting middle to high-end rental properties and resort area condominiums. We will target properties that range from 50 to 150 units on a contiguous MDU property for television and internet access only. We will survey properties that exceed 150 units for the feasibility of local and long distance telephone services.

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

•	Grow the EE&C business segment.

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

SELECTED CONSOLIDATED FINANCIAL DATA (expressed as a percentage of revenue)

	THREE MONTHS ENDED

	March 31, 2012 (unaudited)	March 31, 2011 (unaudited)
REVENUES	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	73.3%	74.1%

SELLING, GENERAL & ADMINISTRATIVE	25.3%	22.7%
DEPRECIATION & AMORTIZATION	2.4%	2.6%

INCOME (LOSS) FROM OPERATIONS	-1.0%	0.6%
INTEREST EXPENSE & OTHER, NET	-1.6%	-0.8%
LOSS BEFORE INCOME TAXES	-2.6%	-0.2%
PROVISION FOR (BENEFIT FROM) FOR INCOME TAXES	-0.7%	-0.1%
NET LOSS	-1.9%	-0.1%

RESULTS OF OPERATIONS (in thousands, except for percentages)

Revenues

Total revenues increased 12.0% to $72,227 for the quarter ended March 31, 2012 as compared to $64,475 for the quarter ended March 31, 2011.

FS segment revenues for the three months ended March 31, 2012, were $63,977 in comparison to $58,933 for the same period in 2011, an increase of 8.6%. Although total DIRECTV work order volume was flat between periods, a change in the mix of work resulted in a $2,062 increase in fulfillment revenue driven by a 22% increase in upgrade work. In addition, the Company earned $2,766 of revenue from its new cable fulfillment business that was acquired in late 2011 and early 2012. During the remainder of 2012, the Company expects FS segment revenues to increase based on the seasonality of the business.

The MDU segment had revenues of $5,677 for the three months ended March 31, 2012, compared to $4,748 for the same period in 2011, an increase of 19.6%. In 2012, the support center revenue increased $129, owned and operated subscriber revenue increased $455 and the system operator revenue increased $345. During 2012, the Company expects MDU segment revenues to increase along with the growth in subscribers.

The EE&C segment revenues increased from $794 for the three months ended March 31, 2011 to $2,573 for the three months ended March 31, 2012, an increase of 224.1%. The Company’s acquisition of SE and MW in September 2011, accounted for $2,226 of this increase which was partially offset by a decrease in MDU construction revenue of $448. During 2012, the Company expects EE&C segment revenues to increase as the Company increases its sales and bidding efforts.

Cost of Products and Services (exclusive of depreciation and amortization)

The Company's cost of products and services increased by 10.9% to $52,980 for the quarter ended March 31, 2012, as compared to $47,759 for the same quarter last year.

Cost of products and services for the FS segment increased by 8.2% for the three months ended March 31, 2012 to $47,562, compared to $43,973 in the prior year quarter. As a percentage of revenue, cost of products and services for the FS segment was 74.3% and 74.6% for the three months ended March 31, 2012 and 2011, respectively. During 2012, the Company expects FS segment costs of products and services to remain relatively constant in relation to FS segment revenue.

Cost of products and services for the MDU segment increased by 3.4% for the current quarter to $3,335, compared to $3,224 in the same quarter last year. As a percentage of revenue, cost of products and services for the MDU segment was 58.7% and 67.9% for the three months ended March 31, 2012 and 2011, respectively. This reduction was due to decreased amount of contract labor used for the owned subscriber installation and maintenance as well as decreases in certain system operator expenses. In 2012, the Company expects MDU costs of products and services to return to historical levels as a percentage of revenues.

For the EE&C segment, cost of products and services were $2,083 for the quarter ended March 31, 2012, compared to $562 in the same quarter last year, a 270.0% increase.  The acquisition of SE and MW in September accounted for $1,782 of this increase. As a percentage of revenue, costs of products and services for the EE&C segment were 81.0% and 70.9% for the quarters ended March 31, 2012 and 2011, respectively. In 2012, the Company expects EE&C segment costs of products and services to remain relatively consistent in relation to EE&C segment revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $18,267 for the quarter ended March 31, 2012, compared to $14,637 in the prior year’s quarter, an increase of 24.8%. Selling, general and administrative expenses were, as a percentage of revenues, 25.3% for the quarter ended March 31, 2012 and 22.7% for the same period a year ago. The Company experienced a $1,250 increase in wages and a $1,609 increase in benefits expense in the 2012 quarter versus prior year’s quarter. The increase in benefits was driven by a variety of factors including the implementation of a 401K plan with Company matching funds together with an increase in health plan expenses due an increase in the number of participants and certain significant medical claims incurred under the Company’s self-insured plan. The Company believes that offering improved benefits to employees will lead to improved retention, which will drive down recruitment and training costs. The Company anticipates that during the remainder of 2012, selling, general and administrative expenses will decline as a percentage of total revenues.

Depreciation and Amortization

Depreciation and amortization expense of $1,717 for the quarter ended March 31, 2012, compared to $1,715 in the prior year’s quarter, remained flat.

Income from Operations

In the first quarter of 2012, the Company had a loss from operations of $737, versus operating income of $364 during the prior year’s comparable period.

For the first quarter of 2012, the FS segment earned income from operations of $136, compared to $2,588 in the same period last year, a decrease of 94.7%. This decrease in income from operations was primarily due to an increase in selling, general and administrative expense together with a $546 operating loss generated by the cable fulfillment business. The FS segment is expected to improve its profitability through the balance of 2012 as seasonal increases in work orders occurs and the cable fulfillment operation, becomes fully integrated into the Company’s systems and processes.

The MDU segment showed income from operations of $258 for the three months ended March 31, 2012, compared to a loss of $921 for the three months ended March 31, 2011. The Company plans to continue its improvement in the MDU segment in future periods by increasing levels of activity in the managed subscriber divisions (the Master System Operator and call center divisions) and by reshaping its owned subscriber footprint in concentrated, targeted geographic markets in order to service the customers more efficiently.

The EE&C segment had a loss from operations of $436 for the first quarter of 2012, compared to income from operations of $232 in the first quarter of 2011. In 2012, the operations of SE and MW contributed an operating loss of $482. For the balance of 2012, the Company expects this segment to improve its results as SE and MW increases revenue and this business becomes fully integrated into the Company’s systems and processes.

The MBCorp segment, which has no revenues, incurred a loss from operations of $695 for the three months ended March 31, 2012 and $1,535 for the three months ended March 31, 2011. The MBCorp segment loss is expected to continue in future periods as corporate overhead is expected to remain consistent with current levels.

Interest Expense

Interest expense was $914 for the quarter ended March 31, 2012, versus $986 for the same period a year ago.

Other-than-Temporary Impairment Loss

For the three months ended March 31, 2012 and 2011, the Company recorded an other-than-temporary impairment loss of $291 and $0, respectively, due to the decline in the fair value of the shares it holds in WPCS International, Inc. (see Note 2).

Benefit from Income Taxes

The Company recorded an income tax benefit of $557 (29.2% of net loss before income taxes) and $49 (34.8% of net loss before income taxes) for the three months ended March 31, 2012 and 2011, respectively The Company has no significant unrecognized tax benefits as of March 31, 2012 that would reasonably be expected to affect our effective tax rate.

Net Loss

In the first quarter of fiscal 2012, the Company reported a net loss of $1,353 compared to a net loss of $92 for the first fiscal quarter of 2011.

Liquidity and Capital Resources

During the three months ended March 31, 2012 and 2011, the Company incurred net losses of $1,353 and $92, respectively. Net cash used by operations during the three months ended March 31, 2012 was $4,248, compared to cash provided by operations of $5,787 during the three months ended March 31, 2011. During the quarter, DTV implemented certain changes in the way it prices, finances and sells equipment to the Company, resulting in a one-time reduction of cash of approximately $3,200. This change had no impact on operating income. A significant reduction in accounts receivable, inventory and accounts payable balances also resulted from the equipment price change. Principle payments on current long-term debt, short-term debt and capital lease obligations over the next 12 months are expected to total $38,576. As of March 31, 2012, the Company failed to meet one of the compliance covenants of its lender, Convergent Capital, with respect to having minimum earnings before interest, taxes, depreciation and amortization (EBITDA) of $3,178 at March 31, 2012. Convergent Capital provided the Company with a waiver for the covenant for the three months ended March 31, 2012. The loan is due and payable in full in December 2012 and has been classified included in current portion of long term debt at both March 31, 2012 and December 31, 2011. The Company intends to pay these maturing debt obligations via refinancing the debt and/or via a combination of the actions listed below.

Net cash used in investing activities totaled $2,379 for the three months ended March 31, 2012, compared to $495 for the three months ended March 31, 2011. During the first three months of 2012, purchases of property and equipment totaled $686, the Company acquired cable fulfillment assets for $700 and increased restricted cash as security for a letter of credit in connection with the acquisition of land and a building for $1,682. In addition, the transaction to acquire land and a building resulted in proceeds of $673.

Net cash used in financing activities was $1,108 for the three months ended March 31, 2012, compared to $3,154 for the three months ended March 31, 2011. Cash used during the 2012 quarter consisted of payments on short-term debt of $909 and payments on capital lease obligations of $118.

Cash and cash equivalents totaled $10,434 at March 31, 2012, versus $18,169 at December 31, 2011. The Company has a working capital deficit of $24,478 at March 31, 2012, compared to positive working capital of $7,463 at December 31, 2011. The working capital deficit at March 31, 2012 is impacted by the fact that long-term debt totaling $34,321 is classified as a current liability as the maturity dates are within the next twelve months. The Company intends to refinance these obligations sometime during 2012.

In 2012, the Company intends to focus on maintaining profitability in its FS business segment.  With regards to its MDU business segment, the Company believes it can aggressively grow owned subscriber revenues by acquiring new rights of entry agreements, increasing marketing and customer penetrations of previously built out properties and by acquiring existing subscribers from other operators.  In addition, the Company believes it can increase managed subscriber revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network. In the EE&C segment, the Company hopes to see improvements in operating results as: (i) a concentrated focus on the selling process results in increased bid activity which should result in increased revenues; (ii) governmental grants for alternate energy projects are extended to promote growth in wind projects; and (iii) 3G to 4G tower conversions increase based on the demand for higher capacity mobile infrastructure.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued operating profit in the Company’s FS segment (see Note 9).
2.	Solicit additional equity investment in the Company by issuing either preferred or common stock for general corporate purposes.
3.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.
4	Expand call center support with sales of call center services to both existing and future system operators.
5.	Improve results in the MDU segment by reshaping its owned subscriber footprint to gain efficiencies and by expanding its managed subscriber base by adding new system operators.
6.	Improve results in the newly diversified business segments by further integrating these segments into the Company’s traditional systems and processes.

The Company, as of March 31, 2012, needs to continue to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations.  Since the Company acquired significant assets in its purchase of 100% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets.  Management believes that through a combination of leveraging and refinancing assets, its cash on hand, greater expense control, recent positive operating income, and potential sales of common and/or preferred stock, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

As of March 31, 2012, we had a backlog of unfilled orders of approximately $1,229 compared to approximately $1,817 at December 31, 2011. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011. Also refer to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business.  The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred.  The Company has recorded $3,007 and $3,072 of accrued liabilities at March 31, 2012 and December 31, 2011, respectively, for claims and known and potential settlements and legal fees associated with existing litigation. The majority of these matters relate either to claims for overtime wages or a Department of Labor matter as described below.

Effective March 31, 2012, the Company has settled all of the overtime wage claims, with one exception, Conway v. Multiband (D.Ill.). While the Company and its predecessors denied the allegations underlying the overtime claim lawsuits, we agreed to settlements to avoid significant legal fees, the uncertainty of a jury trial and other expenses and management time related to protracted litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP).  The Company was not named in this complaint.  In May 2011, these individuals settled the complaint with the DOL. Certain defendants in this matter have filed suit against the Company for advancement and or reimbursement of expenses. One of the defendants, Woody Bilyeu, is also pursuing an arbitration proceeding against DTHC seeking acceleration of his promissory note with DTHC which totals approximately $9,000 as of March 31, 2012 and is attempting to collect costs from a Company subsidiary for a different note that was paid off in 2009.  The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and the Company itself.  To date, the Company has denied all requests for indemnification of legal fees in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; and 2) the Company has no obligation to indemnify DTHC individual shareholder conduct.  Notwithstanding the above, the outcome of the matter is uncertain at present and the Company cannot definitively predict, based on the current facts known to it, whether it ultimately will have any material liability in the matter.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated.  Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except for the addition of the following risk factors.

Risks associated with the implementation of our Enterprise Resource Planning project may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We have undertaken an Enterprise Resource Planning Project (ERP) which includes an upgrade to our existing accounting system and conversion to a new information technology platform. This upgrade is being deployed for use throughout our company in phases which will begin in the third quarter of 2012 and are planned to continue throughout 2013. This project is costly and involves risks inherent in the conversion to the upgraded system, including potential loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Implementation risks also include a potential increase in costs, the diversion of management’s and employees’ attention and resources, and a potentially adverse effect on our operating results, internal controls over financial reporting and ability to manage our business effectively. Throughout the ERP Project we have expended resources which are intended to properly and adequately address these issues and have instituted additional management controls relating to internal control over financial reporting and implementation risks. While the ERP Project is intended to further improve and enhance our information systems, it exposes us to the risks of integrating the system upgrades with our existing systems and processes. Disruption of our financial reporting could impair our ability to make required filings with various reporting agencies on a timely or accurate basis.

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

In January 2012, the Company issued 45,029 shares of common stock worth $156 in lieu of payment for board of director services.

Item 4. Mine Safety Disclosures

Not applicable.

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

MULTIBAND CORPORATION. Registrant

Date: May 15, 2012	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Steven M. Bell
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

Page 30