Form 10-Q
period 2012-06-30
MULTIBAND CORP
filed 2012-08-14
CIK 732412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 0 – 1325

___________

MULTIBAND CORPORATION

(Exact name of registrant as specified in its charter)

MINNESOTA

(State or other jurisdiction of incorporation or organization)

41 - 1255001

(IRS Employer Identification No.)

5605 Green Circle Drive Minnetonka, Minnesota 55343

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer“ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On August 3, 2012, there were 21,695,609 shares outstanding of the registrant's common stock, no par value, and 281,696 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012 (unaudited)	June 30, 2011 (unaudited)	June 30, 2012 (unaudited)	June 30, 2011 (unaudited)

REVENUES	$69,805	$71,782	$142,032	$136,257

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	51,877	52,110	104,857	99,869
Selling, general and administrative	15,394	13,481	33,661	28,117
Depreciation and amortization	1,771	1,705	3,488	3,420

Total costs and expenses	69,042	67,296	142,006	131,406

INCOME FROM OPERATIONS	763	4,486	26	4,851

OTHER EXPENSE
Interest expense	(925)	(964)	(1,839)	(1,950)
Interest income	7	4	13	12
Proceeds from life insurance	-	-	-	409
Other than-temporary impairment loss on available for-sale securities	(290)	-	(581)	-
Other income	19	58	45	121

Total other expense	(1,189)	(902)	(2,362)	(1,408)

INCOME (LOSS) BEFORE INCOME TAXES	(426)	3,584	(2,336)	3,443

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(273)	1,549	(830)	1,500

NET INCOME (LOSS)	(153)	2,035	(1,506)	1,943

Preferred stock dividends	67	278	235	659
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(220)	$1,757	$(1,741)	$1,284

INCOME (LOSS) PER COMMON SHARE – BASIC:
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.01)	$0.12	$(0.08)	$0.10
INCOME (LOSS) PER COMMON SHARE – DILUTED:
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(0.01)	$0.10	$(0.08)	$0.09
Weighted average common shares outstanding – basic	21,796	14,210	21,770	12,341
Weighted average common shares outstanding - diluted	21,796	19,313	21,770	18,242

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012 (unaudited)	June 30, 2011 (unaudited)	June 30, 2012 (unaudited)	June 30, 2011 (unaudited)

NET INCOME (LOSS)	$(153)	$2,035	$(1,506)	$1,943

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized losses on securities:
Unrealized holding losses arising during period	-	(155)	-	(155)

COMPREHENSIVE INCOME (LOSS)	$(153)	$1,880	$(1,506)	$1,788

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
CURRENT ASSETS
Cash and cash equivalents	$8,685	$18,169
Available-for-sale securities	470	1,191
Accounts receivable, net	25,743	28,359
Inventories	10,044	14,276
Costs and estimated earnings in excess of billings on uncompleted contracts	1,539	998
Prepaid expenses and other	4,656	1,361
Income tax receivable	789	42
Deferred tax assets – current	8,001	6,862
Total Current Assets	59,927	71,258
PROPERTY AND EQUIPMENT, NET	10,325	6,304
OTHER ASSETS
Goodwill	37,796	37,796
Intangible assets, net	13,421	14,597
Restricted cash – certificate of deposit	1,682	-
Insurance collateral	10,898	8,061
Other assets	1,482	2,452
Deferred tax assets – long-term	772	1,134
Total Other Assets	66,051	64,040

TOTAL ASSETS	$136,303	$141,602

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(in thousands, except share and liquidation preference amounts)

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
CURRENT LIABILITIES
Short-term debt	$2,596	$457
Related parties debt – short term	700	-
Current portion of long-term debt, net of original issue discount	34,341	4,936
Current portion of capital leases payable	489	324
Accounts payable	23,265	32,354
Billings in excess of costs and estimated earnings on uncompleted contracts	37	41
Accrued liabilities - current	22,416	24,113
Deferred service obligations and revenue	403	1,570
Total Current Liabilities	84,247	63,795
LONG-TERM LIABILITIES
Accrued liabilities – long-term	5,385	5,352
Long-term debt, net of current portion and original issue discount	3,583	29,229
Capital lease obligations, net of current portion	637	274
Total Liabilities	93,852	98,650
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (12,696 shares issued and outstanding, $133,308 liquidation preference)	191	191
10% Class C (109,000 shares issued and outstanding, $1,090,000 liquidation preference)	1,411	1,411
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (10,000 shares issued and outstanding, $100,000 liquidation preference)	41	41
6% Class H (0.00 and 1.00 shares issued and outstanding, $0 and $100,000 liquidation preference)	-	-
Common stock, no par value (21,787,410 and 21,612,380 shares issued and outstanding)	66,770	66,290
Stock-based compensation	49,782	49,000
Accumulated deficit	(77,244)	(75,481)
Total Stockholders' Equity	42,451	42,952

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$136,303	$141,602

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net income (loss)	$(1,506)	$1,943
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	3,488	3,420
Amortization of original issue discount	48	48
Amortization and expense related to debt issuance costs	-	170
Change in allowance for doubtful accounts receivable	129	(16)
Gain on sale of property and equipment	(81)	-
Other-than-temporary impairment loss on available-for-sale securities	581	-
Stock based compensation expense	909	710
Deferred income taxes, net	(777)	(12)
Changes in operating assets and liabilities:
Accounts receivable	2,488	(2,240)
Other receivables	-	43
Cost and estimated earnings in excess of billings on uncompleted contracts	(541)	-
Inventories	4,232	(700)
Prepaid expenses and other	849	2,010
Income tax receivable	-	2,506
Insurance collateral	(2,345)	-
Other assets	641	88
Accounts payable and accrued liabilities	(11,280)	3,633
Billings in excess of costs and estimated earnings on uncompleted contracts	(4)	-
Deferred service obligations and revenue	(1,167)	(217)
Net cash flows from operating activities	(4,336)	11,386
INVESTING ACTIVITIES
Purchases of property and equipment	(1,662)	(767)
Purchases of intangible assets	(744)	(275)
Purchases of securities available for sale	-	(2,270)
Proceeds from sale of equipment	43	-
Proceeds from purchase of land and building	685	-
Proceeds from sales of available-for-sale securities	141	-
Increase in restricted cash – certificate of deposit	(1,682)	-
Collections on notes receivable	2	5
Net cash flows from investing activities	(3,217)	(3,307)
FINANCING ACTIVITIES
Proceeds from issuance of common stock – net of related expenses	-	16,176
Proceeds from short-term debt – related party	700	-
Stock issuance costs	(5)	(21)
Payments on long-term debt	(88)	(9)
Payments on short-term debt	(2,217)	(6,068)
Payments on capital lease obligations	(244)	(203)
Net repayment on line of credit	-	(8)
Payments on common stock repurchased	(22)	-
Stock options and warrants exercised	-	39
Warrants exercised	-	41
Redemption of preferred stock	-	(1,979)
Preferred stock dividends	(55)	(173)
Net cash flows from financing activities	(1,931)	7,795
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,484)	15,874
CASH AND CASH EQUIVALENTS - Beginning of Period	18,169	1,204
CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,685	$17,078

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
	(unaudited)	(unaudited)
Cash paid for interest, net of amortization of OID and interest discount	$1,755	$1,911
Net cash received for federal and state income taxes	(511)	(1,269)
Non-cash investing and financing transactions:
Intrinsic value of preferred dividends	100	15
Conversion of accrued dividends into common stock	-	547
Conversion of preferred stock into common stock	100	10,024
Conversion of accrued interest into common stock	-	1
Increase in prepaid expenses via short-term debt issued	4,357	10,009
Reduction of long-term debt via offset against life insurance proceeds	-	49
Reduction of short-term debt via other receivable	3	500
Reduction of long-term debt via other receivable	-	291
Reduction of accrued expenses with the issuance of stock options	258	169
Purchase of land and building via mortgage assumed	3,803	-
Purchase of property and equipment with the increase in capital lease obligations	374	-

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(in thousands, except for share and per share amounts)

NOTE 1 - Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments which, in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

NOTE 2 - Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011. There were no material changes in significant accounting policies during the quarter ended June 30, 2012.

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible amounts based upon factors surrounding the credit risk of specific customers and other information.  For the MDU and FS segments, the Company has concentrations of credit risk with 70.9% of accounts receivable at June 30, 2012 due from one customer (see Note 8).  Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due.  The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $240 and $112 at June 30, 2012 and December 31, 2011, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payments at fair value. The financial statements for the six months ended June 30, 2012 and 2011 recognize compensation cost for the portion of outstanding awards which have vested during those periods. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended June 30, 2012 and 2011 total share-based compensation expense of $198 ($0.01 per share, basic and diluted) and $170 ($0.01 per share, basic and diluted), respectively, was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the six months ended June 30, 2012 and 2011 total share-based compensation expense of $409 ($0.02 per share, basic and diluted) and $470 ($0.04 per share, basic and $0.03 per share, diluted), respectively, was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Restricted Stock

The Company awards restricted common shares to selected employees and directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including the termination of employment. The restricted stock is valued at the grant date fair value of the common stock and is expensed over the requisite service period or vesting term of the awards. The Company recognized stock-based compensation expense of $172 and $57, for the three months ended June 30, 2012 and 2011, respectively, and $500 and $240, for the six months ended June 30, 2012 and 2011, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Common Stock Offering

On June 1, 2011, the Company completed a public offering of 12,880,000 shares of its common stock, of which the Company sold 5,974,932 shares and the selling shareholder DirecTECH Holding Company, Inc. (DTHC) sold 6,905,068 at a price of $3.00 per share. The Company received net proceeds of approximately $16,176 after deducting offering expenses, underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares by DTHC. DTHC converted its Class J preferred shares as part of its participation in the offering.

Common Stock Repurchase Plan

On June 4, 2012, the Company announced that its Board of Directors had approved the repurchase of up to 2.0 million shares of its common stock over a six month period commencing on June 6, 2012. On June 13, 2012, the Company entered into a Stock Repurchase Plan pursuant to SEC Rule10b-18, which documents the guidelines, rules and limitations of the program. During the quarter ended June 30, 2012, the Company repurchased 10,000 shares pursuant to this program.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(in thousands, except for share and per share amounts)

Income (loss) per Common Share

Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted income (loss) per common share reflects the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potentially dilutive shares consists of shares issuable upon the exercise of stock options, stock warrants and unvested restricted stock (using treasury stock method) and conversion of preferred shares (using the as converted method). All options, warrants, convertible preferred shares, and unvested restricted stock during the three and six month periods ending June 30, 2012 were excluded from the calculation of diluted income (loss) per share as their effect was anti-dilutive due to the Company’s net loss in each period. A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income per share calculation, as they were anti-dilutive, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012 (unaudited)	June 30, 2011 (unaudited)	June 30, 2012 (unaudited)	June 30, 2011 (unaudited)
Numerator:
Income attributable to common stockholders	$(220)	$1,757	$(1,741)	$1,284
Additions: Dividends paid on convertible preferred stock	-	135	-	333
Net income for diluted earnings per share	$(220)	$1,892	$(1,741)	$1,617
Denominator:
Weighted average common shares outstanding – basic	21,796,091	14,210,192	21,770,066	12,340,767

Assumed conversion of diluted securities:
Convertible preferred shares	-	3,387,148	-	4,171,271
Stock options	-	1,140,455	-	1,155,360
Restricted stock	-	316,346	-	316,346
Warrants	-	258,644	-	258,644
Potentially dilutive common shares	-	5,102,593	-	5,901,621

Weighted average common shares outstanding - diluted	21,796,091	19,312,785	21,770,066	18,242,388
Earnings per common share:
Basic	$(0.01)	$0.12	$(0.08)	$0.10
Diluted	$(0.01)	$0.10	$(0.08)	$0.09

Awards excluded from diluted income per share	4,299,311	776,025	4,295,501	802,443

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

JUNE 30, 2012 AND 2011

(in thousands, except for share and per share amounts)

NOTE 3 – Business Acquisitions

Effective September 1, 2011, the Company purchased from WPCS International, Inc. (WPCS), the outstanding stock of two of their subsidiary corporations named WPCS International-Sarasota, Inc. and WPCS International-St. Louis, Inc. Effective November 1, 2011, these entities were renamed as Multiband Engineering and Wireless, Southeast, Inc. (SE) and Multiband Engineering and Wireless, Midwest, Inc. (MW). The consideration for the purchase was $2,000, $750 of which was taken from an escrow account previously set up between the parties. SE and MW provide design, engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services. This acquisition allowed the Company to diversify its sources of revenue and expand its customer base. Also, the purchase added an engineering component to the Company which may improve the design and delivery of current services it already provides. The Company evaluated the purchase price based on the fair value of assets acquired and liabilities assumed and determined that there was a gain on a bargain purchase of $166 which was included in the consolidated statement of operations for the year ended December 31, 2011. The bargain purchase was a result of the deferred tax assets acquired as part of the purchase. The Company had, through February, 2012, an exclusive arrangement to purchase the balance of WPCS, pursuant to a non-binding letter of intent (LOI). The exclusivity period lapsed on February 1, 2012 and a deposit of $250 was forfeited which was included in selling, general and administrative expense in the consolidated statements of operations for the year ended December 31, 2011.

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

JUNE 30, 2012 AND 2011

(in thousands, except for share and per share amounts)

NOTE 4 – Fair Value Measurements

We classify investments in marketable securities at the time of purchase.  At June 30, 2012 and December 31, 2011, all marketable securities are classified as available-for-sale and as such, the investments are recorded at fair value with the unrealized gains and losses deemed to be temporary reported in stockholders’ equity. Available-for-sale securities are investments in debt and equity securities that have a readily determinable fair value not classified as trading securities or as held-to-maturity securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in other expenses in the statements of operations. On an ongoing basis, the Company evaluates its available-for-sale securities to determine if a decline in value is other-than-temporary. A decline in market value of any available-for-sale security below cost that is determined to be other-than-temporary, results in impairment to the fair value of the investment. Gains and losses on the sale of marketable securities are recognized in operations based on the specific identification method. Other-than-temporary impairments are charged to earnings and a new cost basis for the security is established. At June 30, 2012 and December 31, 2011, our investments consisted of common shares of WPCS International, Inc. (WPCS) which were purchased in June 2011. For the three and six months ended June 30, 2012, the Company recorded an other-than-temporary impairment loss of $290 and $581, respectively, which is included in other expenses in the consolidated statement of operations. In order to assess the likelihood that the stock price would recover to the price the Company paid, the Company reviewed WPCS trading history from 2010-2012. The trading history along with the financial performance of WPCS in 2011 and 2012 were indicators of an other-than-temporary impairment.

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

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2012, and December 31, 2011, according to the valuation techniques we used to determine their fair values.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(in thousands, except for share and per share amounts)

	Fair Value Measurements at June 30, 2012
(in thousands)	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$8,685	$8,685	$-	$-
Available-for-sale securities (2)	470	470	-	-
Restricted cash – certificate of deposit (3)	1,682	1,682	-	-
Total Assets at Fair Value	$10,837	$10,837	$-	$-

Fair Value Measurements of Other Instruments:
Debt (4)	$37,924	$-	$-	$37,924
Total Fair Value Measurements of Other Instruments:	$37,924	$-	$-	$37,924

	Fair Value Measurements at December 31, 2011
(in thousands)	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$18,169	$18,169	$-	$-
Available-for-sale securities (2)	1,191	1,191	-	-
Total Assets at Fair Value	$19,360	$19,360	$-	$-

Fair Value Measurements of Other Instruments:
Debt (4)	$34,165	$-	$-	$34,165
Total Fair Value Measurements of Other Instruments:	$34,165	$-	$-	$34,165

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

(4) The Company’s debt consists of current portion of long-term debt of $34,341 and $4,936, and long-term debt of $3,583 and $29,229, at June 30, 2012 and December 31, 2011, respectively, and has a carrying value which approximates fair value as determined using level 3 inputs.

The Company reviews the methodologies utilized to determine fair value on a quarterly basis. Any change in methodologies or significant inputs used in determining fair values are further reviewed to determine if a fair value level hierarchy change has occurred. Transfers in and out of Level 1, 2, and 3 are considered to be effective as of the end of the quarter in which they occur. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2012.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(in thousands, except for share and per share amounts)

The summary of available-for-sale securities consisted of the following at:

	June 30, 2012			December 31, 2011
	Carrying Amount	Gross Unrealized Loss	Fair Value	Carrying Amount	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$470	$-	$470	$1,191	$-	$1,191

The gross realized losses on sales of available-for-sale securities, which are included in other than-temporary impairment loss on available for-sale securities, were $50 for both the three and six months ended June 30, 2012 and $0 for both the three and six months ended June 30, 2011. The net adjustment to unrealized holding losses on available for sale securities included in other comprehensive income was $0 and $2 at June 30, 2012 and December 31, 2011, respectively.

NOTE 5 – Inventories

Inventories consisted of the following at:
	June 30, 2012	December 31, 2011
DIRECTV – serialized	$164	$3,661
DIRECTV – nonserialized	7,406	7,358
Other	2,474	3,257
Total	$10,044	$14,276

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

NOTE 6 – Land and Building

In January 2012, the Company formed a wholly-owned subsidiary, Multiband Special Purpose, LLC (MBSP). In February 2012, MBSP purchased land and an office building for $4,500. Pursuant to the transaction, MBSP assumed a mortgage held by the seller in the amount of $3,800. The mortgage is payable over the next seventy-nine months and carries an interest rate of 5.92% per annum. Monthly payments of principle and interest are due as follows: $36 from March 2012 through September 2016 and then $40 from October 2016 through August 2018. A final payment of $2,102 is due in September 2018. As additional collateral for the mortgage, MBSP posted a letter of credit in the lender’s favor of $1,682, which is fully backed by a certificate of deposit held by the lender and is classified as restricted cash in the balance sheet as of June 30, 2012.

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

NOTE 7 - Business Segments

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company believes that it has three operating segments: (1) FS, where the Company provides installation services to pay television (satellite and broadband cable) providers, internet providers and commercial customers, (2) MDU, where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master system operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators and (3) Engineering, Energy & Construction (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services, mostly done on a project basis. MBCorp segment includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. Segment disclosures are provided to the extent practicable under the Company's accounting system. Transactions within and between the segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(in thousands, except for share and per share amounts)

The Energy, Engineering & Construction (EE&C) business activity, which was acquired in September 2011, with its emphasis on design and construction, is materially different from the Company’s previous lines of business, which lead to a change in our segment reporting. As part of this change, the Company added EE&C segment and realigned the FS segment to be all types of installation services. As part of this realignment certain construction activities in the MDU segment were moved to the newly created EE&C segment. Amounts reported for the three and six months ended June 30, 2011 have been restated to reflect the new segments.

Segment disclosures are as follows:

Three months ended June 30, 2012	FS	MDU	EE&C	MBCorp	Total
Revenues	$61,165	$6,116	$2,524	$-	$69,805
Income (loss) from operations	1,194	426	(375)	(482)	763
Income (loss) before income taxes	660	364	(376)	(1,074)	(426)
Identifiable assets	90,879	10,191	3,314	31,919	136,303
Depreciation and amortization	949	573	41	208	1,771
Capital expenditures	114	9	15	838	976

Three months ended June 30, 2011	FS	MDU	EE&C	MBCorp	Total
Revenues	$65,543	$5,315	$924	$-	$71,782
Income (loss) from operations	5,218	(411)	261	(581)	4,486
Income (loss) before income taxes	4,717	(441)	261	(953)	3,584
Identifiable assets	83,465	10,411	-	40,716	134,592
Depreciation and amortization	930	625	-	150	1,705
Capital expenditures	18	312	-	93	423

Six months ended June 30, 2012	FS	MDU	EE&C	MBCorp	Total
Revenues	$125,142	$11,793	$5,097	$-	$142,032
Income (loss) from operations	1,330	684	(811)	(1,177)	26
Income (loss) before income taxes	272	561	(815)	(2,354)	(2,336)
Identifiable assets	90,879	10,191	3,314	31,919	136,303
Depreciation and amortization	1,860	1,154	87	387	3,488
Capital expenditures	391	104	35	1,132	1,662

Six months ended June 30, 2011	FS	MDU	EE&C	MBCorp	Total
Revenues	$124,476	$10,063	$1,718	$-	$136,257
Income (loss) from operations	7,806	(1,332)	493	(2,116)	4,851
Income (loss) before income taxes	6,791	(1,389)	493	(2,452)	3,443
Identifiable assets	83,465	10,411	-	40,716	134,592
Depreciation and amortization	1,865	1,258	-	297	3,420
Capital expenditures	101	459	-	207	767

NOTE 8 – Commitments and Contingencies

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred. The Company has recorded $572 and $3,072 of accrued liabilities at June 30, 2012 and December 31, 2011, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP).  The Company was not named in this complaint.  In May 2011, these individuals settled the complaint with the DOL. Certain defendants in this matter have filed suit against the Company for advancement and or reimbursement of expenses. Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial is currently being appealed. Based on the summary judgement, management determined that it was appropriate to reverse a $1,800 related legal accrual as of June 30, 2012.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(in thousands, except for share and per share amounts)

In a separate arbitration, one of the defendants, Woody Bilyeu, was also pursuing an arbitration proceeding against DTHC seeking acceleration of his promissory note with DTHC which totals approximately $9,000 as of June 30, 2012 and was attempting to collect costs from a Company subsidiary for a different note that was paid off in 2009. Bilyeu lost the arbitration proceeding in June 2012 and no costs were awarded against the Company.

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

Pending Acquisition

On July 9, 2012, the Company entered into an Acquisition Agreement (“Agreement”) with MDU Communications International, Inc., a Delaware corporation (“MDUC”). Upon the terms and subject to the conditions set forth in the Agreement, MDUC will merge with and into a wholly owned subsidiary of Multiband, (MBSUB), with MDUC continuing as the surviving corporation (“Merger”). MDUC would then be a wholly owned subsibidary of the Company.

Upon completion of the Merger, each issued and outstanding share of MDUC common stock (other than shares held by Multiband, MDUC and their respective subsidiaries) will be, subject to adjustment, converted into 0.759 shares of common stock of Multiband (Exchange Ratio). The Agreement provides for adjustment of the number of Multiband shares if the average closing price of Multiband common stock varies greater or less than 20% (based on a price of $3.00 per share) for a ten trading day period prior to completion of the merger. In the alternative, Multiband has the option to pay an equivalent $12.9 million in cash for all the issued and outstanding shares of MDUC common stock. The Agreement also provides for contingent consideration to MDUC stockholders of record if MDUC enters into a definitive agreement with a third party prior to or within three months after the Effective Time for the sale of a certain number of subscribers, proceeds from which would reduce the outstanding MDUC credit facility.

Each outstanding option (vested or unvested) to purchase shares of MDUC common stock will be assumed by Multiband and valued according to the Exchange Ratio. Each outstanding share of MDUC restricted stock will vest in full and become free of restrictions immediately prior to the Effective Time, and at the Effective Time will be converted into the right to receive 0.759 shares of common stock of Multiband.

The merger agreement is subject to certain conditions including: (a) MDUC agreeing not to solicit competing acquisition proposals, subject to certain exceptions, and (b) that MDUC will call, give notice of, convene and hold a stockholders’ meeting for the purpose of voting on the Agreement. The Agreement may be terminated, before or after receipt of MDUC stockholder approval, in certain circumstances, including: (a) by mutual written agreement of the parties; (b) by either party upon a denial of a required consent or approval; (c) by either party if MDUC stockholders fail to approve the transactions contemplated by the Agreement; (d) by either party if the Merger is not consummated on or before December 31, 2012, if such failure is not caused by any breach of the Agreement by the party proposing to terminate; (e) failure of either party to receive lender approval; or (f) by a failure to satisfy fully any of the conditions precedent obligating either party at or prior to the Effective Time.

If MDUC accepts a competing proposal for acquisition prior to the vote of MDUC stockholders, MDUC may be required to pay Multiband a termination fee of $500.

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

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

Termination of the Company's DIRECTV agreements would have a material adverse impact on the Company's on-going operations. Revenues generated from DIRECTV amounted to 84.3% and 85.9% of total revenue for the three and six months ended June 30, 2012, respectively. Revenues generated from DIRECTV amounted to 97.4% and 97.7% of total revenue for the three and six months ended June 30, 2011, respectively. Accounts receivable from DIRECTV were 70.9% and 82.4% of total accounts receivable as of June 30, 2012 and December 31, 2011, respectively. The Company purchases a substantial portion of its inventory from DIRECTV. DIRECTV is the only supplier of the major components (i.e., dishes and receivers) used in FS segment installations. The total amounts payable to DIRECTV, related to inventory supplied by them, was $11,482 and $23,480 at June 30, 2012 and December 31, 2011, respectively.

Short-term financing

During 2012, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $4,241 for workers compensation insurance premiums. This financing agreement carries an interest rate of 3.25% and requires monthly payments of principle and interest of $394 through December 2012. As of June 30, 2012, the outstanding balance was $2,343.

NOTE 9 – Income Taxes

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company would adjust its valuation allowance in the period the determination was made.  The Company considers projected future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized.   During the three and six month periods ending June 30, 2012, the Company increased its valuation allowance by $23 and $239, respectively, to provide a full valuation allowance against the deferred tax asset related to the other-than-temporary impairment charges recorded on the shares held in WPCS International, Inc. (see Note 4) as the Company believes it is not more-likely-than-not to realize the benefit of the deferred tax asset. At June 30, 2012 and December 31, 2011, the valuation allowance was $14,220 and $13,981, respectively.

The Company’s effective tax rate on loss before income taxes for the three and six month periods ended June 30, 2012 was 64.1% and 35.5%, respectively. The Company’s effective tax rate on income before income taxes for the three and six month periods ended June 30, 2011 was 43.2% and 43.6%, respectively. For the three and six month periods ended June 30, 2012, the Company recorded an income tax benefit of $(273) and $(830), respectively. For the three and six month periods ended June 30, 2011, the Company recorded an income tax provision of $1,549 and $1,500, respectively.

NOTE 10 – Related Party Transactions

On June 11, 2012, the Company entered into an unsecured short-term promissory note in the amount of $700 with Frank Bennett, director of the Company. The note carries an interest rate of 8.5% per annum and requires monthly interest only payments with the principal balance due on December 11, 2012.

The above transaction was approved by the disinterested members of the Company’s board of directors.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Corporate Information

We are a Minnesota corporation formed in September 1975. Our principal executive offices are located at 5605 Green Circle Drive, Minnetonka, Minnesota 55343, and our telephone number is (763) 504-3000. Our website address is www.multibandusa.com. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report. As used in this report, references to “we,” “our,” “us,” “Multiband” and “the Company” refer to Multiband Corporation unless the context indicates otherwise.

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

Multi-Dwelling Unit Segment (MDU)

Through our MDU segment, we serve as a master system operator for DIRECTV, which allows us to offer satellite television services to residents of multi-dwelling units directly and through a network of affiliated operators. The MDU segment also offers bundled services for voice, data and video directly to residents in the MDU market. Our primary customers in the MDU segment are property owners/managers who are focused on delivering their residents (our end users) reliability, quality service, short response times, minimized disruptions and alterations on the property, and value added services. Our contracts with the property owner typically run three to ten years pursuant to right-of-entry agreements between property owners and us. Within this segment, we also offer our internal support center and billing platform to service third party clients. As of July 31, 2012, we had approximately 136,000 owned and managed subscribers, with an additional 46,000 subscribers supported by the support center.

Energy, Engineering & Construction Segment (EE&C)

The Company also provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services which are usually done on a project basis.

Backlog (in thousands)

As of June 30, 2012, we had a backlog of unfilled orders of approximately $2,450 compared to approximately $1,817 at December 31, 2011. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances from time to time in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

SELECTED CONSOLIDATED FINANCIAL DATA (expressed as a percentage of revenue)

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30, 2012 (unaudited)	June 30, 2011 (unaudited)	June 30, 2012 (unaudited)	June 30, 2011 (unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	74.3%	72.6%	73.8%	73.3%

SELLING, GENERAL & ADMINISTRATIVE	22.1%	18.8%	23.7%	20.7%
DEPRECIATION & AMORTIZATION	2.5%	2.3%	2.5%	2.5%

INCOME FROM OPERATIONS	1.1%	6.3%	0.0%	3.5%
INTEREST EXPENSE & OTHER, NET	-1.7%	-1.3%	-1.6%	-1.0%
INCOME BEFORE INCOME TAXES	-0.6%	5.0%	-1.6%	2.5%
PROVISION (BENEFIT) FOR INCOME TAXES	-0.4%	2.2%	-0.6%	1.1%
NET INCOME (LOSS)	-0.2%	2.8%	-1.0%	1.4%

RESULTS OF OPERATIONS (in thousands, except for percentages)

Revenues

Total revenues decreased 2.8% to $69,805 for the quarter ended June 30, 2012 as compared to $71,782 for the quarter ended June 30, 2011. Revenues for the six months ended June 30, 2012 increased 4.2% to $142,032 from $136,257 for the same period in 2011.

FS segment revenues for the three months ended June 30, 2012 were $61,165 in comparison to $65,543 for the same period in 2011, a decrease of 6.7%. Revenue generated under the home services provider agreement with DIRECTV decreased $8,828, or 13.7%, as a result of a 16.7% decline in the number of closed work orders between periods. This decline was partially offset by a $1,692 (507.2%) increase in WildBlue fulfillment revenue and revenue from the cable fulfillment business (acquired in late 2011 and early 2012), which totaled $2,778 in the 2012 period. Revenues for the six months ended June 30, 2012, for the FS segment, were $125,142 as compared to $124,476 for the same period in 2011, an increase of 0.5%. Revenue generated under the home services provider agreement with DIRECTV decreased $6,722, or 5.5%, as a result of a 9.1% decline in the number of closed work orders between years. This decline was more than offset by a $2,613 (280.9%) increase in WildBlue fulfillment revenue and revenue from the cable fulfillment business, which totaled $5,544 in 2012. During the remainder of 2012, the Company expects FS segment revenues to improve during the third quarter followed by a normal seasonal decrease in the fourth quarter.

The MDU segment had revenues of $6,116 for the three months ended June 30, 2012, compared to $5,315 for the same period in 2011, an increase of 15.1%. Revenues for the six month period ended June 30, 2012, increased 17.2% to $11,793 from $10,063 for the same period in 2011. During the three months ended June 30, 2012, the Company increased its MDU revenue via an increase in call center and system operator related revenue. During 2012, the Company expects MDU segment revenues to increase by subscriber growth.

The EE&C segment revenues increased from $924 for the three months ended June 30, 2011 to $2,524 for the three months ended June 30, 2012, an increase of 173.3%. The Company’s acquisition of SE and MW in September 2011, accounted for $4,301 of this increase which was partially offset by a decrease in MDU construction revenue of $921. Revenues for the six month period ended June 30, 2012, for the EE&C segment, increased 196.7% to $5,097 from $1,718 for the same period in 2011. Revenues generated by SE and MW accounted for $4,301 of this increase which was partially offset by a decrease in MDU construction revenue of $922. During 2012, the Company expects EE&C segment revenues to increase as the Company increases its sales and bidding efforts.

Cost of Products and Services (exclusive of depreciation and amortization)

The Company's cost of products and services decreased by 0.4% to $51,877 for the quarter ended June 30, 2012, as compared to $52,110 for the same quarter last year. For the six months ended June 30, 2012, cost of products and services were $104,857 compared to $99,869 in the prior year, a 5.0% increase.

Cost of products and services for the FS segment decreased by 4.2% for the three months ended June 30, 2012 to $46,108, compared to $48,132 in the prior year quarter. The decrease is in line with the decrease in FS segment revenues during the period. As a percentage of revenue, cost of products and services for the FS segment was 75.4% and 73.4% for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, cost of products and services were $93,670 for the FS segment compared to $92,105 in the prior year, a 1.7% increase. The increase is in line with the increase in FS segment revenues during the period. As a percentage of revenue, cost of products and services for the FS segment was 74.9% and 74.0% for the six months ended June 30, 2012 and 2011, respectively. During 2012, the Company expects FS segment costs of products and services to remain relatively constant in relation to FS segment revenue.

Cost of products and services for the MDU segment increased by 12.8% for the current quarter to $3,740, compared to $3,315 in the same quarter last year. For the six months ended June 30, 2012, cost of products and services were $7,075 for the MDU segment, compared to $6,539 in the prior year, an 8.2% increase. As a percentage of revenue, cost of products and services for the MDU segment was 60.0% and 65.0% for the six months ended June 30, 2012 and 2011, respectively. The increase was due to system operator related costs. For the remainder of 2012, the Company expects MDU costs of products and services to be consistent as a percentage of revenues.

For the EE&C segment, cost of products and services were $2,029 for the quarter ended June 30, 2012, compared to $663 in the same quarter last year, a 206.0% increase. The acquisition of SE and MW in September 2011 accounted for $1,749 of this increase. As a percentage of revenue, costs of products and services for the EE&C segment were 80.3% and 71.8% for the quarters ended June 30, 2012 and 2011, respectively. The increase in costs as a percentage of revenues between periods is due to economic conditions and the competitive marketplace in which this segment operates. For the six months ended June 30, 2012, cost of products and services were $4,112 for the EE&C segment, compared to $1,225 in the prior year, a 235.7% increase. Costs associated with SE and MW accounted for $3,532 of this increase while MDU construction costs declined by $645. As a percentage of revenue, cost of products and services for the EE&C segment was 80.7% and 71.3% for the six months ended June 30, 2012 and 2011, respectively. For the remainder of 2012, the Company expects EE&C segment costs of products and services to remain relatively consistent in relation to EE&C segment revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $15,394 for the quarter ended June 30, 2012, compared to $13,481 in the prior year’s quarter, an increase of 14.2%. Costs associated with newly acquired operations accounted for $1,769 (92.3%) of the increase. Selling, general and administrative expenses were, as a percentage of revenues, 22.1% for the quarter ended June 30, 2012 and 18.8% for the same period a year ago. For the six months ended June 30, 2012, selling, general and administrative expenses increased 19.7% to $33,661 compared to $28,117 for the six months ended June 30, 2011. Costs associated with newly acquired operations accounted for $3,639 (65.6%) of the increase. The remainder of the increase was caused by an increase in benefit costs, which was driven by a variety of factors including an increase in health plan expenses due to an increase in the number of participants and certain significant medical claims incurred under the Company’s self-insured plan. The Company believes that offering improved benefits to employees will lead to improved retention, which will drive down recruitment and training costs. Workers compensation expense also increased due to an increase in the number of claims filed in 2012. As a percentage of revenue, selling general and administrative expenses were 23.7% for the six months ended June 30, 2012, compared to 20.6% for the same period in 2011. The Company anticipates that during the remainder of 2012, selling, general and administrative expenses will decline as a percentage of total revenues.

Depreciation and Amortization

Depreciation and amortization expense of $1,771 for the quarter ended June 30, 2012, compared to $1,705 in the prior year’s quarter, an increase of 3.9%. For the six months ended June 30, 2012, depreciation and amortization increased 2.0% to $3,488 compared to $3,420 for the six months ended June 30, 2011.

Income from Operations

In the second quarter of 2012, the Company earned income from operations of $763, versus operating income of $4,486 during the prior year’s comparable period. Income from operations was $26 during the first six months of 2012 compared to $4,851 during the first half of 2011.

For the second quarter of 2012, the FS segment earned income from operations of $1,194 compared to $5,218 in the same period last year, a decrease of 77.1%. The decrease in income from operations was primarily due to an increase in selling, general and administrative expense together with a $502 operating loss generated by the cable fulfillment business, which was acquired in late 2011 and early 2012. For the six months ended June 30, 2012, income from operations was $1,330 for the FS segment, compared to $7,806 in the prior year. This decrease in income from operations was primarily due to an increase in selling, general and administrative expense together with a $1,064 operating loss generated by the cable fulfillment business. The FS segment is expected to improve its profitability through the balance of 2012 as seasonal increases in work orders occur and the cable fulfillment operation becomes fully integrated into the Company’s systems and processes.

The MDU segment showed income from operations of $426 for the three months ended June 30, 2012, compared to a loss of $411 for the three months ended June 30, 2011. For the six months ended June 30, 2012, income from operations was $684 for the MDU segment, compared to a loss from operations of $1,332 in the same period last year. The Company plans to continue its improvement in the MDU segment in future periods by increasing levels of activity in the managed subscriber divisions (the Master System Operator and call center divisions) and by reshaping its owned subscriber footprint in concentrated, targeted geographic markets in order to service the customers more efficiently.

The EE&C segment had a loss from operations of $375 for the second quarter of 2012, compared to income from operations of $261 in the second quarter of 2011. During the 2012 period, SE and MW combined to produce a loss from operations of $545. For the six months ended June 30, 2012, loss from operations was $811 for the EE&C segment, compared to income from operations of $493 in the same period last year. In 2012, the operations of SE and MW contributed an operating loss of $1,027. For the balance of 2012, the Company expects this segment to improve its results as SE and MW increases revenue and this business becomes fully integrated into the Company’s systems and processes.

The MBCorp segment, which has no revenues, had loss from operations of $482 for the three months ended June 30, 2012, compared to a loss of $581 for the three months ended June 30, 2011. For the six months ended June 30, 2012, loss from operations was $1,177 compared to a loss from operations of $2,116 in the same period last year. This decrease is mainly due to additional corporate allocation as a result of increased head count in the subsidiaries. The MBCorp segment is expected to show losses in future periods as corporate overhead is expected to remain consistent with current levels with no offsetting revenues or anticipated credits to expenses.

Interest Expense

Interest expense was $925 for the quarter ended June 30, 2012, versus $964 for the same period a year ago. Interest expense was $1,839 for the six months ended June 30, 2012 and $1,950 for the same period last year.

Other-than-Temporary Impairment Loss

For the three months ended June 30, 2012 and 2011, the Company recorded an other-than-temporary impairment loss of $290 and $0, respectively. For the six months ended June 30, 2012 and 2011, the Company recorded an other-than-temporary impairment loss of $581 and $0, respectively. The losses were due to the decline in the fair value of the shares it holds in WPCS International, Inc. (see Note 4).

Provision for (Benefit from) Income Taxes

The Company recorded an income tax provision (benefit) of $(273) (64.1% of net loss before income taxes) and $1,549 (43.2% of net income before income taxes) for the three months ended June 30, 2012 and 2011, respectively. The Company recorded an income tax benefit of $(830) (35.5% of net loss before income taxes) for the six months ended June 30, 2012 compared to an income tax provision of $1,500 (43.6% of net income before income taxes) for the year ended June 30, 2011. The Company has no significant unrecognized tax benefits as of June 30, 2012 that would reasonably be expected to affect our effective tax rate.

Net Income (Loss)

In the second quarter of fiscal 2012, the Company reported a net loss of $153 compared to a net income of $2,035 for the second fiscal quarter of 2011. For the six months ended June 30, 2012, the Company recorded a net loss of $1,506 compared to a net income of $1,943 for the six months ended June 30, 2011.

Liquidity and Capital Resources

During the six months ended June 30, 2012 and 2011, the Company incurred a net loss of $1,506 and earned a net income of $1,943, respectively. Cash used by operations during the six months ended June 30, 2012 was $4,336, compared to cash provided by operations of $11,386 during the six months ended June 30, 2011. During the first six months, DTV implemented certain changes in the way it prices, finances and sells equipment to the Company, resulting in a one-time reduction of cash of approximately $3,200. This change had no impact on operating income. A significant reduction in accounts receivable, inventory and accounts payable balances also resulted from the equipment price change.

Net cash used in investing activities totaled $3,217 for the six months ended June 30, 2012, compared to $3,307 for the six months ended June 30, 2011. During the first six months of 2012, purchases of property and equipment totaled $1,662, the Company acquired cable fulfillment assets for $700 and increased restricted cash as security for a letter of credit in connection with the acquisition of land and a building for $1,682. In addition, the transaction to acquire land and a building resulted in proceeds of $685. The Company also received proceeds from the sale of available-for-sale securites of $141.

Net cash used in financing activities was $1,931 for the six months ended June 30, 2012, compared to net cash provided by financing activities of $7,795 for the six months ended June 30, 2011. Cash used during the 2012 quarter consisted of payments on short-term debt of $2,217 and payments on capital lease obligations of $244. Principle payments on current long-term debt, short-term debt, related party debt – short term and capital lease obligations over the next 12 months are expected to total $38,126. At June 30, 2012, the Company was in compliance with its debt covenants. The Company intends to pay these maturing debt obligations via refinancing the debt and/or via a combination of the actions listed below.

Cash and cash equivalents totaled $8,685 at June 30, 2012, versus $18,169 at December 31, 2011. The Company has a working capital deficit of $24,320 at June 30, 2012, compared to positive working capital of $7,463 at December 31, 2011. The working capital deficit at June 30, 2012 is impacted by the fact that long-term debt totaling $34,341 is classified as a current liability as the maturity dates are within the next twelve months. The Company intends to refinance these obligations sometime during 2012.

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

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued operating profit in the Company’s FS segment (see Note 7).
2.	Solicit additional equity investment in the Company by issuing either preferred or common stock for general corporate purposes.
3.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.
4	Expand call center support with sales of call center services to both existing and future system operators.
5.	Improve results in the MDU segment by reshaping its owned subscriber footprint to gain efficiencies and by expanding its managed subscriber base by adding new system operators.
6.	Improve results in the newly diversified business segments by further integrating these segments into the Company’s traditional systems and processes.

The Company, as of June 30, 2012, needs to continue to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations. Since the Company acquired significant assets in its purchase of 100% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets.  Management believes that through a combination of leveraging and refinancing assets, its cash on hand, greater expense control, recent positive operating income, and potential sales of common and/or preferred stock, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

As of June 30, 2012, we had a backlog of unfilled orders of approximately $2,450 compared to approximately $1,817 at December 31, 2011. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred. The Company has recorded $572 and $3,072 of accrued liabilities at June 30, 2012 and December 31, 2011, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP).  The Company was not named in this complaint.  In May 2011, these individuals settled the complaint with the DOL. Certain defendants in this matter have filed suit against the Company for advancement and or reimbursement of expenses. Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial is currently being appealed. Based on the summary judgement, management determined that it was appropriate to reverse a $1,800 related legal accrual as of June 30, 2012.

In a separate arbitration, one of the defendants, Woody Bilyeu, was also pursuing an arbitration proceeding against DTHC seeking acceleration of his promissory note with DTHC which totals approximately $9,000 as of June 30, 2012 and was attempting to collect costs from a Company subsidiary for a different note that was paid off in 2009. Bilyeu lost the arbitration proceeding in June 2012 and no costs were awarded against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except for share and per share amounts)

Unregistered Sales of Equity Securities

None during the quarterly period ended June 30, 2012.

Issuer Purchases of Equity Securities

On June 4, 2012, the Company announced that its Board of Directors has approved the repurchase of up to 2.0 million shares of its common stock over a six month period commencing on June 6, 2012. On June 13, 2012, the Company entered into a Stock Repurchase Plan pursuant to SEC Rule10b-18, which documents the guidelines, rules and limitations of the program. The following table summarizes shares repurchased pursuant to this program during the quarter ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Number of Shares that May Yet Be Purchased Under the Programs
June 1, 2012 – June 30, 2012	10,000	$2.15	10,000	1,990,000

(1)	All shares purchased during the three months ended June 30, 2012 were made in open-market transactions.

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

MULTIBAND CORPORATION. Registrant

Date: August 14, 2012	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Steven M. Bell
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

Page 26