Form 10-K/A
period 2011-12-31
MULTIBAND CORP
filed 2012-10-19
CIK 732412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 1

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

  41-1255001

(IRS Employer Identification No.)

5605 Green Circle Drive, Minnetonka, Minnesota 55428

(Address of principal executive offices, including zip code)

Telephone (763) 504-3000 Fax (763) 504-3060

9449 Science Center Drive, New Hope, Minnesota 55428

(Former name or former address, if changed since last report)

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (Amendment) amends the Annual Report on Form 10-K of Multiband Corporation and subsidiaries (the Company) for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (SEC) on March 30, 2012 (the Original filing). This Amendment is being filed to amend the signatures, to include at least the majority of the board of directors or persons performing similar functions in accordance with Rule 12b-11 of Regulation 12B.T.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original filing, as well as the Company’s other filings made with the SEC pursuant to the Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

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

Class/ Series	Date of Issuance	Shares Outstanding (1)	Annual Dividend Rate	Number of shares issued upon conversion (2)	Liquidation Preference	Redeemable by Company
A	12/98	12,696	8% payable quarterly	1 shares	$133,308	Yes (4)
C	6/00	109,000	10% payable quarterly	.40 shares	1,090,000	Yes (5)
F	6/04	150,000	10% payable quarterly	1 shares	1,500,000	Yes (5)
G	9/04	10,000	8% payable quarterly	1.25 shares	100,000	—
H	11/04	1	6% payable semi-annually(3)	$1.00/share	100,000	Yes (6)(7)
		281,697

(1)	All preferred stock is non-voting.
(2)	Preferred shares are convertible at any time. Figures are adjusted for a 1-for-5 reverse stock split of the Company’s common stock, effective August 7, 2007.
(3)	Dividends payable in common stock at a fixed rate of $1.00 per share.
(4)	Redeemable at $10.50 per share in accordance with the terms and conditions of the preferred stock certificate of designation.
(5)	Redeemable at $10.00 per share whenever the Company’s common stock price exceeds certain defined criteria and other terms and conditions of the preferred stock certificate of designation.
(6)	Redeemable at $100,000 per share in accordance with the terms and conditions of the preferred stock certificate of designation.
(7)	Redeemable at option of holder in accordance with the terms and conditions of the preferred stock certificate of designation.

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

Name	Age	Position	Director Since
James L. Mandel	55	Chief Executive Officer and Director	1998
Steven M. Bell	52	General Counsel, Chief Financial Officer and Director	1994
Frank Bennett	55	Director	2002
Jonathan Dodge	64	Director	1997
Eugene Harris	47	Director	2004
Donald Miller	71	Chairman of the Board of Directors	2001
Peter K. Pitsch	59	Director	2011

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

2. Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement by and between Vicom, Inc. and Enstar Networking Corporation dated December 31, 1998 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, as amended, filed April 7, 2000).

2.2	Agreement and Plan of Merger by and among Vicom, Inc. and Ekman, Inc. dated December 29, 1999 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10, as amended, filed April 7, 2000).

2.3	Asset Purchase Agreement between Vicom Systems LLC, Multiband Corporation and Corporate Technologies USA, Inc. dated effective as of March 31, 2005 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 7, 2005).

3.1	Articles of Incorporation of Multiband Corporation, as amended (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

3.2	Bylaws of Multiband Corporation (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.1	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 8% Class A Cumulative Convertible Preferred Stock and 10% Class B Cumulative Convertible Preferred Stock dated December 9, 1998 (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.2	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class C Cumulative Convertible Stock dated June 14, 2000 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.3	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 14% Class D Cumulative Convertible Preferred Stock dated November 17, 2000 (Incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.4	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 15% Class E Preferred Stock dated September 18, 2002 (as amended on September 29, 2009) (Incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.5	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 10% Class F Convertible Preferred Stock dated June 29, 2004 (Incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

4.6	Certificate of Designation of the Relative Rights, Restrictions and Preferences of 8% Class G Convertible Preferred Stock dated September 3, 2004 (as amended on September 20, 2004) (Incorporated herein by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

4.7	Certificate of Designation of the Relative Rights and Preferences of Series H Convertible Preferred Stock dated November 16, 2004 (Incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.8	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock dated February 1, 2005 (Incorporated herein by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.9	Certificate of Designations of Preferences and Rights of Series J Convertible Preferred Stock dated December 14, 2009 (Incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

4.10	Multiband Secured Promissory Note to DirecTECH Holding Company, Inc. dated January 2, 2008, and Allonge Amendment dated May 27, 2009 (Incorporated herein by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1, as amended, filed May 17, 2011).

4.11	Warrant to Subscribe for and Purchase Common Stock of Multiband Corporation held by Convergent Capital Partners II, L.P. dated May 27, 2009 (Incorporated herein by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

10.1	Debenture by and between Corporate Technologies USA, Inc. and Convergent Capital Partners I, L.P. dated March 9, 2000 (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, as amended, filed April 7, 2000).

10.2	First Supplement to Debenture Purchase Agreement by and between Corporate Technologies USA, Inc., and Convergent Capital Partners I, L.P. dated July 11, 2000 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed August 11, 2000).

10.3	Debenture Purchase Agreement by and among Multiband NE Incorporated, Multiband SC Incorporated, Multiband EC Incorporated, Multiband NC Incorporated, Multiband DV Incorporated and Convergent Capital Partners II, L.P. dated May 26, 2009 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 2, 2009).

10.4	Subordination Agreement by and among DirecTECH Holding Company, Inc., Bas Mattingly Master, LLC, Building Blocks Family Trust, LLC, Bernard J. Schafer Trust, LLC and Convergent Capital Partners II, L.P. dated May 27, 2009 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended, filed May 17, 2011).

10.5	Registration Rights Agreement by and between Multiband Corporation and Convergent Capital Partners II, L.P. dated May 27, 2009 (Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended, filed May 17, 2011).

10.6	Asset Purchase Agreement between Multiband Corporation and Consolidated Smart Broadband Systems dated October 19, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 24, 2006).

10.7	Asset Purchase Agreement between MDU Communications (USA) Inc. and Multiband Corporation dated July 19, 2007 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed July 25, 2007).

10.8	Supplemental Agreement and Plan of Share Exchange between Multiband Corporation, DirecTECH Holding Company, Inc. and Michigan Microtech, Inc. dated January 25, 2008 (Incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, filed February 12, 2008).

10.9	Stock Purchase Agreement between Multiband Corporation and DirecTECH Holding Company, Inc. dated November 3, 2008 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed November 6, 2008).

10.10	First Amendment to Stock Purchase Agreement by and between Multiband Corporation and DirecTECH Holding Company, Inc. dated December 30, 2008 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed January 2, 2009).

10.11	Registration Rights Agreement between Multiband Corporation and DirecTECH Holding Company, Inc. dated January 2, 2009 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

10.12	Management Rights Agreement between Multiband Corporation and DirecTECH Holding Company, Inc. dated January 2, 2009 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

10.13	Loan and Stock Pledge Agreement between Multiband Corporation and DirecTECH Holding Company, Inc. dated January 2, 2009 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

10.15**	Employment Agreement of James Mandel dated April 25, 2011 (Incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed April 28, 2011).

10.16**	Employment Agreement of Steven Bell dated April 25, 2011 (Incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, filed April 28, 2011).

10.17**	Employment Agreement of J. Basil Mattingly dated October 1, 2004 (Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed January 8, 2009).

10.18**	Amendment to Employment Agreement of J. Basil Mattingly dated December 27, 2007 (Incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed January 8, 2009).

10.19**	1999 Stock Compensation Plan, as amended (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement on Form DEF 14A, filed July 23, 2009).

10.20**	2000 Non-Employee Director Stock Compensation Plan, as amended (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Form DEF 14A, filed July 23, 2009).

10.21	Stock Purchase Agreement between Multiband Corporation and WPCS International Incorporated dated September 1, 2011 (Incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on 8-K, filed September 1, 2011).

10.22* **	Employment Agreement of Henry Block dated October 1, 2004..

10.23* **	Amendment to Employment Agreement of Henry Block dated January 1, 2009.

10.24* **	Employment Agreement of Tom Beaudreau dated December 1, 2011.

16.1	Changes in Registrant’s Certifying Accountant (Incorporated herein by reference to Exhibit 16.1 to the Company’s Registration Statement on 8-K, filed January 17, 2012).

21.1	List of subsidiaries of the Company (Incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

23.1*	Consent of Baker Tilly Virchow Krause, LLP

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act – James Mandel

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act – Steven Bell

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 – James Mandel

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – Steven Bell

101***	The following financial information from our Annual Report on Form 10-K for the year ended 2011, filed with the SEC on March 30, 2012, is formatted in eXtensible Business Reporting Language (XBRL): (i) the consolidated balance sheets as of December 31, 2011 and 2010; (ii) the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flow for the each of the three years in the period ended December 31, 2011; and (iii) the Notes to Consolidated Financial Statements (audited).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement.
***	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, additionally the data shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this 10-K Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIBAND CORPORATION. Registrant

Date: October 19, 2012	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer

Date: October 19, 2012	By:	/s/ Steven M. Bell
Steven M. Bell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: October 19, 2012	By:	/s/ Frank Bennett
Frank Bennett
Director

Date: October 19, 2012	By:	/s/ Jonathan Dodge
Jonathan Dodge
Director

Date: October 19, 2012	By:	/s/ Eugene Harris
Eugene Harris
Director

Date: October 19, 2012	By:	/s/ Donald Miller
Donald Miller
Chairman of theBoard of Directors

Date: October 19, 2012	By:	/s/ Peter K. Pitsch
Peter K. Pitsch
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Income (Loss)	F-6
Consolidated Statements of Stockholders' Equity	F-7
Consolidated Statements of Cash Flows	F-16
Notes to Consolidated Financial Statements	F-18
Supplemental Information
Report of Independent Registered Public Accounting Firm on Supplementary Information	F-1
Valuation and Qualifying Accounts	F-2

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

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in thousands, except for share amounts)

8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2008	14,171	$213	2,570	$26	114,080	$1,482	-	$-	150,000	$1,500
Stock issued:
Cash	-	-	-	-	-	-	70,000	700	-	-
Acquisition of 29% of Multiband NC Incorporated	-	-	-	-	-	-	-	-	-	-
Acquisition of 80% of – Multiband EC,NE, SC, MBMDU, DV, and Security	-	-	-	-	-	-	-	-	-	-
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	-	-	-	-	-	-	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	-	150,000	1,500	-	-
Conversion of notes payable	-	-	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-	-	-
Repurchase of common stock	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	-	-	(1,200)	(12)	(1,200)	(12)	-	-	-	-
Intrinsic value of convertible feature	-	-	-	-	-	(5)	-	-	-	-
Stock subscriptions receivable:
Interest earned	-	-	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-	-	-
Warrants issued for long-term financing	-	-	-	-	-	-	-	-	-	-
Warrants issued for interest expense related to warrants re-priced	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2009	14,171	$213	1,370	$14	112,880	$1,465	220,000	$2,200	150,000	$1,500

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-	-	$-
Acquisition of Hyatt Tech Systems	-	-	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-	-	-
Restricted stock issued	-	-	-	-	-	-	-	-	-	-
Earned stock compensation	-	-	-	-	-	-	-	-	-	-
In lieu of cash for services rendered	-	-	-	-	-	-	-	-	-	-
In lieu of cash for financing costs	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	-	-	(1,370)	(14)	(880)	(9)	(25,000)	(250)	-	-
Intrinsic value of convertible feature	-	-	-	-	-	(3)	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-	-	-
Decrease in reserve	-	-	-	-	-	-	-	-	-	-
Stock subscriptions written-off	-	-	-	-	-	-	-	-	-	-
Warrants issued for dividends	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Options issued for earned compensation	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2010	14,171	$213	-	$-	112,000	$1,453	195,000	$1,950	150,000	$1,500

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$-	-	$-
Exercise of warrants	-	-	-	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-	-	-
Secondary offering of common stock, net	-	-	-	-	-	-	-	-	-	-
Conversion of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of accrued interest	-	-	-	-	-	-	-	-	-	-
Conversion of dividends payable	-	-	-	-	-	-	-	-	-	-
Restricted stock issued	-	-	-	-	-	-	-	-	-	-
Earned stock compensation	-	-	-	-	-	-	-	-	-	-
Redemption of preferred stock	(1,475)	(14)	-	-	(3,000)	(30)	(195,000)	(1,950)	-	-
Intrinsic value of convertible feature	-	(8)	-	-	-	(12)	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-
Options issued for earned compensation	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-

BALANCES, December 31, 2011	12,696	$191	-	$-	109,000	$1,411	-	$-	150,000	$1,500

 See accompanying notes to the consolidated financial statements

	8% Class G		6% Class H		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2008	11,595	$48	2	$-	-	$-	9,642,374	$37,687
Stock issued:
Cash	-	-	-	-	-	-	-	-
Acquisition of 29% of Multiband NC Incorporated	-	-	-	-	-	-	-	-
Acquisition of 80% of – Multiband EC,NE, SC, MBMDU, DV, and Security	-	-	-	-	-	-	-	-
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	-	100	10,000	-	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	-	-	-
Conversion of notes payable	-	-	-	-	-	-	103,333	210
Conversion of accrued interest	-	-	-	-	-	-	800	5
Conversion of preferred stock			-	-	-	-	1,667	8
Conversion of dividends payable	-	-	-	-	-	-	34,750	264
Repurchase of common stock	-	-	-	-	-	-	(60,000)	(120)
Redemption of preferred stock	-	-	-	-	-	-	-	-
Intrinsic value of convertible feature	-	-	-	-	-	-	-	-
Stock subscriptions receivable:
Interest earned	-	-	-	-	-	-	-	-
Increase in reserve	-	-	-	-	-	-	-	-
Warrants issued for long-term financing	-	-	-	-	-	-	-	-
Warrants issued for interest expense related to warrants re-priced	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-
BALANCES, December 31, 2009	11,595	$48	2	$-	100	$10,000	9,722,924	$38,054

	8% Class G		6% Class H		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$(15)
Acquisition of Hyatt Tech Systems	-	-	-	-	-	-	12,000	24
Conversion of accrued interest	-	-	-	-	-	-	595	3
Conversion of dividends payable	-	-	-	-	-	-	392,162	902
Restricted stock issued	-	-	-	-	-	-	50,000	100
Earned stock compensation	-	-	-	-	-	-	-	-
In lieu of cash for services rendered	-	-	-	-	-	-	25,000	62
In lieu of cash for financing costs	-	-	-	-	-	-	103,164	181
Redemption of preferred stock	-	-	(1)	(1)	-	-	-	-
Intrinsic value of convertible feature	-	-	-	1	-	-	-	-
Stock subscriptions receivable:
Cash received	-	-	-	-	-	-	-	-
Interest collected	-	-	-	-	-	-	-	-
Interest earned	-	-	-	-	-	-	-	-
Decrease in reserve	-	-	-	-	-	-	-	-
Stock subscriptions written-off	-	-	-	-	-	-	-	-
Warrants issued for dividends	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Options issued for earned compensation	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-
BALANCES, December 31, 2010	11,595	$48	2	$-	100	$10,000	$10,305,845	$39,311

	8% Class G		6% Class H		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	-	$-	-	$-	-	$-	-	$(70)
Exercise of warrants	-	-	-	-	-	-	13,800	41
Exercise of options	-	-	-	-	-	-	30,416	55
Secondary offering of common stock, net	-	-	-	-	-	-	5,974,932	16,176
Conversion of preferred stock	-	-	-	-	-	-	5,003,654	10,024
Conversion of accrued interest	-	-	-	-	-	-	280	1
Conversion of dividends payable	-	-	-	-	-	-	236,579	625
Restricted stock issued	-	-	-	-	-	-	46,874	127
Earned stock compensation	-	-	-	-	-	-	-	-
Redemption of preferred stock	(1,595)	(16)	-	(23)	(100)	(10,000)	-	-
Intrinsic value of convertible feature	-	9	-	23	-	-	-	-
Options expense	-	-	-	-	-	-	-	-
Options issued for earned compensation	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-
BALANCES, December 31, 2011	10,000	$41	1	$-	-	$-	21,612,380	$66,290

See accompanying notes to the consolidated financial statements

	Stock Subscriptions Receivable	Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
BALANCES, December 31, 2008	$(84)	$46,038	$46	$(81,314)	$3,471	$9,113
Stock issued:
Cash	-	-	-	-	-	700
Acquisition of 29% of Multiband NC Incorporated	-	-	-	394	(2,054)	(1,660)
Acquisition of 80% of – Multiband EC,NE, SC, MBMDU, DV, and Security	-	-	-	-	6,306	6,306
Purchase of 20% of outstanding stock of DirecTECH operating entities via issuance of preferred stock	-	-	-	(4,004)	(5,996)	-
Reduction of related party debt with exchange for preferred stock	-	-	-	-	-	1,500
Conversion of notes payable	-	-	-	-	-	210
Conversion of accrued interest	-	-	-	-	-	5
Conversion of preferred stock	-	-	-	(8)	-	-
Conversion of dividends payable	-	-	-	-	-	264
Repurchase of common stock	-	-	-	-	-	(120)
Redemption of preferred stock	-	-	-	-	-	(24)
Intrinsic value of convertible feature	-	-	-	5	-	-
Stock subscriptions receivable:
Interest earned	(2)	-	-	-	-	(2)
Increase in reserve	60	-	-	-	-	60
Warrants issued for long-term financing	-	347	-	-	-	347
Warrants issued for interest expense related to warrants re-priced	-	30	-	-	-	30
Options expense	-	157	-	-	-	157
Preferred stock dividends	-	-	-	(367)	-	(367)
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	(39)	-	-	(39)
Net loss	-	-	-	(9,650)	(1,727)	(11,377)

BALANCES, December 31, 2009	$(26)	$46,572	$7	$(94,944)	$-	$5,103

	Stock Subscriptions Receivable	Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Stock issued:
Cash	$-	$-	$-	$-	$-	$(15)
Acquisition of Hyatt Tech Systems	-	-	-	-	-	24
Conversion of accrued interest	-	-	-	-	-	3
Conversion of dividends payable	-	-	-	-	-	902
Restricted stock issued	-	-	-	-	-	100
Earned stock compensation	-	171	-	-	-	171
In lieu of cash for services rendered	-	-	-	-	-	62
In lieu of cash for financing costs	-	-	-	-	-	181
Redemption of preferred stock	-	-	-	-	-	(274)
Intrinsic value of convertible feature	-	-	-	2	-	-
Stock subscriptions receivable:
Cash received	1	-	-	-	-	1
Interest collected	1	-	-	-	-	1
Interest earned	(1)	-	-	-	-	(1)
Decrease in reserve	(223)	-	-	-	-	(223)
Stock subscriptions written-off	248	-	-	-	-	248
Warrants issued for dividends	-	56	-	-	-	56
Options expense	-	593	-	-	-	593
Options issued for earned compensation	-	112	-	-	-	112
Preferred stock dividends	-	-	-	(1,490)	-	(1,490)
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	(5)	-	-	(5)
Net income	-	-	-	14,694	-	14,694

BALANCES, December 31, 2010	$-	$47,504	$2	$(81,738)	$-	$20,243

	Stock Subscriptions Receivable	Stock Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interest	Total
Stock issued:
Cash	$-	$-	$-	$-	$-	$(70)
Exercise of warrants	-	-	-	-	-	41
Exercise of options	-	-	-	-	-	55
Secondary offering of common stock, net	-	-	-	-	-	16,176
Conversion of preferred stock	-	-	-	-	-	10,024
Conversion of accrued interest	-	-	-	-	-	1
Conversion of dividends payable	-	-	-	-	-	625
Restricted stock issued	-	(2)	-	-	-	125
Earned stock compensation	-	231	-	-	-	231
Redemption of preferred stock	-	-	-	-	-	(12,033)
Intrinsic value of convertible feature	-	-	-	(12)	-	-
Options expense	-	1,097	-	-	-	1,097
Options issued for earned compensation	-	170	-	-	-	170
Preferred stock dividends	-	-	-	(775)	-	(775)
Other comprehensive income – unrealized losses on available-for–sale securities	-	-	(2)	-	-	(2)
Net income	-	-	-	7,044	-	7,044

BALANCES, December 31, 2011	$-	$49,000	$-	$(75,481)	$-	$42,952

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

NOTE 8 - Short-term Debt

Short-term debt consisted of the following at December 31:

	2011	2010
Note payable – DirecTECH Holding Company, Inc., due on demand beginning April 2009, 0% interest, unsecured. Paid in June 2011.	$-	$500
Note payable – Hyatt, monthly installments of $10 including interest of 8.25%, due December 2010, secured by subscriber assets. Paid in January 2011.	-	44
Note payable – PNC Equipment Finance, monthly installments of $20 including imputed interest of 9.2%, due June 2012, secured by software licenses.	77	-
Note payable – PNC Equipment Finance, monthly installments of $13 including imputed interest of 7.9%, due June 2012, secured by software licenses.	233	-
Notes payable - First Insurance Funding Corporation, monthly installments of $19 including interest of 5.6%, due July 2012, secured by return premiums, dividend payments and certain loss payments	147	-
Short-term debt	$457	$544

NOTE 9 - Long-term Debt

Long-term debt consisted of the following at December 31:

	2011	2010
Debenture payable - Convergent Capital Partners, II, L.P., see terms in note below, net of original issue discount of $96 and $192, respectively.	$4,904	$4,808
Note payable – PNC Equipment Finance, monthly installments of $2 including imputed interest of 9.7%, due June 2012, secured by software licenses.	10	27
Note payable – DirecTECH Holding Company, Inc. This note is due in full on January 1, 2013, interest payable quarterly in arrears at 8.25%.	29,155	29,449
Note payable – Ford Credit, monthly installments of $1 comprised of principal and interest, at 6.6%, through July 2016.	47	-
Note payable – GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through June 2015.	24	-
Note payable – GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through August 2015.	25	-
Notes payable – group of accredited institutional investors. Paid in full during 2011.	-	47
Note payable, interest at 7%, paid in full via life insurance proceeds in 2011.	-	49
Total long-term debt, net of original issue discount of $96 and $192, respectively.	34,165	34,380
Less: current portion and original issue discount of $96 and $64, respectively.	(4,936)	-
Long-term debt, net of current portion	$29,229	$34,380

Future maturities of long-term debt are as follows for the years ending December 31:

2012	$5,032
2013	29,178
2014	24
2015	20
2016	7
Total future maturities payments	$34,261

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

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(in thousands, except for shares and per share amounts)

Class/ Series	Date of Issuance	Shares Outstanding (1)	Annual Dividend Rate	Number of shares issued upon conversion (2)	Liquidation Preference	Redeemable by Company
A	12/98	12,696	8% payable quarterly	1 shares	$ 133,308	Yes (4)
C	6/00	109,000	10% payable quarterly	0.40 shares	1,090,000	Yes (5)
F	6/04	150,000	10% payable quarterly	1 shares	1,500,000	Yes (5)
G	9/04	10,000	8% payable quarterly	1.25 shares	100,000	—
H	11/04	1.00	6% payable semi-annually (3)	-	100,000	Yes (6)(7)
		281,697

(1)	All preferred stock is non-voting.
(2)	Preferred shares are convertible at any time. Figures are adjusted for a 1-for-5 reverse stock split of the Company’s common stock, effective August 7, 2007.
(3)	Dividends payable in common stock at a fixed rate of $1.00 per share.
(4)	Redeemable at $10.50 per share in accordance with the terms and conditions of the preferred stock certificate of designation.
(5)	Redeemable at $10.00 per share whenever the Company’s common stock price exceeds certain defined criteria and other terms and conditions of the preferred stock certificate of designation.
(6)	Redeemable at $100,000 per share in accordance with the terms and conditions of the preferred stock certificate of designation.
(7)	Redeemable at option of holder in accordance with the terms and conditions of the preferred stock certificate of designation.

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

F-1

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

F-2