Form 10-Q
period 2012-09-30
MULTIBAND CORP
filed 2012-11-14
CIK 732412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

Yes ☐ No ☒

On November 2, 2012, there were 21,640,959 shares outstanding of the registrant's common stock, no par value, and 281,696 outstanding shares of the registrant's convertible preferred stock.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)
REVENUES	$85,695	$86,366	$227,727	$222,623

COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	62,893	60,332	167,750	160,201
Selling, general and administrative	17,557	17,014	51,218	45,131
Depreciation and amortization	1,789	1,566	5,277	4,986

Total costs and expenses	82,239	78,912	224,245	210,318

INCOME FROM OPERATIONS	3,456	7,454	3,482	12,305

OTHER EXPENSE
Interest expense	(935)	(1,038)	(2,774)	(2,989)
Interest income	6	7	19	19
Proceeds from life insurance	-	-	-	409
Gain on bargain purchase	177	-	177	-
Losses attributable to available for-sale securities	(71)	-	(652)	-
Other income	9	125	54	246

Total other expense	(814)	(906)	(3,176)	(2,315)

INCOME BEFORE INCOME TAXES	2,642	6,548	306	9,990

PROVISION FOR INCOME TAXES	1,015	2,869	185	4,369

NET INCOME	1,627	3,679	121	5,621

Preferred stock dividends	68	70	303	729
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,559	3,609	$(182)	$4,892

INCOME (LOSS) PER COMMON SHARE – BASIC:
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$0.07	$0.17	$(0.01)	$0.32
INCOME (LOSS) PER COMMON SHARE – DILUTED:
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$0.07	$0.16	$(0.01)	$0.26
Weighted average common shares outstanding – basic	21,690	21,595	21,744	15,418
Weighted average common shares outstanding - diluted	22,427	23,047	21,744	19,791

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)

NET INCOME	$1,627	$3,679	$121	$5,621

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized losses on securities:
Unrealized holding losses arising during period	-	(669)	-	(825)

COMPREHENSIVE INCOME	$1,627	$3,010	$121	$4,796

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	September 30, 2012 (unaudited)	December 31, 2011 (audited)
CURRENT ASSETS
Cash and cash equivalents	$10,129	$18,169
Available-for-sale securities	-	1,191
Accounts receivable, net	31,735	28,359
Inventories	11,065	14,276
Costs and estimated earnings in excess of billings on uncompleted contracts	1,633	998
Prepaid expenses and other	2,447	1,361
Income tax receivable	833	42
Deferred tax assets – current	6,814	6,862
Total Current Assets	64,656	71,258
PROPERTY AND EQUIPMENT, NET	11,815	6,304
OTHER ASSETS
Goodwill	37,796	37,796
Intangible assets, net	12,451	14,597
Restricted cash – certificate of deposit	1,682	-
Insurance collateral	10,898	8,061
Other assets	1,470	2,452
Deferred tax assets – long-term	949	1,134
Total Other Assets	65,246	64,040

TOTAL ASSETS	$141,717	$141,602

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

(in thousands, except share and liquidation preference amounts)

	September 30, 2012 (unaudited)	December 31, 2011 (audited)
CURRENT LIABILITIES
Short-term debt	$1,498	$457
Related parties debt – short term	650	-
Current portion of long-term debt, net of original issue discount	34,369	4,936
Current portion of capital lease obligations	538	324
Accounts payable	28,031	32,354
Billings in excess of costs and estimated earnings on uncompleted contracts	24	41
Accrued liabilities - current	21,978	24,113
Deferred service obligations and revenue	503	1,570
Total Current Liabilities	87,591	63,795
LONG-TERM LIABILITIES
Accrued liabilities – long-term	5,889	5,352
Long-term debt, net of current portion and original issue discount	3,521	29,229
Capital lease obligations, net of current portion	884	274
Total Liabilities	97,885	98,650
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (12,696 shares issued and outstanding, $133,308 liquidation preference)	191	191
10% Class C (109,000 shares issued and outstanding, $1,090,000 liquidation preference)	1,411	1,411
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (10,000 shares issued and outstanding, $100,000 liquidation preference)	41	41
6% Class H (0.00 and 1.00 shares issued and outstanding, $0 and $100,000 liquidation preference)	-	-
Common stock, no par value (21,640,959 and 21,612,380 shares issued and outstanding)	66,495	66,290
Stock-based compensation	49,857	49,000
Accumulated deficit	(75,663)	(75,481)
Total Stockholders' Equity	43,832	42,952

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$141,717	$141,602

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
OPERATING ACTIVITIES	(unaudited)	(unaudited)
Net income	$121	$5,621
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	5,277	4,986
Amortization of original issue discount	72	72
Amortization and expense related to debt issuance costs	27	329
Change in allowance for doubtful accounts receivable	261	(8)
Gain on sale of property and equipment	(362)	-
Losses attributable to available-for-sale securities	652	-
Gain on bargain purchase	(177)	-
Stock based compensation expense	984	947
Deferred income taxes, net	411	2,502
Changes in operating assets and liabilities:
Accounts receivable	(3,590)	(13,445)
Costs and estimated earnings in excess of billings on uncompleted contracts	(635)	17
Inventories	3,211	(3,708)
Prepaid expenses and other	3,452	5,214
Income tax receivable	18	1,581
Insurance collateral	(2,346)	-
Other assets	626	(62)
Accounts payable and accrued liabilities	(6,519)	11,724
Billings in excess of costs and estimated earnings on uncompleted contracts	(16)	25
Deferred service obligations and revenue	(1,057)	(175)
Net cash flows from operating activities	410	15,620
INVESTING ACTIVITIES
Purchases of property and equipment	(3,618)	(1,229)
Purchases of intangible assets	(744)	(439)
Purchases of securities available for sale	-	(2,270)
Acquisition of subsidiaries	-	(2,000)
Checks issued in excess of bank balance with the purchase of subsidiaries	-	(7)
Proceeds from sale of intangibles and equipment	386	-
Proceeds from purchase of land and building	685	-
Proceeds from sales of available-for-sale securities	335	-
Increase in restricted cash – certificate of deposit	(1,682)	-
Collections on notes receivable	2	5
Net cash flows from investing activities	(4,636)	(5,940)
FINANCING ACTIVITIES
Proceeds from issuance of common stock – net of related expenses	-	16,176
Proceeds from short-term debt – related party	700	-
Stock issuance costs	(5)	(70)
Payments on long-term debt	(147)	(62)
Payments on short-term debt	(3,506)	(8,932)
Payments on short-term debt – related party	(50)	(165)
Payments on capital lease obligations	(400)	(304)
Net repayment of line of credit	-	(49)
Repurchase of common stock	(351)	-
Proceeds from stock options and warrants exercised	-	82
Redemption of preferred stock	-	(1,979)
Payments of preferred stock dividends	(55)	(474)
Net cash flows from financing activities	(3,814)	4,223
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,040)	13,903
CASH AND CASH EQUIVALENTS - Beginning of Period	18,169	1,204
CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,129	$15,107

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
	(unaudited)	(unaudited)
Cash paid for interest, net of amortization of OID and interest discount	$2,648	$2,760
Net cash received (paid) for federal and state income taxes	(614)	238

Non-cash investing and financing transactions:
Intrinsic value of preferred dividends	100	24
Conversion of accrued dividends into common stock	75	547
Conversion of preferred stock into common stock	100	10,024
Conversion of accrued interest into common stock	-	1
Increase in prepaid expenses via short-term debt issued	4,546	5,709
Increase in insurance collateral via short-term debt issued	-	4,300
Reduction of long-term debt via offset against life insurance proceeds	-	49
Reduction of short-term debt via other receivable	-	500
Reduction of long-term debt via other receivable	3	282
Reduction of accrued expenses by the issuance of stock options	258	169
Purchase of land and building via mortgage assumed	3,803	-
Purchase of property and equipment by the increase in capital lease obligations	1,224	-

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(in thousands, except for share and per share amounts)

NOTE 1 - Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments that, in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2012, should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, previously filed with the Securities and Exchange Commission.

NOTE 2 - Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the year ended December 31, 2011. There were no material changes in significant accounting policies during the quarter ended September 30, 2012.

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible amounts based upon factors surrounding the credit risk of specific customers and other information. For the Multi-Dwelling Unit Segment (MDU) and Field Services Segment(FS) , the Company has concentrations of credit risk with 75.3% of accounts receivable at September 30, 2012 due from one customer (see Note 8). Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of an allowance for uncollectible accounts of $372 and $112 at September 30, 2012 and December 31, 2011, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards at fair value. The financial statements for the nine months ended September 30, 2012 and 2011 recognize compensation cost for the portion of outstanding awards which have vested during those periods. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended September 30, 2012 and 2011 total share-based compensation expense of $205 ($0.01 per share, basic and diluted) and $181 ($0.01 per share, basic and diluted), respectively, was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the nine months ended September 30, 2012 and 2011 total share-based compensation expense of $614 ($0.03 per share, basic and diluted) and $649 ($0.04 per share, basic and diluted), respectively, was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Restricted Stock

The Company awards restricted common shares to selected employees and directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including the termination of employment. The restricted stock is valued at the grant date fair value of the common stock and is expensed over the requisite service period or vesting term of the awards. The Company recognized stock-based compensation expense of $(130) and $58, for the three months ended September 30, 2012 and 2011, respectively, and $370 and $298, for the nine months ended September 30, 2012 and 2011, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The expense adjustment in the quarter ended September 30, 2012, was due to a finalization of restricted stock grants to various employees.

Common Stock Offering

On June 1, 2011, the Company completed a public offering of 12,880,000 shares of its common stock, of which the Company sold 5,974,932 shares and the selling shareholder DirecTECH Holding Company, Inc. (DTHC) sold 6,905,068 shares at a price of $3.00 per share. The Company received net proceeds of $16,176 after deducting offering expenses, underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares by DTHC. DTHC converted its Class J preferred shares as part of its participation in the offering.

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 AND 2011 (in thousands, except for share and per share amounts)

Common Stock Repurchase Plan

On June 4, 2012, the Company announced that its Board of Directors had approved the repurchase of up to 2.0 million shares of its common stock over a six month period commencing on June 6, 2012. On June 13, 2012, the Company entered into a Stock Repurchase Plan pursuant to SEC Rule10b-18, which documents the guidelines, rules and limitations of the program. During the three and nine months ended September 30, 2012, the Company repurchased 154,701 and 164,701 shares pursuant to this program, respectively. The repurchased amounts were recorded against common stock in the consolidated balance sheet at September 30, 2012.

Income (loss) per Common Share

Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the reporting period. Diluted income (loss) per common share reflects the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Potentially dilutive shares consists of shares issuable upon the exercise of stock options, stock warrants and unvested restricted stock (using treasury stock method) and conversion of preferred shares (using the as converted method). All options, warrants, convertible preferred shares, and unvested restricted stock during the nine months ending September 30, 2012 were excluded from the calculation of diluted income (loss) per share as their effect was anti-dilutive due to the Company’s net loss in the period. A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income per share calculation, as they were anti-dilutive, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)
Numerator:
Income (loss) attributable to common stockholders	$1,559	$3,609	$(182)	$4,892
Additions: Dividends paid on convertible preferred stock	-	1	-	333
Net income (loss) for diluted earnings per share	$1,559	$3,610	$(182)	$5,225
Denominator:
Weighted average common shares outstanding – basic	21,690,456	21,594,855	21,743,689	15,418,373

Assumed conversion of diluted securities:
Convertible preferred shares	12,500	32,500	-	2,796,296
Stock options	293,295	890,601	-	1,047,070
Restricted stock	387,149	270,545	-	270,307
Warrants	43,150	258,644	-	258,644
Potentially dilutive common shares	736,094	1,452,290	-	4,372,317

Weighted average common shares outstanding - diluted	22,426,550	23,047,145	21,743,689	19,790,690
Earnings (loss) per common share:
Basic	$0.07	$0.17	$(0.01)	$0.32
Diluted	$0.07	$0.16	$(0.01)	$0.26

Awards excluded from diluted income per share	1,965,544	788,869	3,934,395	823,734

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 AND 2011 (in thousands, except for share and per share amounts)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. This ASU requires changes in presentation only. The Company adopted this guidance as of the period ended March 31, 2012, and the adoption did not have a material effect on its consolidated financial statements, financial position or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This ASU is effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance as of the period ended March 31, 2012, and the adoption did not have a material effect on its consolidated financial statements, financial position or cash flows.

NOTE 3 – Business Acquisitions

Effective September 1, 2011, the Company purchased from WPCS International, Inc. (WPCS), the outstanding stock of two of their subsidiary corporations, WPCS International-Sarasota, Inc. and WPCS International-St. Louis, Inc. Effective November 1, 2011, these entities were renamed Multiband Engineering and Wireless, Southeast, Inc. (SE) and Multiband Engineering and Wireless, Midwest, Inc. (MW). The consideration for the purchase was $2,000, $750 of which was taken from an escrow account previously set up between the parties. SE and MW provide design, engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services. This acquisition allowed the Company to diversify its sources of revenue and expand its customer base. Also, the purchase added an engineering component to the Company which may improve the design and delivery of current services it already provides. The Company evaluated the purchase price based on the fair value of assets acquired and liabilities assumed and determined that there was a gain on a bargain purchase of $166 which was included in the consolidated statement of operations for the year ended December 31, 2011. The bargain purchase was a result of the deferred tax assets acquired as part of the purchase. In the third quarter of 2012, within the one-year measurement period, the Company recorded an additional bargain purchase of $177. The increased bargain purchase amount was the result of additional deferred tax assets acquired as part of the purchase as determined after reviewing the seller’s preliminary 2011 federal income tax return.

The Company had, through February, 2012, an exclusive arrangement to purchase the balance of WPCS, pursuant to a non-binding letter of intent (LOI). The exclusivity period lapsed on February 1, 2012 and a deposit of $250 was forfeited which was included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2011.

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

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 AND 2011 (in thousands, except for share and per share amounts)

NOTE 4 – Fair Value Measurements

The Company classifies investments in marketable securities at the time of purchase. At September 30, 2012 and December 31, 2011, all marketable securities are classified as available-for-sale and as such, the investments are recorded at fair value with the unrealized gains and losses deemed to be temporary reported in stockholders’ equity. Available-for-sale securities are investments in debt and equity securities that have a readily determinable fair value not classified as trading securities or as held-to-maturity securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in other expenses in the statements of operations. On an ongoing basis, the Company evaluates its available-for-sale securities to determine if a decline in value is other-than-temporary. A decline in market value of any available-for-sale security below cost that is determined to be other-than-temporary, results in impairment to the fair value of the investment. Gains and losses on the sale of marketable securities are recognized in operations based on the specific identification method. Other-than-temporary impairments are charged to earnings and a new cost basis for the security is established.

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

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2012, and December 31, 2011, according to the valuation techniques we used to determine their fair values.

	Fair Value Measurements at September 30, 2012
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$10,129	$10,129	$-	$-
Restricted cash – certificate of deposit (3)	1,682	1,682	-	-
Total Assets at Fair Value	$11,811	$11,811	$-	$-
Fair Value Measurements of Other Instruments:
Debt (4)	$37,890	$-	$-	$37,890
Total Fair Value Measurements of Other Instruments:	$37,890	$-	$-	$37,890

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 AND 2011 (in thousands, except for share and per share amounts)

	Fair Value Measurements at December 31, 2011
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Cash and cash equivalents (1)	$18,169	$18,169	$-	$-
Available-for-sale securities (2)	1,191	1,191	-	-
Total Assets at Fair Value	$19,360	$19,360	$-	$-
Fair Value Measurements of Other Instruments:
Debt (4)	$34,165	$-	$-	$34,165
Total Fair Value Measurements of Other Instruments:	$34,165	$-	$-	$34,165

(1) The Company’s cash equivalents consist of money market savings accounts.

(2) The Company’s available-for-sale securities, marketable equity securities, were measured at fair value using quoted market prices. They were classified as Level 1 as they trade in an active market for which closing stock prices are readily available.

(3) The Company’s restricted cash – certificate of deposit consists of one certificate of deposit which has a maturity date of 7/1/13.

(4) The Company’s debt consists of current portion of long-term debt of $34,369 and $4,936, and long-term debt of $3,521 and $29,229, at September 30, 2012 and December 31, 2011, respectively, and has a carrying value which approximates fair value as determined using level 3 inputs which include the exit price of the debt.

The Company reviews the methodologies utilized to determine fair value on a quarterly basis. Any change in methodologies or significant inputs used in determining fair values are further reviewed to determine if a fair value level hierarchy change has occurred. Transfers in and out of Level 1, 2, and 3 are considered to be effective as of the end of the quarter in which they occur. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2012.

The summary of available-for-sale securities consisted of the following at:

	September 30, 2012			December 31, 2011
	Carrying Amount	Gross Unrealized Loss	Fair Value	Carrying Amount	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$-	$-	$-	$1,191	$-	$1,191

At December 31, 2011, our investments consisted of common shares of WPCS International, Inc. (WPCS) which were purchased in June 2011. The Company recorded losses attributable to available for sale securities of $71 and $652 for the three and nine months ended September 30, 2012, respectively, and $0 for both the three and nine months ended September 30, 2011, which are included in other expenses in the consolidated statement of operations. The gross realized losses on sales of available-for-sale securities, were $71 and $121 for the three and nine months ended September 30, 2012, respectively and $0 for both the three and nine months ended September 30, 2011. The Company has sold all of its common shares of WPCS as of September 30, 2012. During the period that the Company held the investment, it determined that the trading history, along with the financial performance of WPCS in 2011 and 2012, were indicators of an other-than-temporary impairment. The net adjustment to unrealized holding losses on available for sale securities included in other comprehensive income was $0 and $2 at September 30, 2012 and December 31, 2011, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 AND 2011 (in thousands, except for share and per share amounts)

NOTE 5 – Inventories

Inventories consisted of the following at:

	September 30, 2012	December 31, 2011
DIRECTV – serialized	$184	$3,661
DIRECTV – nonserialized	8,254	7,358
Other	2,627	3,257
Total	$11,065	$14,276

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

NOTE 6 – Land and Building

In January 2012, the Company formed a wholly-owned subsidiary, Multiband Special Purpose, LLC (MBSP). In February 2012, MBSP purchased land and an office building for $4,500. Pursuant to the transaction, MBSP assumed a mortgage held by the seller in the amount of $3,800. The mortgage is payable over the next seventy-nine months and carries an interest rate of 5.92% per annum. Monthly payments of principle and interest are due as follows: $36 from March 2012 through September 2016 and then $40 from October 2016 through August 2018. A final payment of $2,102 is due in September 2018. As additional collateral for the mortgage, MBSP posted a letter of credit in the lender’s favor of $1,682, which is fully backed by a certificate of deposit held by the lender and is classified as restricted cash in the balance sheet as of September 30, 2012.

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

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 AND 2011 (in thousands, except for share and per share amounts)

NOTE 7 - Business Segments

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company believes that it has three operating segments: (1) Field Services Segment (FS), where the Company provides installation services to pay television (satellite and broadband cable) providers, internet providers and commercial customers, (2) Multi-Dwelling Unit Segment (MDU), where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master system operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators and (3) Engineering, Energy & Construction Segment (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services, mostly done on a project basis. The MBCorp Segment includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. Segment disclosures are provided to the extent practicable under the Company's accounting system. Transactions within and between the segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

The EE&C business activity, which was acquired in September 2011, with its emphasis on design and construction, is materially different from the Company’s previous lines of business, which lead to a change in our segment reporting. As part of this change, the Company added EE&C Segment and realigned the FS Segment to be all types of installation services. As part of this realignment certain construction activities in the MDU segment were moved to the newly created EE&C Segment. Amounts reported for the three and nine months ended September 30, 2011 have been restated to reflect the new segments.

Segment disclosures are as follows:

Three months ended September 30, 2012	FS	MDU	EE&C	MBCorp	Total
Revenues	$74,798	$7,534	$3,363	$-	$85,695
Income (loss) from operations	3,771	329	(81)	(563)	3,456
Income (loss) before income taxes	3,222	266	96	(942)	2,642
Identifiable assets	93,007	10,086	4,173	34,451	141,717
Depreciation and amortization	960	548	31	250	1,789
Capital expenditures	153	51	222	1,530	1,956

Three months ended September 30, 2011	FS	MDU	EE&C	MBCorp	Total
Revenues	$78,659	$5,742	$1,965	$-	$86,366
Income (loss) from operations	9,934	(669)	269	(2,080)	7,454
Income (loss) before income taxes	9,415	(710)	269	(2,426)	6,548
Identifiable assets	104,318	10,541	-	29,436	144,295
Depreciation and amortization	757	634	15	160	1,566
Capital expenditures	15	193	-	254	462

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 AND 2011 (in thousands, except for share and per share amounts)

Nine months ended September 30, 2012	FS	MDU	EE&C	MBCorp	Total
Revenues	$199,514	$19,753	$8,460	$-	$227,727
Income (loss) from operations	4,913	1,201	(892)	(1,740)	3,482
Income (loss) before income taxes	3,306	1,015	(719)	(3,296)	306
Identifiable assets	93,007	10,086	4,173	34,451	141,717
Depreciation and amortization	2,820	1,702	118	637	5,277
Capital expenditures	544	155	257	2,662	3,618

Nine months ended September 30, 2011	FS	MDU	EE&C	MBCorp	Total
Revenues	$203,135	$15,805	$3,683	$-	$222,623
Income (loss) from operations	17,740	(2,000)	761	(4,196)	12,305
Income (loss) before income taxes	16,206	(2,099)	761	(4,878)	9,990
Identifiable assets	104,318	10,541	-	29,436	144,295
Depreciation and amortization	2,622	1,892	15	457	4,986
Capital expenditures	116	652	-	461	1,229

NOTE 8 – Commitments and Contingencies

Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred. The Company has recorded $91 and $3,072 of accrued liabilities at September 30, 2012 and December 31, 2011, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP).  The Company was not named in this complaint.  In May 2011, these individuals settled the complaint with the DOL. Certain defendants in this matter have filed suit against the Company for advancement and or reimbursement of expenses. Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial is currently being appealed. Based on the summary judgement, management determined that it was appropriate to reverse a $1,800 related legal reserve as of June 30, 2012, which is included in selling, general and administrative expenses in the consolidated statement of operations for the nine month period ended September 30, 2012.

Additionally, the Company is subject to pending claims, regulatory processes and lawsuits for which losses are not probable and amounts cannot be reasonably estimated. Those losses could ultimately be material to the Company’s financial position, results of operations and cash flows.

Pending Acquisition

On July 9, 2012, the Company entered into an Acquisition Agreement (Agreement) with MDU Communications International, Inc., a Delaware corporation (MDUC). Upon the terms and subject to the conditions set forth in the Agreement, MDUC will merge with and into a wholly owned subsidiary of Multiband, (MBSUB), with MDUC continuing as the surviving corporation (Merger). MDUC would then be a wholly owned subsidiary of the Company.

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

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 AND 2011 (in thousands, except for share and per share amounts)

Each outstanding option (vested or unvested) to purchase shares of MDUC common stock will be assumed by Multiband and valued according to the Exchange Ratio. Each outstanding share of MDUC restricted stock will vest in full and become free of restrictions immediately prior to the Effective Time, and at the Effective Time will be converted into the right to receive 0.759 shares of common stock of Multiband.

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

In September, 2012, the Company announced (as previously disclosed on Form 8-K filed September 17, 2012), that given current market conditions and assuming all conditions precedent to the transaction as stated in the Agreement are met and the transaction ultimately closes, Multiband intends to purchase the MDUC shares only for cash. Multiband will seek additional financing, as necessary, to close the transaction. Terms and conditions of such financing have not been established.

Significant relationship

The Company is a master agent for DIRECTV pursuant to a master system operator (MSO) agreement dated August 2011. The initial term of the agreement is four years. The initial term will automatically renew thereafter for additional, individual one-year periods, unless either the Company or DIRECTV gives written notice of non-renewal at least ninety (90) days in advance of expiration of the then-current term. Under the agreement the Company is required to ensure that its system operators meet minimum technical DIRECTV system standards so that the system operator subscribers may properly receive DIRECTV programming services. The Company must also maintain a minimum number of paying video subscribers in its system operator network. In October 2012, the initial term of the agreement was extended to a term of five years and the agreement now expires in August 2016.

The Company also has a separate home service provider agreement with DIRECTV ending October 2016 which provides for the installation and servicing of DIRECTV satellite television services to residents of single family homes. The term of this agreement will automatically renew as of October 2016 for additional one year periods unless either the Company or DIRECTV gives written notice of termination at least 90 days in advance of expiration of the then current term.

Termination of the Company's DIRECTV agreements would have a material adverse impact on the Company's on-going operations. Revenues generated from DIRECTV amounted to 94.3% and 93.9% of total revenue for the three and nine months ended September 30, 2012, respectively. Revenues generated from DIRECTV amounted to 97.6% of total revenue for both the three and nine months ended September 30, 2011, respectively. Accounts receivable from DIRECTV were 75.3% and 82.4% of total accounts receivable as of September 30, 2012 and December 31, 2011, respectively. The Company purchases a substantial portion of its inventory from DIRECTV. DIRECTV is the only supplier of the major components (i.e., dishes and receivers) used in FS Segment installations. The total amounts payable to DIRECTV, related to inventory supplied by them, was $14,360 and $23,480 at September 30, 2012 and December 31, 2011, respectively.

Short-term financing

During 2012, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $4,241 for workers compensation insurance premiums. This financing agreement carries an interest rate of 3.25% and requires monthly payments of principle and interest of $394 through December 2012. As of September 30, 2012, the outstanding balance was $1,176.

Capital Lease Obligations

During 2012, the Company entered into capital lease agreements with various lenders for property, equipment and leasehold improvements totaling $1,224. Leases outstanding under these agreements bear interest at rates ranging from 5.90% to 9.84% and expire through August 2018. The obligations are collateralized by the property under lease.

MULTIBAND CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 AND 2011 (in thousands, except for share and per share amounts)

Lease line of credit

In October 2012, the Company entered into a line of credit agreement under which the lessor would provide up to $1,000 of lease financing, which will be used by the Company for its short-term equipment needs. Under the agreement, the Company is able to make requests for funding under thirty-six month leases at a fixed lease factor of $0.03 per $1.00 of costs. To date the Company has not received any funding for equipment purchases under this agreement.

NOTE 9 – Income Taxes

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets. The Company would adjust its valuation allowance in the period the determination was made. The Company considers projected future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized. During the three and nine months ended September 30, 2012, the Company increased its valuation allowance by $90 and $330, respectively, to provide a full valuation allowance against the deferred tax asset related to the capital losses incurred on the sales of shares previously held in WPCS International, Inc. (see Note 4) as the Company believes it is not more-likely-than-not to realize the benefit of the deferred tax asset. At September 30, 2012 and December 31, 2011, the valuation allowance was $14,311 and $13,981, respectively.

The Company’s effective tax rate on income before income taxes for the three and nine months ended September 30, 2012 was 38.4% and 60.5%, respectively. Due to the size of the taxable income, the provision for the nine months ended September 30, 2012, consists almost entirely of state income taxes that are based on factors other than earnings. The Company’s effective tax rate on income before income taxes for the three and nine months ended September 30, 2011 was 43.8% and 43.7%, respectively. For the three and nine months ended September 30, 2012, the Company recorded an income tax provision of $1,015 and $185, respectively. For the three and nine months ended September 30, 2011, the Company recorded an income tax provision of $2,869 and $4,369, respectively.

NOTE 10 – Related Party Transactions

On June 11, 2012, the Company entered into an unsecured short-term promissory note in the amount of $700 with Frank Bennett, director of the Company. The note carries an interest rate of 8.5% per annum and requires monthly interest only payments with the principal balance due on December 11, 2012. The balance at September 30, 2012 was $650.

The above transaction was approved by the neutral members of the Company’s board of directors.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Corporate Information

The Company is a Minnesota corporation formed in September 1975. The Company’s principal executive offices are located at 5605 Green Circle Drive, Minnetonka, Minnesota 55343, and its telephone number is (763) 504-3000. The Company’s website address is www.multibandusa.com. The information on, or that may be accessed through, the Company’s website is not incorporated by reference into this report and should not be considered a part of this report. As used in this report, references to “we,” “our,” “us,” “Multiband” and “the Company” refer to Multiband Corporation unless the context indicates otherwise.

Overview

The Company has three operating segments: (1) Field Services Segment (FS), where the Company provides installation services to pay television (satellite and broadband cable) providers, internet providers and commercial customers, (2) Multi-Dwelling Unit Segment (MDU), where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master system operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators; and (3) Engineering, Energy & Construction Segment (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks. This segment also provides renewable energy services including wind and solar applications and other design and construction services, usually done on a project basis. All segments encompass a variety of different corporate entities. We operate in 33 states with 33 field offices and employ approximately 3,700 people.

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

Multi-Dwelling Unit Segment (MDU)

Through our MDU segment, we serve as a master system operator for DIRECTV, which allows us to offer satellite television services to residents of multi-dwelling units directly and through a network of affiliated operators. The MDU segment also offers bundled services for voice, data and video directly to residents in the MDU market. Our primary customers in the MDU segment are property owners/managers who are focused on delivering their residents (our end users) reliability, quality service, short response times, minimized disruptions and alterations on the property, and value added services. Our contracts with the property owner typically run three to ten years pursuant to right-of-entry agreements between property owners and us. Within this segment, we also offer our internal support center and billing platform to service third party clients. As of October 31, 2012, we had approximately 160,000 owned and managed subscribers, with an additional 38,000 subscribers supported by the support center.

Energy, Engineering & Construction Segment (EE&C)

The Company also provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services which are usually done on a project basis.

Backlog (in thousands)

As of September 30, 2012, we had a backlog of unfilled orders of approximately $1,725 compared to approximately $1,817 at December 31, 2011. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances from time to time in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

SELECTED CONSOLIDATED FINANCIAL DATA (expressed as a percentage of revenue)

	DOLLAR AMOUNTS AS A PERCENTAGE OF REVENUES
	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	73.4%	69.9%	73.7%	72.0%

SELLING, GENERAL & ADMINISTRATIVE	20.5%	19.7%	22.5%	20.3%
DEPRECIATION & AMORTIZATION	2.1%	1.8%	2.3%	2.2%

INCOME FROM OPERATIONS	4.0%	8.6%	1.5%	5.5%
OTHER EXPENSE	-0.9%	-1.0%	-1.4%	-1.0%
INCOME BEFORE INCOME TAXES	3.1%	7.6%	0.1%	4.5%
PROVISION FOR INCOME TAXES	1.2%	3.3%	0.1%	2.0%
NET INCOME	1.9%	4.3%	0.0%	2.5%

RESULTS OF OPERATIONS (in thousands, except for percentages)

Revenues

Total revenues decreased 0.8% to $85,695 for the quarter ended September 30, 2012 as compared to $86,366 for the quarter ended September 30, 2011. Revenues for the nine months ended September 30, 2012 increased 2.3% to $227,727 from $222,623 for the same period in 2011.

FS segment revenues for the three months ended September 30, 2012 were $74,798 in comparison to $78,659 for the same period in 2011, a decrease of 4.9%. Revenue generated under the home services provider agreement with DIRECTV decreased $8,054, or 10.4%, as a result of a 9% decline in the number of closed work orders between periods. This decline was partially offset by a $1,241 (225%) increase in WildBlue fulfillment revenue and revenue from the cable fulfillment business (acquired in late 2011 and early 2012), which totaled $2,954 in the 2012 period. Revenues for the nine months ended September 30, 2012, for the FS segment, were $199,514 as compared to $203,135 for the same period in 2011, a decrease of 1.8%. Revenue generated under the home services provider agreement with DIRECTV decreased $14,819, or 7.4%, as a result of a 9% decline in the number of closed work orders between years. This decline was offset by a 3,404 (257%) increase in WildBlue fulfillment revenue and revenue from the cable fulfillment business, which totaled $8,497 in 2012. During the remainder of 2012, the Company expects FS segment revenues to seasonally decrease in the fourth quarter.

The MDU segment had revenues of $7,534 for the three months ended September 30, 2012, compared to $5,742 for the same period in 2011, an increase of 31.2%. Revenues for the nine month period ended September 30, 2012, increased 25.0% to $19,753 from $15,805 for the same period in 2011. During the three and nine months ended September 30, 2012, the Company increased its MDU revenue primarily via an increase in system operator related revenue. During the remainder of 2012, the Company expects MDU revenue to seasonally decrease in the fourth quarter.

The EE&C segment revenues increased from $1,965 for the three months ended September 30, 2011 to $3,363 for the three months ended September 30, 2012, an increase of 71.1%. The Company’s acquisition of SE and MW in September 2011, accounted for $1,659 of this increase which was partially offset by a decrease in MDU construction revenue of $261. Revenues for the nine month period ended September 30, 2012, for the EE&C segment, increased 129.7% to $8,460 from $3,683 for the same period in 2011. Revenues generated by SE and MW accounted for $5,960 of this increase which was partially offset by a decrease in MDU construction revenue of $1,183. During the remainder of 2012, the Company expects EE&C segment revenues to increase as the Company increases its sales and bidding efforts.

Cost of Products and Services (exclusive of depreciation and amortization)

The Company's cost of products and services increased by 4.2% to $62,893 for the quarter ended September 30, 2012, as compared to $60,332 for the same quarter last year. For the nine months ended September 30, 2012, cost of products and services were $167,750 compared to $160,201 in the prior year, a 4.7% increase.

Cost of products and services for the FS segment decreased by 0.1% for the three months ended September 30, 2012 to $54,871, compared to $54,947 in the prior year quarter. As a percentage of revenue, cost of products and services for the FS segment was 73.4% and 69.9% for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, cost of products and services were $148,302 for the FS segment compared to $147,051 in the prior year, a 0.9% increase. The increase in both periods is attributable to increased technician retention efforts and additional costs associated with our newly acquired cable fulfillment. As a percentage of revenue, cost of products and services for the FS segment was 74.3% and 72.4% for the nine months ended September 30, 2012 and 2011, respectively. For the remainder of 2012, the Company expects FS segment costs of products and services to remain relatively constant in relation to FS segment revenue.

Cost of products and services for the MDU segment increased by 37.7% for the current quarter to $5,370, compared to $3,901 in the same quarter last year. For the nine months ended September 30, 2012, cost of products and services were $12,684 for the MDU segment, compared to $10,440 in the prior year, a 21.5% increase. As a percentage of revenue, cost of products and services for the MDU segment was 64.2% and 66.1% for the nine months ended September 30, 2012 and 2011, respectively. The increase was due to system operator related costs. For the remainder of 2012, the Company expects MDU costs of products and services to be consistent as a percentage of revenues.

For the EE&C segment, cost of products and services were $2,652 for the quarter ended September 30, 2012, compared to $1,484 in the same quarter last year, a 78.7% increase. The acquisition of SE and MW in September 2011 accounted for $1,384 of this increase offset by a decline in MDU construction costs of $216. As a percentage of revenue, costs of products and services for the EE&C segment were 78.9% and 75.5% for the quarters ended September 30, 2012 and 2011, respectively. The increase in costs as a percentage of revenues between periods is due to economic conditions and the competitive marketplace in which this segment operates. For the nine months ended September 30, 2012, cost of products and services were $6,764 for the EE&C segment, compared to $2,710 in the prior year, a 149.6% increase. Costs associated with SE and MW accounted for $4,916 of this increase while MDU construction costs declined by $862. As a percentage of revenue, cost of products and services for the EE&C segment was 80.0% and 73.6% for the nine months ended September 30, 2012 and 2011, respectively. For the remainder of 2012, the Company expects EE&C segment costs of products and services to remain relatively consistent in relation to EE&C segment revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $17,557 for the quarter ended September 30, 2012, compared to $17,014 in the prior year’s quarter, an increase of 3.2%. Costs associated with newly acquired operations accounted for the majority of the increase. Selling, general and administrative expenses were, as a percentage of revenues, 20.5% for the quarter ended September 30, 2012 and 19.7% for the same period a year ago. For the nine months ended September 30, 2012, selling, general and administrative expenses increased 13.5% to $51,218 compared to $45,131 for the nine months ended September 30, 2011. Costs associated with newly acquired operations accounted for $4,262 (70%) of the increase. The remainder of the increase was caused by an increase in benefit costs, which was driven by a variety of factors including an increase in health plan expenses due to an increase in the number of participants and certain significant medical claims incurred under the Company’s self-insured plan. The Company believes that offering improved benefits to employees will lead to improved retention, which will drive down recruitment and training costs. Workers compensation expense also increased due to an increase in the number of claims filed in 2012. As a percentage of revenue, selling general and administrative expenses were 22.5% for the nine months ended September 30, 2012, compared to 20.3% for the same period in 2011. The Company anticipates that during the remainder of 2012, selling, general and administrative expenses will decline as a percentage of total revenues.

Depreciation and Amortization

Depreciation and amortization expense of $1,789 for the quarter ended September 30, 2012, compared to $1,566 in the prior year’s quarter, an increase of 14.2%. For the nine months ended September 30, 2012, depreciation and amortization increased 5.8% to $5,277 compared to $4,986 for the nine months ended September 30, 2011.

Income from Operations

In the third quarter of 2012, the Company earned income from operations of $3,456, versus operating income of $7,454 during the prior year’s comparable period. Income from operations was $3,482 during the first nine months of 2012 compared to $12,305 during the first nine months of 2011.

For the third quarter of 2012, the FS segment earned income from operations of $3,771 compared to $9,934 in the same period last year, a decrease of 62.0%. The decrease in income from operations was primarily due to an increase in selling, general and administrative expense together with a $1,382 operating loss generated by the cable fulfillment business, which was acquired in late 2011 and early 2012. For the nine months ended September 30, 2012, income from operations was $4,913 for the FS segment, compared to $17,740 in the prior year, a decrease of 72.3%. This decrease in income from operations was primarily due to an increase in selling, general and administrative expense together with a $2,011 operating loss generated by the cable fulfillment business. The FS segment is expected to decrease its profitability through the balance of 2012 as seasonal decreases in work orders occurs.

The MDU segment showed income from operations of $329 for the three months ended September 30, 2012, compared to a loss of $669 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, income from operations was $1,201 for the MDU segment, compared to a loss from operations of $2,000 in the same period last year. The Company plans to continue its improvement in the MDU segment in future periods by increasing levels of activity in the managed subscriber divisions (the Master System Operator and call center divisions) and by reshaping its owned subscriber footprint in concentrated, targeted geographic markets in order to service the customers more efficiently.

The EE&C segment had a loss from operations of $81 for the third quarter of 2012, compared to income from operations of $269 in the third quarter of 2011. For the nine months ended September 30, 2012, loss from operations was $892 for the EE&C segment, compared to income from operations of $761 in the same period last year. For the balance of 2012, the Company expects this segment to improve its results as revenue increases with increased activity.

The MBCorp segment, which has no revenues, had loss from operations of $563 for the three months ended September 30, 2012, compared to a loss of $2,080 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, loss from operations was $1,740 compared to a loss from operations of $4,196 in the same period last year. The reduction in the loss from operations between years is a result of increased cost allocations to other business segments due to the acquisition of the cable fulfillment and energy, engineering and wireless businesses. The MBCorp segment is expected to show losses in future periods as corporate overhead is expected to remain consistent with current levels with no offsetting revenues or anticipated credits to expenses.

Interest Expense

Interest expense was $935 for the quarter ended September 30, 2012, versus $1,038 for the same period a year ago. Interest expense was $2,774 for the nine months ended September 30, 2012 and $2,989 for the same period last year.

Gain on Bargain Purchase

The Company recorded a gain on bargain purchase of $177 for both the three and nine months ended September 30, 2012, related to its acquisition of SE (see Note 3).

Losses Attributable to Available For-Sale Securities

For the three months ended September 30, 2012 and 2011, the Company recorded other-than-temporary impairment losses of $71 and $0, respectively. For the nine months ended September 30, 2012 and 2011, the Company recorded other-than-temporary impairment losses of $652 and $0, respectively. The losses were due to the decline in the fair value of the shares it held in WPCS International, Inc. (see Note 4). As of September 30, 2012, all shares of WPCS have been sold. The gross realized losses on sales of available-for-sale securities, which are included in losses attributable to available for-sale securities, were $71 and $121 for the three and nine months ended September 30, 2012, respectively and $0 for both the three and nine months ended September 30, 2011.

Provision for Income Taxes

The Company recorded an income tax provision of $1,015 (38.4% of net income before income taxes) and $2,869 (43.8% of net income before income taxes) for the three months ended September 30, 2012 and 2011, respectively. The Company recorded an income tax provision of $185 (60.5% of net income before income taxes) for the nine months ended September 30, 2012 and $4,369 (43.7% of net income before income taxes) for the nine months ended September 30, 2011. Due to the size of the taxable income, the provision for the nine months ended September 30, 2012, consists almost entirely of state income taxes that are based on factors other than earnings. The Company has no significant unrecognized tax benefits as of September 30, 2012 that would reasonably be expected to affect our effective tax rate.

Net Income

In the third quarter of fiscal 2012, the Company reported a net income of $1,627 compared to a net income of $3,679 for the third fiscal quarter of 2011. For the nine months ended September 30, 2012, the Company recorded a net income of $121 compared to a net income of $5,621 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

During the nine months ended September 30, 2012 and 2011, the Company earned a net income of $121 and $5,621, respectively. Cash from operations during the nine months ended September 30, 2012 was $410, compared to $15,620 during the nine months ended September 30, 2011. During the first nine months, DIRECTV implemented certain changes in the way it prices, finances and sells equipment to the Company, resulting in a one-time reduction of cash of approximately $3,200. This change had no impact on operating income. A significant reduction in accounts receivable, inventory and accounts payable balances also resulted from the equipment price change. A reduction in DIRECTV workorder volumes plus losses from the cable fullfillment and energy, engineering and wireless businesses contributed to the decrease in cash from operations.

Net cash from investing activities totaled $4,636 for the nine months ended September 30, 2012, compared to $5,940 for the nine months ended September 30, 2011. During the first nine months of 2012, purchases of property and equipment totaled $3,618. The Company acquired cable fulfillment assets for $700 and increased restricted cash as security for a letter of credit in connection with the acquisition of land and a building for $1,682. In addition, the transaction to acquire land and a building resulted in proceeds of $685. The Company also received proceeds from the sale of available-for-sale securites of $335.

Net cash from financing activities was $3,814 for the nine months ended September 30, 2012, compared to $4,223 for the nine months ended September 30, 2011. Cash used during the nine months ended September 30, 2012 consisted of payments on short-term debt of $3,556 and payments on capital lease obligations of $400. Principle payments on current long-term debt, short-term debt, related party debt and capital lease obligations over the next 12 months are expected to total $37,055. At September 30, 2012, the Company was in compliance with its debt covenants. The Company intends to pay these maturing debt obligations via refinancing the debt and/or via a combination of the actions listed below.

Cash and cash equivalents totaled $10,129 at September 30, 2012, versus $18,169 at December 31, 2011. The Company has a working capital deficit of $22,935 at September 30, 2012, compared to positive working capital of $7,463 at December 31, 2011. The working capital deficit at September 30, 2012 is impacted by the fact that long-term debt totaling $34,369 is classified as a current liability as the maturity dates are within the next twelve months. The Company intends to refinance its current long-term debt prior to January 1, 2013.

In 2012, the Company intends to focus on maintaining profitability in its FS segment. With regards to its MDU segment, the Company believes it can also maintain profitability by growing owned subscriber revenues by acquiring new rights of entry agreements, increasing marketing and customer penetrations of previously built properties and by acquiring existing subscribers from other operators. In addition, the Company believes it can increase managed subscriber revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network. In the EE&C segment, the Company hopes to see improvements in operating results by: (i) a concentrated focus on the selling process results in increased bid activity which should result in increased revenues; (ii) governmental grants for alternate energy projects are extended to promote growth in wind projects; and (iii) 3G to 4G tower conversions increase based on the demand for higher capacity mobile infrastructure.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued operating profit in the Company’s FS segment (see Note 7).
2.	Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures on January 1, 2013.
3	Expand call center support with sales of call center services to both existing and future system operators.
4.	Improve results in the MDU segment by reshaping its owned subscriber footprint to gain efficiencies and by expanding its managed subscriber base by adding new system operators.
5.	Improve results in the newly diversified business segments by further integrating these segments into the Company’s traditional systems and processes.

The Company, as of September 30, 2012, needs to continue to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations. Since the Company acquired significant assets in its purchase of 100% of the outstanding stock of the former DTHC operating entities, Multiband believes it has the capacity to leverage certain of those assets. Management believes that through a combination of leveraging and refinancing assets, its cash on hand, greater expense control, and recent positive operating income, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

As of September 30, 2012, we had a backlog of unfilled orders of approximately $1,725 compared to approximately $1,817 at December 31, 2011. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal proceedings

The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company’s defense costs are expensed as incurred. The Company has recorded $91 and $3,072 of accrued liabilities at September 30, 2012 and December 31, 2011, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

In December 2009, the US Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP).  The Company was not named in this complaint.  In May 2011, these individuals settled the complaint with the DOL. Certain defendants in this matter have filed suit against the Company for advancement and or reimbursement of expenses. Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial is currently being appealed. Based on the summary judgement, management determined that it was appropriate to reverse a $1,800 related legal reserve as of June 30, 2012, which is included in selling, general and administrative expenses in the consolidated statement of operations for the nine month period ended September 30, 2012..

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except for share and per share amounts)

Unregistered Sales of Equity Securities

In July 2012, the Company issued 7,500 shares of common stock of $75 in lieu of payment of dividends on Class F preferred stock.

Issuer Purchases of Equity Securities

On June 4, 2012, the Company announced that its Board of Directors has approved the repurchase of up to 2.0 million shares of its common stock over a six month period commencing on June 6, 2012. On June 13, 2012, the Company entered into a Stock Repurchase Plan pursuant to SEC Rule10b-18, which documents the guidelines, rules and limitations of the program. The following table summarizes shares repurchased pursuant to this program during the quarter ended September 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including commission costs	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Number of Shares that May Yet Be Purchased Under the Programs
July 1, 2012 – July 31, 2012	99,301	$2.18	99,301	1,890,699
August 1, 2012 – August 31, 2012	55,400	$2.05	55,400	1,835,299
	154,701	$2.13	154,701

(1)	All shares purchased during the quarter ended September 30, 2012 were made in open-market transactions.

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

MULTIBAND CORPORATION Registrant

Date: November 14, 2012	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Steven M. Bell
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