Form 10-K
period 2012-12-31
MULTIBAND CORP
filed 2013-04-01
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 0 - 1325

MULTIBAND CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA
(State or other jurisdiction of incorporation or organization)

41-1255001
(IRS Employer Identification No.)

5605 Green Circle Drive Minnetonka, MN 55343
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

As of June 30, 2012, (the most recently completed fiscal second quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $47,238,587, based on the average bid and asked price of such common equity of $2.32, on such date.

As of March 11, 2013, there were 21,788,834 outstanding shares of the registrant's common stock, no par value, and 281,696 outstanding shares of the registrant’s convertible preferred stock.

PART I

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

From its inception until December 31, 1998, the Company operated as a telephone interconnect company only. Effective December 31, 1998, the Company acquired the assets of the Midwest region of Enstar Networking Corporation (ENC), a data cabling and networking company. In late 1999, in the context of a forward triangular merger, the Company, to expand its range of computer products and related services, purchased the stock of Ekman, Inc. d/b/a Corporate Technologies, and merged Ekman, Inc. into the newly-formed surviving corporation, Corporate Technologies USA, Inc. (MBS).  MBS provided voice, data and video systems and services to business and government.  The MBS business segment was sold effective April 1, 2005.  The Company’s MDU segment (formally known as MCS) began in February 2000.  MDU provides voice, data and video services to multi-dwelling units, including apartment buildings, condominiums and time share resorts. During 2004, the Company purchased video subscribers in a number of separate transactions, the largest one being Rainbow Satellite Group, LLC. During 2004, the Company also purchased the stock of Minnesota Digital Universe, Inc. (MNMDU), which made the Company the largest master system operator in MDU’s for DIRECTV satellite television in the United States.  During 2006 and 2007, the Company strategically sold certain assets at multi-dwelling properties where only video services were primarily deployed.  The Company continues to operate properties where multiple services are deployed.  To remain competitive, the Company intends to continue to own and operate properties at locations where multiple services can be deployed and manage properties where one or more services are deployed.  Consistent with that strategy, from 2006 to the present, the Company expanded its servicing of third party clients (other system operators) through its call center.  On March 1, 2013, the Company had approximately 159,000 owned and managed subscribers, with an additional 36,000 independent subscribers supported by its call center.

During 2008, the Company became involved in the business of installing video services in single family homes by acquiring 51% of the outstanding stock of Multiband NC Incorporated (NC) (formerly Michigan Microtech, Incorporated) , from DirecTECH Holding Company Inc. (DTHC), a fulfillment agent for a DIRECTV, a national satellite television company.  In 2009, this acquisition was followed up by the acquisition of an 80% interest in another group of companies from DTHC, (Multiband NE Incorporated (NE), Multiband SC Incorporated (SC), Multiband EC Incorporated (EC), Multiband DV Incorporated (DV), Multiband MDU (MBMDU), and Multiband Security Incorporated (Security)).  The Company also purchased an additional 29% ownership interest in NC .  The remaining 20% of these operating entities were purchased in December 2009. As of December 31, 2011, the NC, SC, EC and NE entities were merged together with NE being the surviving entity. Effective February 20, 2012, NE has been renamed Multiband Field Services, Incorporated (MBFS). As of December 31, 2012, Security was merged into MBMDU and DV was merged into MBFS. The Company is currently the second largest independent DIRECTV field services provider in the United States.

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

At March 1, 2013, the Company currently has operations in 19 states with 37 offices.

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

The United States markets for satellite television subscribers and cable television viewers are significant. According to the Satellite Broadcasting and Communications Association, there were approximately 34.1 million paying satellite television subscribers in December 2012. According to the National Cable and Telecommunications Association, as of September 2012, the cable industry had approximately 56.8 million basic video customers and approximately 49.7 million high speed internet customers. The Company believes that the demand for its outsourced installation and maintenance services will remain steady as leading national providers continue to upgrade technology and invest in competitive marketing efforts.

Multi-Dwelling Unit Segment (MDU)
The Company, through its MDU segment, bills customers for the voice, internet and video services it provides to residents of MDU facilities as an owner/operator of those subscribers. In addition, since 2004, the Company serves as a master system operator for DIRECTV, which allows it to offer satellite television services to residents of multi-dwelling-units through a network of affiliated operators.

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

MDU Consumer Industry Analysis and Strategy
The Company offers video and, in some cases, data and voice to residents of multi-dwelling units primarily throughout the Midwest and the Southeast.  Our primary competition in this market comes from the local incumbent providers of telephone and cable television services.  The leading competitors in these services are the former Bell System Companies such as Verizon Communications (Verizon) and CenturyLink Telecommunications, Inc. (Century) and national cable companies such as Comcast Corporation (Comcast) and Time Warner (TW).  These regional and national rivals have significant resources and are strong competitors.  Nonetheless, we believe as a largely unregulated entity, we can be competitive on both price and service.

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

Number of MDU Units/Customers
At March 11, 2013, the Company had approximately 159,000 owned and managed subscribers, with an additional 36,000 independent subscribers supported by its call center.

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

EE&C Backlog (in thousands)
As of December 31, 2012, we had a backlog of unfilled orders of approximately $1,680 compared to approximately $1,817 at December 31, 2011. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances from time to time in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Employees
As of March 1, 2013, FS employed 2,956 full-time employees consisting of 57 management employees, 32 operational support personnel, 208 customer service employees, 2,551 technicians and 108 warehouse employees.  As of that same date, MDU had 137 full-time employees, consisting of 3 in sales and marketing, 7 technicians, and 127 in customer service and related support. EE&C employed 71 full-time employees consisting of 47 technicians and 24 employees in operational support positions. In addition, the Company employed 148 full-time employees, including 8 management employees, 42 finance personnel, 43 information technology employees, 19 employees in human resources, 10 in marketing and 26 employees in operational support positions.

The Company has approximately 24% of its labor force covered by a collective bargaining agreement that expires in May 2013. The Company has a union contract with 757 full and regular part-time technicians employed at its Illinois, Indiana, Iowa,

Kentucky (excluding Maysville) and Ohio (excluding Columbus) facilities which expires on May 11, 2013. The Company also has a contract with 68 union employees at its Boston South location which expires on November 14, 2014. The Company utilizes a contractor base for seasonality and work overflow but it cannot be certain that it could cover all jobs during a work outage, if one should occur. A reduction in productivity in any given period or our inability to meet guaranteed schedules may adversely affect our profitability; however, we have never experienced any employment-related work stoppages and consider our employee relations to be good.

Item 1A

Risk Factors (in thousands)

General
Our business is subject to a number of risks discussed under the heading “Risk Factors” and elsewhere in this report. The principal risks facing our business include, among others, our dependence on DIRECTV, changes in technology, and economic conditions limiting the ability of DIRECTV’s customers to purchase upgrades and installations. There are also risks relating to the ownership of our common stock. You should carefully consider these factors, as well as all of the other information set forth in this Annual Report on Form 10-K.  See “Risk Factors.”

Net Income Attributable to Multiband Corporation and Subsidiaries
The Company had net income attributable to Multiband Corporation and subsidiaries of $2,606, $7,044 and $14,694 for the years ended December 31, 2012, 2011, and 2010 respectively.

If we cannot continue to deliver consistent levels of profitability from our operating activities, we may not be able to meet our:

•	capital expenditure objectives;

•	debt service obligations; or

•	working capital needs.

Working Capital
On December 31, 2012, the Company had a working capital deficit of $4,886 due to the amount of debt due over the next twelve months of $17,396 and positive working capital of $7,463 as of December 31, 2011. From January 1, 2013 until March 20, 2013, the Company made principal payments totaling $8,731. On March 20, 2013, the Company entered into a new financing package with Fifth Third Bank, which consists of a $20,000 term loan and a $10,000 revolving line of credit. Proceeds from the financing package were used to pay-off its existing secured indebtedness. The Company believes the new debt facility significantly improves its liquidity however, if profitability does not continue into the future, the Company may not have adequate levels of working capital to meet its needs which may cause the need for additional financing.

Long-lived Assets
We have a significant amount of long-lived assets.  If we should experience a significant decline in future profitability and/or should the market value for our long-lived assets decrease, some impairment to these assets could occur.  If impairment occurs, it could materially and adversely affect our results of operations in those future periods.

Goodwill
The Company tests for impairment of its goodwill and intangible assets without a defined life.  We tested for impairment of the FS and MDU segments which had goodwill as of November 30, 2012 using standard fair value measurement techniques. The Company concluded there was no goodwill impairment as of December 31, 2012. In 2011, there was an impairment charge of $246 recorded for the FS segment relating to the goodwill with the subsidiary, Security. The installation contract supporting this business was terminated in November 2011.  In 2010, the Company recorded an impairment charge of $25 on the goodwill related to the US Install purchase .  Should we experience a significant decline in future profitability, or our stock price declines and remains depressed, and/or should the business climate for satellite providers deteriorate, impairment to our goodwill could occur.  If impairment occurs, it could be materially adverse to our results of operations in those periods.

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

During 2012 and 2011, the Company was self-insured for workers’ compensation claims up to $100 plus administrative expenses, for each occurrence.  During 2010, the Company was self-insured for workers’ compensation claims up to $250 plus administrative expenses.

From 2010 through 2012, the Company was self-insured for health insurance for claims up to $275 per claim where we expect most claims to occur.  If any claim is in excess of $275, such claims are covered under premium-based policies issued by insurance companies to coverage levels that we consider adequate.  If either we exceed our coverage amounts too often and our premiums rise, or if a high number of claims are made for which we are responsible (because they are below the deductible), our profitability and cash flow may be adversely affected.

Debt
As of December 31, 2012, the Company had a significant amount of debt due within the next twelve months. On March 20, 2013, the Company entered into a new financing arrangement with Fifth Third Bank (see Note 9), which provided the capital necessary to pay off the Company's existing indebtedness and to fund working capital needs. The new financing arrangement, which significantly reduced the amount of debt due within the next twelve months, contains certain financial covenants which are based on the Company's financial performance. If the Company is not able to comply with those covenants, additional financing may become necessary. Sources of financing, if needed , may include additional debt financing or the sale of equity (including the issuance of preferred stock) or other securities.  We cannot be sure that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all shares of common stock currently outstanding will be diluted.

Income Taxes
The Company has federal net operating losses of $47,461 and state net operating losses of approximately $45,966, at December 31, 2012, which, if not used, will expire from 2013-2032.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  The Company has performed an IRC Section 382 study and determined that a total of five ownership changes had occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of $19,927, consisting of annual amounts of $9,909 in 2013 and $1,101 per year for each of the years 2014-2022 and then $109 in 2023. State net operating losses are limited to a total of approximately $44,505. We believe that $27,534 of federal net operating losses and $1,461 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years. The amount of the deferred tax asset associated with the net operating losses that will expire due to the IRC Section 382 limitation is not included in net deferred tax assets. To the extent our use of net operating loss carryforwards are significantly limited, our income could be subject to corporate income tax earlier than it would be if we were able to use net operating loss carryforwards, which could result in lower profits.

Pending Acquisition
On July 9, 2012, the Company entered into an Acquisition Agreement (Agreement) with MDU Communications International, Inc. (MDUC), a Delaware corporation. Upon the terms and subject to the conditions set forth in the Agreement, MDUC will merge with and into a wholly owned subsidiary of Multiband, (MBSUB), with MDUC continuing as the surviving corporation (Merger). MDUC would then be a wholly owned subsidiary of the Company.

On December 18, 2012, the Company announced that it had reached a conceptual agreement to amend the terms of the Agreement with MDUC. The terms of the Agreement would be amended to extend the deadline for completion of the acquisition from December 31, 2012 to February 28, 2013. Under the proposed terms of the amendment, the Company would acquire 100% of the outstanding stock of MDUC by issuing $12,900 of a convertible, redeemable, three year, cumulative preferred stock instrument which would convert to common stock under certain conditions at $4.00 per share. The preferred stock would carry a cumulative dividend coupon rate of 6.25% with dividends paid quarterly in cash. The preferred stock will be redeemable, in whole or in part, in cash, at par, (i) at any time within three years at the Company's discretion, or (ii) upon closing of a material financing of at least $30,000, subject to any necessary Company lender consent. In addition, MDUC's current senior debt facility would need to be extended on terms satisfactory to the Company. Subsequently, in spite of the fact that the February 28, 2013 deadline has now expired, the Company and MDUC are continuing to discuss the completion of this transaction as soon as practical.

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

The Company’s FS segment is highly dependent on its strategic alliance with DIRECTV and a major alteration or termination of that alliance could adversely affect the Company’s business
The FS segment currently provides approximately 87.3% of our total revenues and most of these revenues are dependent on our relationship with DIRECTV.  Accordingly, we are highly dependent on our relationship with DIRECTV.  The Company has a Home Services Provider (HSP) agreement with DIRECTV which was renewed on November 1, 2012 and terminates October 2016.  The term of this agreement will automatically renew for additional one year periods unless either DIRECTV or the Company gives written notice of termination at least 90 days in advance of expiration of the then current term.  The agreement can be terminated on 180 days' notice by either party. DIRECTV may also change the terms of their agreement with the Company, among other things, to change our service areas and/or pricing, both of which have occurred in the past.  The terms of the HSP agreement also contain specific operational requirements that impact how we provide service to and interact with DIRECTV customers, and which requirements directly affect how we budget, strategize and operate as a business.  Some of these requirements include, but are not limited to: (a) required uniforms/appearance and tools for technicians; (b) limitations on advertising and signage utilized by us; (c) fleet specifications; (d) call center operations (response times, minimum hours of operation); (e) technician training and education standards; and (f) required hardware.   Any adverse alteration or termination of our HSP agreement with DIRECTV would have a material adverse effect on our business.  In addition, a significant decrease in the number of jobs the Company completes for DIRECTV could have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s Multi-Dwelling unit (MDU) business strategy is also highly dependent on its strategic alliance with DIRECTV
Our master system operator agreement with DIRECTV was signed with an effective date of August 22, 2011. The initial term of the agreement is four years. The initial term will automatically renew thereafter for additional, individual one-year periods, unless either the Company or DIRECTV gives written notice of non-renewal at least ninety (90) days in advance of expiration of the then-current term. In October 2012, the initial term of the agreement was extended to a term of five years and the agreement now expires in August 2016. Similar to the terms of the HSP agreement, material terms of the MSO agreement regarding term, termination, pricing and service areas are subject to change, oftentimes in DIRECTV's discretion. Any adverse alteration or any termination of our current relationship with DIRECTV with respect to our MDU segment would have a material adverse effect on our business, financial condition and results of operations.

Our MDU segment growth initiative may not be successful or profitable

The Company has a strategy for growth for our MDU segment and we have invested significant time, effort, and capital into developing our MDU infrastructure.   If the Company is unable to generate consistent profitability in the MDU segment, it could have a material adverse effect on our business, financial condition and results of operations.

The Company may require additional debt financing or will be limited to stock-funded acquisitions in order to complete any material strategic acquisitions
The Company may require additional debt financing or will be limited to stock-funded acquisitions in order to complete any material strategic acquisitions.  There is no assurance that additional financing will be available in the amounts or at the times required, or if it is, on terms acceptable or favorable to us.  There is also no assurance that a target company would agree to a stock exchange or that our stock would not be diluted by such a stock exchange.  If we are unable to obtain additional financing when and if needed or to do a stock exchange, our ability to grow through acquisitions will be limited.

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

Changes in technology or consumer preference and demand could weaken the Company's competitiveness in the marketplace
A portion of our projected future revenue is dependent on public acceptance of broadband and expanded satellite television services.  Acceptance of these services is partially dependent on the infrastructure of the internet and satellite television, which is beyond our control.  In addition, newer technologies, such as video-on-demand and delivery of programming content over the internet, are being developed, which could have a material adverse effect on our competitiveness in the marketplace if we are unable to adopt or deploy such technologies.

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

Our business segment, Energy, Engineering and Construction (EE&C), faces uncertainty and unpredictable profitability.
We recently have focused on a new business segment called Energy, Engineering and Construction (EE&C), which provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services, mostly done on a project basis. We face intense competition from other providers of these services, which competitors may have more resources, and more dedicated, trained staff than we do, may have more customers, and may be able to provide these services at a higher volume or at lower rates than we do. If this new segment is not profitable, this could negatively impact our results of operations.

The Company’s operations historically have fluctuated due to a number of seasonal factors.  As a result, the Company’s results of operations may fluctuate significantly from quarter to quarter.
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

Amounts included in our EE&C backlog may not result in actual revenue or translate into profits.
As of December 31, 2012 and December 31, 2011, we had a backlog of unfilled orders of approximately $1,680 and $1,817 respectively. This backlog amount is based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. In addition, contracts included in our backlog may not be profitable. We have from time to time experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience delays or cancellations in the future. If our backlog fails to materialize, we could experience a further reduction in revenue, profitability and liquidity.

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

Nationwide economic conditions may limit consumers’ abilities to purchase our products and services in the future
While we believe the present status of the United States economy may actually assist us because consumers may stay home more for entertainment, if economic conditions deteriorate, there is no guarantee that consumers will continue to purchase DIRECTV at current levels or at all, and the need for our services may diminish, possibly materially. A significant decline in the need for our services could have a material adverse effect on our business, financial condition and results of operations.

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

Rising fuel costs could impact the Company’s profitability
The Company cannot predict the price of the fuel it needs to operate its fleet.  Price fluctuations are common and are outside of our control.  These fluctuations are based on, among other things, political developments, supply and demand, and actions by oil and gas producers.  Violence and political instability in oil producing countries can also impact prices.  The Company has implemented programs and technologies that monitor fuel usage and employee driving habits, all done in an effort to maximize efficiencies.  During 2011, DIRECTV implemented a fuel subsidy program which provided the Company with $2,183 of additional revenue in 2012 and $2,330 in 2011 to lessen the impact of increased fuel costs.  As of the date of this report, the fuel subsidy program has not been initiated for 2013. There is no guarantee that this program will ever resume in the future. Any increase in fuel costs, or the elimination of the DIRECTV fuel subsidy program, could have a material adverse effect on our business, financial position or results of operations.

Collective bargaining agreement
The Company has approximately 24% of its labor force covered by collective bargaining agreements that expires in May 2013.  The Company utilizes a contractor base for seasonality and work overflow but it cannot be certain that it could cover all jobs during a work outage, if one should occur.  A reduction in productivity in any given period or our inability to meet guaranteed schedules may adversely affect our profitability.

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

Diversification efforts may fail
In 2011, the Company entered the cable television fulfillment business and the engineering and specialty construction business. These new ventures were unprofitable in 2012 and may continue to be unprofitable in 2013.

Risks Related to Our Financial Condition and Capital Requirements

The Company has a significant amount of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.
Within the EE&C segment, the Company extends credit to its customers as a result of performing work under contracts prior to billing for that work. At December 31, 2012 and 2011, in the EE&C segment, we had net accounts receivable of approximately $951 and $1,535 and costs and estimated earnings in excess of billings on uncompleted contracts of $1,540 and $998, respectively. The Company periodically assesses the credit risk of its customers and regularly monitors the timeliness of payments. Slowdowns in the industries the Company serves or bankruptcies or financial difficulties within the markets the Company serves, may impair the financial condition of one or more of its customers and may hinder their ability to pay the Company on a timely basis or at all. If any of these difficulties are encountered, the Company’s cash flows and results of operations could be adversely impacted. Additionally, the Company could incur losses in excess of the current bad debt allowances provided as of December 31, 2012.

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

The Company has limited working capital, which may require additional financing
On December 31, 2012, the Company had a working capital deficit of $4,886 due to the amount of debt due over the next twelve months of $17,396 and positive working capital of $7,463 for the year ended December 31, 2011. On March 20, 2013, the Company entered into a new financing package with Fifth Third Bank, which consists of a $20,000 term loan and a $10,000 revolving line of credit. Proceeds from the financing package were used to pay-off its existing secured indebtedness. The Company believes the new debt facility significantly improves its liquidity however, if profitability does not continue into the future, the Company may not have adequate levels of working capital to meet its needs which may cause the need for additional financing.

The working capital at December 31, 2011 was primarily due to the improvement in the Company's cash balance and working capital position as a result of the cash flow provided by operations in 2011, as well as the net proceeds received by the Company from the common stock public offering on June 1, 2011 of $16,176. If profitability does not continue into the future, the Company may not have adequate levels of working capital to meet its needs which may cause the need for additional financing.

Failure to properly manage projects may result in unanticipated costs or claims.
In the EE&C segment, project engagements could involve large scale, highly complex projects. The quality of the Company’s performance on such projects depends in large part upon the Company’s ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors and our personnel, in a timely manner. Any defects, errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards. If the project or network experiences a performance problem, we may not be able to recover the additional costs we would incur, which could exceed revenues realized from a project.

Failure to pay debt when due could cause secured creditors to foreclose upon the Company’s assets, making it unlikely that the Company could continue operating
As of December 31, 2012, the Company had a significant amount of debt due within the next twelve months. On March 20, 2013, the Company entered into a new financing arrangement with Fifth Third Bank (see Note 9), which provided the capital necessary to pay off the Company's existing indebtedness and to fund working capital needs.  The new financing arrangement, which significantly reduced the amount of debt due within the next twelve months, contains certain financial covenants which are based on the financial performance. If the Company is not able to comply with those covenants, additional financing may become necessary.  Sources of financing, if needed , may include additional debt financing or the sale of equity (including the issuance of preferred stock) or other securities.  We cannot be sure that any additional sources of financing or new capital will be available to us, available on acceptable terms, or permitted by the terms of our current debt.  In addition, if we sell additional equity to raise funds, all shares of common stock currently outstanding will be diluted.

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

The Company has significant intangible assets, including goodwill.  Lack of profitability and/or changes in market conditions may result in an impairment of these assets which could adversely affect the Company’s profitability
The Company tests for impairment of its goodwill and intangible assets without a defined life.  We tested for impairment of the FS and MDU segments which had goodwill as of November 30, 2012 using standard fair value measurement techniques. The Company concluded there was no goodwill impairment as of December 31, 2012. In 2011, there was an impairment charge of $246 recorded for the FS segment relating to the goodwill with the subsidiary, Security. The installation contract supporting this business was terminated in November 2011.  In 2010, the Company recorded an impairment charge of $25 on the goodwill related to the US Install purchase .  Should we experience a significant decline in future profitability, or our stock price declines and remains depressed, and/or should the business climate for satellite providers deteriorate, impairment to our goodwill could occur.  If impairment occurs, it could be materially adverse to our results of operations in those periods.

Excessive insurance claims could have a material adverse impact on the Company’s profitability
The Company utilizes a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks, such as workers’ compensation and health insurance. During 2012 and 2011, the Company was self-insured for workers’ compensation claims up to $100 plus administrative expenses.  During 2010, the Company was self-insured for workers’ compensation claims up to $250 plus administrative expenses. From 2010 through 2012, the Company was self-insured for health insurance covering the range of liability up to $275 per claim where the Company expects most claims to occur.  If any liability claims are substantially in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  If either we exceed our coverage amounts too often and our premiums rise, or if a high number of claims are made for which we are responsible (because they are below the deductible), our profitability and cash flow may be adversely affected.

The Company may be unable to use certain net operating tax loss carryforwards
The Company has federal net operating losses of $47,461 and state net operating losses of approximately $45,966, at December 31, 2012, which, if not used, will expire from 2013-2032.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  The Company has performed an IRC Section 382 study and determined that a total of five ownership changes had occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of $19,927, consisting of annual amounts of $9,909 in 2013 and $1,101 per year for each of the years 2014-2022 and then $109 in 2023. State net operating losses are limited to a total of approximately $44,505. We believe that $27,534 of federal net operating losses and $1,461 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years. The amount of the deferred tax asset associated with the net operating losses that will expire due to the IRC Section 382 limitation is not included in net deferred tax assets. To the extent our use of net operating loss carryforwards are significantly limited, our income could be subject to corporate income tax earlier than it would be if we were able to use net operating loss carryforwards, which could result in lower profits.

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
We have undertaken an Enterprise Resource Planning Project (ERP) which includes an upgrade to our existing accounting system and conversion to a new information technology platform. This upgrade is being deployed for use throughout the organization in phases which began in the third quarter of 2012 and are planned to continue throughout 2014. This project is costly and involves risks inherent in the conversion to the upgraded system, including potential loss of information, disruption to our normal operations, changes in accounting procedures and internal control over financial reporting, as well as problems achieving accuracy in the conversion of electronic data. Implementation risks also include a potential increase in costs, the diversion of management's and employees' attention and resources, and a potentially adverse effect on our operating results, internal controls over financial reporting and ability to manage our business effectively. Throughout the ERP Project we have expended resources which are intended to properly and adequately address these issues and have instituted additional management controls relating to internal control over financial reporting and implementation risks. While the ERP Project is intended to further improve and enhance our information systems, it exposes us to the risks of integrating the system upgrades with our existing systems and processes. Disruption of our financial reporting could impair our ability to make required filings with various reporting agencies on a timely or accurate basis.

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

Future sales of our common stock, including by our existing shareholders, could cause our stock price to decline
If any existing shareholders, sell substantial amounts of our common stock (whether currently held or acquired upon the exercise of options or warrants or other convertible securities) in the public market, the market price of our common stock could decrease significantly.  In the past, we believe certain institutional investors have sold significant numbers of shares of our common stock.  The perception in the public market that our shareholders might sell shares of our common stock could also depress the market price of our common stock.

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

You may not be able to resell your shares at or above the price you paid for your shares
You may not be able to sell our common stock at prices equal to or greater than the price you paid for your shares.  The stock markets have been extremely volatile.  The risks related to the Company discussed in this “Risk Factors” section, as well as the public's reaction to our public announcements, changes in research analysts’ recommendations and decreases in market valuations of similar companies, could cause the market price of our common stock to decrease significantly from the price you paid.  Further, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our stock price.

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

Item 1B

Unresolved Staff Comments
We have not received any written comments that were issued more than 180 days before December 31, 2012, the end of the fiscal year covered by this report, from the SEC staff regarding our periodic or current reports under the Securities and Exchange Act of 1934 that remain unresolved.

Item 2

Properties (in thousands)
The Company owns, subject to a mortgage, its principal office located at 5605 Green Circle Drive, Minnetonka, Minnesota and leases its largest satellite office at 2000 44th Street SW, Fargo, ND 58103.  We have no foreign operations.  The Minnetonka office mortgage expires in 2018 and covers approximately 58,000 square feet. The Minnetonka base mortgage payment is $36 per month.  The Fargo office is leased and is made up of four separate leases expiring in 2013 and 2014 and covers approximately 21 square feet.  The Fargo total base rent is $22 per month.   All leases have provisions that call for the tenants to pay net operating expenses, including property taxes, related to the facilities.  All offices have office, warehouse and training facilities.  In addition, the Company leases warehouses in its various markets of operation to facilitate storage of inventory and technician interface.  These warehouses have lease terms ranging from month to month to six years in duration with lease terms expiring through 2017.  The base rents at these facilities range from $1 to $16 per month.  The Company considers its current facilities adequate for its current needs.

Item 3

Legal proceedings (in thousands)
The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company's defense costs are expensed as incurred. The Company has recorded $71 and $3,072 of accrued liabilities in the accompanying consolidated balance sheets at December 31, 2012 and 2011, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.
In December 2009, the U.S. Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP). The Company was not named in this complaint. In May 2011, three of these individuals settled the complaint with the DOL (upon information and belief, some of this settlement was funded by the individuals' insurance carrier) in the approximate amount of $8,600 and those same individuals have filed suit against the Company for advancement of expenses and or reimbursement of liabilities. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and the Company itself.
Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013 meaning the matter may proceed to arbitration. Based on the summary judgment ruling favorable to the Company, management determined that it was appropriate to reverse a $1,800 related legal reserve as of June 30, 2012, which is included in selling, general and administrative expenses in the consolidated statement of income for the year ended December 31, 2012.
The Company has denied all requests for indemnification of legal fees and/or reimbursement of liabilities in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; and 2) the Company has no obligation to indemnify DTHC individual shareholder conduct.
The ultimate outcome of the matter is uncertain. The Company, based in part on outside counsel's assessment, believes it has solid grounds to appeal the federal judge's decision overturning the arbitrator's summary judgment award and has filed a notice of appeal with the sixth circuit court of appeals.
Depending on the outcome of the appeal and a potential arbitration hearing, the Company's reasonable estimate of this potential liability is a range between zero and nine million dollars with no amount in that range a better estimate than any other amount. Accordingly, no amount has been accrued by the Company for this potential liability as of December 31, 2012. In future periods, the Company will continue to assess its potential exposure in the matter pursuant to the applicable financial accounting standards until the matter is resolved.

Item 4

Mine Safety Disclosures

Not applicable.

PART II

Item 5

Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock presently trades on the NASDAQ Capital Market system under the symbol “MBND”.  The table below sets forth the high and low bid prices for the common stock during each quarter in the two years ended December 31, 2012 and December 31, 2011, as provided by NASDAQ.

Quarter Ended	High Bid	Low Bid
December 31, 2012	$2.24	$1.37
September 30, 2012	$2.50	$1.66
June 30, 2012	$3.02	$1.91
March 31, 2012	$3.73	$2.75

December 31, 2011	$3.63	$2.36
September 30, 2011	$3.74	$2.44
June 30, 2011	$4.87	$2.97
March 31, 2011	$6.72	$2.60

As of March 11, 2013, The Company had 881 shareholders of record of its common stock and 21,788,834 shares of common stock outstanding.  Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.  As of that date, three shareholders held a total of 12,696 of Class A Preferred, one shareholder held a total of 109,000 shares of Class C Preferred, one shareholder held a total of 150,000 shares of Class F Preferred and one shareholder held a total of 10,000 shares of Class G Preferred.

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

In December 2012, the Company issued 7,500 shares of common stock in lieu of making a cash payment of $75 in dividends on Class F preferred stock.

In July 2012, the Company issued 7,500 shares of common stock in lieu of making a cash payment of $75 in dividends on Class F preferred stock.

In January 2012, the Company issued 45,030 shares of common stock worth $156 in lieu of payment for board of director services.

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

In June 2011, the Company issued 7,500 shares of common stock in lieu of making a cash payment of $75 in dividends on Class F preferred stock.

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

Common Stock
Holders of common stock are entitled to one vote per share in all matters to be voted upon by shareholders.  There is no cumulative voting for the election of directors, which means that the holders of shares entitled to exercise more than 50% of the voting rights in the election of directors are able to elect all of the directors.  The Company's Articles of Incorporation provide that holders of the Company's common stock do not have preemptive rights to subscribe for and to purchase additional shares of common stock or other obligations convertible into shares of common stock which may be issued by the Company.

Holders of common stock are entitled to receive such dividends as are declared by the Company's Board of Directors out of funds legally available for the payment of dividends.  The Company presently intends not to pay any dividends on the common stock for the foreseeable future.  Any future determination as to the declaration and payment of dividends will be made at the discretion of the Board of Directors.  In the event of any liquidation, dissolution or winding up of the Company, and subject to the preferential rights of the holders of the various classes of the Company's preferred stock, the holders of common stock will be entitled to receive a pro rata share of the net assets of remaining after payment or provision for payment of the debts and other liabilities .

All of the outstanding shares of common stock are fully paid and non-assessable.  Holders of common stock of the Company are not liable for further calls or assessments.

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

Preferred Stock(in thousands, except share and liquidation preference amounts)
The following chart summarizes certain terms of our outstanding preferred stock as of December 31, 2012.  The certificate of designation for each series should be carefully reviewed to determine exact rights and preferences of each class.

Class/ Series	Date of Issuance	Shares Outstanding (1)	Annual Dividend Rate	Number of shares issued upon conversion (2)	Liquidation Preference	Redeemable by Company
A	12/98	12,696	0.08	1	$133,308	Yes	(3)
C	6/00	109,000	0.1	0.40	$1,090,000	Yes	(4)
F	6/04	150,000	0.1	1	$1,500,000	Yes	(4)
G	9/04	10,000	0.08	1.25	$100,000	—
		281,696

(1)	All preferred stock is non-voting.

(2)	Preferred shares are convertible at any time. Figures are adjusted for a 1-for-5 reverse stock split of the Company’s common stock, effective August 7, 2007.

(3)	Redeemable at $10.50 per share in accordance with the terms and conditions of the preferred stock certificate of designation.

(4)	Redeemable at $10.00 per share whenever the Company’s common stock price exceeds certain defined criteria and other terms and conditions of the preferred stock certificate of designation.

The single Class F stockholder, at its sole discretion pursuant to a put option, required the Company to redeem up to 50,000 Class F Preferred Shares (the equivalent of $500 worth).  Class G shares have no redemption “call” price.  Upon the Company’s call for redemption, the holders of the preferred stock called for redemption will have the option to convert each share of preferred stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by the Company in its sole discretion.  Preferred stock not converted would be redeemed.

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

Issuer Purchases of Equity Securities
On June 4, 2012, the Company announced that its Board of Directors has approved the repurchase of up to 2,000,000 shares of its common stock over a six month period commencing on June 6, 2012. On June 13, 2012, the Company entered into a Stock Repurchase Plan pursuant to SEC Rule10b-18, which documents the guidelines, rules and limitations of the program. The following table summarizes shares repurchased pursuant to this program during the year ended December 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (including commission costs	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Number of Shares that May Yet Be Purchased Under the Programs
June 1, 2012 - June 30, 2012	10,000	$2.18	10,000	1,990,000
July 1, 2012 - July 31, 2012	99,301	$2.18	99,301	1,890,699
August 1, 2012 - August 31, 2012	55,400	$2.05	55,400	1,835,299
	164,701	$2.13	164,701

(1)	All shares purchased during the year ended December 31, 2012 were made in open-market transactions.

Item 6

Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements including the accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".  The data has been derived from our consolidated financial statements and accompanying notes included elsewhere in this report.  The Statement of Operations data for the years ended December 31, 2009 and 2008 and the Balance Sheet data at December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements which are not contained in this filing.

Statement of Operations Data
(in thousands, except share and per share amounts)	2012	2011	2010	2009	2008
Revenues	$305,624	$300,186	$265,594	$268,994	$42,986
Cost of products and services (exclusive of depreciation and amortization listed separately below)	$224,962	$214,559	$186,294	$207,533	$28,426
Cost of products and services as % of revenue	73.61%	71.48%	70.14%	77.21%	66.1%
Selling, general and administrative expenses	$70,306	$63,939	$57,173	$57,778	$10,500
Selling, general and administrative as % of revenues	23.00%	21.30%	21.53%	21.55%	24.4%
Depreciation and amortization	$6,968	$6,757	$8,298	$10,906	$3,025
Impairment of assets	$600	$246	$160	$—	$132
Income (loss) from operations	$2,788	$14,685	$13,669	$(7,223)	$903
Other income (expense)	$(4,069)	$(4,030)	$(4,091)	$(3,748)	$1,826
Income (loss) before income taxes and noncontrolling interest in subsidiaries	$(1,281)	$10,655	$9,578	$(10,971)	$2,729
Provision for (benefit from) income taxes	$(3,887)	$3,611	$(5,116)	$406	$1,132
Net income (loss)	$2,606	$7,044	$14,694	$(11,377)	$1,597
Less: Net income (loss) attributable to the noncontrolling interest in subsidiaries	$—	$—	$—	$(1,727)	$652
Net income (loss) attributable to Multiband Corporation and subsidiaries	$2,606	$7,044	$14,694	$(9,650)	$945
Income (loss) attributable to common stockholders	$2,236	$6,257	$13,206	$(10,020)	$(3,143)
Income (loss) per common share attributable to common stockholders - basic	$0.10	$0.37	$1.32	$(1.04)	$(0.34)
Income (loss) per common share attributable to common stockholders - diluted	$0.10	$0.32	$0.91	$(1.04)	$(0.34)
Weighted average shares outstanding - basic	21,718,155	16,975,753	10,016,717	9,665,316	9,302,570
Weighted average shares outstanding - diluted	22,494,132	20,626,529	15,617,353	9,665,316	9,302,570

Balance Sheet Data	2012	2011	2010	2009	2008
Working Capital (Deficiency)	$(4,886)	$7,463	$(10,374)	$(28,596)	$2,457
Total Assets	$140,474	$141,602	$111,700	$99,531	$26,043
Mandatory Redeemable Preferred Stock (1)	$—	$—	$—	$—	$150
Long-Term Debt, net (2)	$20,458	$29,229	$34,380	$34,709	$338
Capital Lease Obligations, net (2)	$1,630	$274	$356	$491	$317
Stockholders’ Equity	$46,673	$42,952	$20,243	$5,103	$5,642

(1)	– mandatory redeemable preferred stock is included in working capital (deficiency)

(2)	– current portion of long-term debt and capital lease obligations is included in working capital (deficiency)

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

Years Ended December 31, 2012 and December 31, 2011

Results of Operations (in thousands, except for percentages)

The following table sets forth certain items.

	2012	2011
Revenues:
FS	87.33%	90.60%
MDU	9.05%	7.00%
EE&C	3.62%	2.40%
MBCorp	—	—
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization):
FS	64.62%	65.05%
MDU	6.09%	4.58%
EE&C	2.90%	1.85%
MBCorp	—	—
Total Cost of Products and Services (exclusive of depreciation and amortization)	73.61%	71.48%

Selling, General and Administrative Expenses	23.00%	21.30%
Depreciation and Amortization	2.30%	2.25%
Income from Operations	0.91%	4.89%
Net Income	0.85%	2.35%

Revenues
Total revenues increased 1.8% from $300,186 in 2011 to $305,624 in 2012.

FS segment revenues were $266,890 in 2012 and $271,984 in 2011, a decrease of 1.9%.  Revenue generated under the home services provider agreement with DIRECTV decreased $20,544 (7.7%). The decrease included a decline in incentive revenue of $5,218, or 21.2%, due to changes in incentive targets and a 9% decrease in the number of closed work orders. This decline was partially offset by a $5,227 (278.4%) increase in WildBlue fulfillment revenue and revenue from the cable fulfillment business (acquired in late 2011 and early 2012), which totaled $11,673 in the 2012 period, an increase of $11,084 over the previous year. In 2013, the company expects FS segment revenues to increase based on continued growth in Wildblue and cable fulfillment activity. Revenues generated under the home services provider agreement with DIRECTV are expected to be consistent with 2012 levels.

The MDU segment had revenues of $27,656 in 2012 and $21,007 in 2011, an increase of 31.7%.  During the year ended December 31, 2012, system operator related revenue increased by $5,131 (48.2%) as the Company was able to take advantage of system operator consolidation that took place in the market, which resulted in a 38% increase in the number of managed subscribers. For 2013, the Company expects MDU segment revenues to be consistent with 2012 levels.

The EE&C segment revenues increased 54.0% from $7,195 in 2011 to $11,078 in 2012. Revenues generated by SE and MW, which were acquired in September 2011, accounted for $8,741 of the total revenue generated by the segment, an increase of $4,847 (124.5%) over the previous year. Other construction revenue totaled $2,337, a reduction of 29.4% from the previous year . The Company expects revenues in this segment to increase in 2013 as the demand for products and services provided in this sector increases and we increase our sales activities and footprint.

Costs of Products and Services (exclusive of depreciation and amortization)
Total costs of products and services were $224,962 in 2012 compared to $214,559 in 2011, an increase of 4.8%.

For the FS segment, costs of products and services totaled $197,482 for the year ended December 31, 2012, compared to $195,276 for the year ended December 31, 2011, a 1.1% increase.  As a percentage of FS revenue, costs of products and services for the FS segment were 74.4% and 71.8% for the years ended December 31, 2012 and 2011, respectively. This increase resulted from higher costs in the newly acquired cable fulfillment. During 2013, the Company expects FS segment costs of products and services to remain relatively consistent in relation to FS segment revenue.

For the MDU segment, costs of products and services were $18,624 for the year ended December 31, 2012, compared to $13,753 in the prior year, a 37.2% increase.  As a percentage of MDU revenue, costs of products and services for the MDU segment were 67.3% and 65.5% for the years ended December 31, 2012 and 2011, respectively. The increase was due to an increase in system operator related costs resulting from increased costs related to system operator consolidation. In 2013, the Company expects MDU costs of products and services to remain relatively consistent in relation to MDU segment revenue.

For the EE&C segment, cost of products and services were $8,856 for the year ended December 31, 2012, compared to $5,530 in the prior year, a 60.1% increase.  As a percentage of revenue, costs of products and services for the EE&C segment were 79.9% and 76.9% for the years ended December 31, 2012 and 2011, respectively. The Company’s acquisition of SE and MW in September 2011, accounted for $4,317 of additional costs as a result of the increased revenue as discussed above. This increase was offset by $991 due to the reduction of costs related to other construction. In 2013, the Company expects EE&C segment costs of products and services to decrease slightly in relation to EE&C segment revenue due to fewer electrical projects which have had lower margins.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased 10.0% to $70,306 in 2012, from $63,939 in 2011.  Costs associated with newly acquired operations accounted for the majority of the increase. Selling, general and administrative expenses were, as a percentage of revenues, 23.0% and 21.3% for 2012 and 2011, respectively.   Costs associated with newly acquired cable fulfillment and engineering and wireless businesses accounted for $4,654 of the increase. The remainder of the increase was caused by an increase in benefit costs of $3,556, which was driven by a variety of factors including an increase in health plan expenses due to an increase in the number of participants and certain significant medical claims incurred under the Company's self-insured plan. In addition, in 2012 , the Company added a 401k plan for employees which included a matching contribution of $651 for the year. The Company believes that offering improved benefits to employees will lead to improved retention, which will drive down recruitment and training costs. Workers' compensation expense increased by $1,213 due to an increase in the number of claims filed in 2012. Increases in these as well as other expenses were partially offset by a significant decrease in legal expenses, which declined by $2,799 . During 2012, the Company reversed an accrual related to a potential liability in the amount of $1,800 based on a summary judgment ruling that was favorable to the Company. Additionally, legal expenses declined because of certain settlement expenses incurred in 2011. The Company anticipates that during 2013, selling, general and administrative expenses will remain relatively consistent as a percentage of total revenues.

Depreciation and Amortization
Depreciation and amortization expense increased 3.1% to $6,968 for the year ended December 31, 2012, as compared to $6,757 for the year ended December 31, 2011.  Effective October 15, 2012, the Company signed a new HSP contract with DIRECTV (see Note 17).  Due to the new contract, the amortization period of the DIRECTV contract-related intangibles was extended to October 15, 2016, bringing the amortization period to 94 months.  During 2013, depreciation and amortization expense is expected to decrease due to the extension of the aforementioned amortization period.

Impairment of Assets
During 2012, the Company recorded an impairment charge of $600 related to cable contracts acquired from Groupware (see Note 2). In 2011, an impairment charge of $246 was recorded based on the amount of goodwill associated with a home security system installation contract.

Income from Operations
In 2012, the Company earned income from operations of $2,788, compared to $14,685 during 2011, a decrease of 81.0%.

For the year ended December 31, 2012, the FS segment had income from operations of $5,614, compared to $23,230 in 2011, a decrease of 75.8%. The decrease in income from operations was primarily due to the decline in work completed under the home services provider agreement with DIRECTV, operating losses generated by the cable fulfillment business acquired late in 2011 and early 2012 and increases in selling, general and administrative expenses. The FS segment is expected to improve its profitability in 2013 as a result of the elimination of operating losses in the cable fulfillment business together with consistent profitability of the home services provider work for DIRECTV.

The MDU segment showed income from operations of $898 for the year ended December 31, 2012, compared to a loss of $2,827 during, 2011. The improvement in income from operations is primarily attributable to the increased number of subscribers managed under the system operator agreement. The Company plans to continue its improvement in the MDU segment in future periods by reshaping its owned subscriber footprint in concentrated, targeted geographic markets in order to service the customers more efficiently.

The EE&C segment had a loss from operations of $1,305 for the year ended December 31, 2012, compared to income from operations of $701 in 2011. The decline in operating performance was caused by operating losses generated from insufficient sales volumes in the engineering and wireless business units and a decline in DIRECTV MDU construction activities. During 2013, the Company expects this segment to improve its profitability as the demand for products and services provided in this sector increases and we increase our sales activities and footprint.

The MBCorp segment, which has no revenues, had loss from operations of $2,419 for the year ended December 31, 2012, compared to a loss of $6,419 in 2011. The reduction in the loss from operations between years is a result of increased cost allocations to other business segments due to the acquisition of the cable fulfillment and energy, engineering and wireless businesses. The MBCorp segment is expected to show losses in future periods as corporate overhead is expected to remain consistent with current levels .

Interest Expense
Total interest expense was $3,701 in 2012, compared to $3,838 in 2011, a decrease of 3.6%.

Gain on Bargain Purchase
The Company recorded a gain on bargain purchase of $177 and $166 for the years ended December 31, 2012 and 2011, respectively, related to its acquisition of SE (see Note 2). In 2012, the $177 was a result of the Company finalizing its purchase accounting within the allowable time frame. The adjustment related to deferred tax amounts that were not available from the seller until this year.

Losses Attributable to Available For-Sale Securities
For the years ended December 31, 2012 and 2011, the Company recorded losses attributable to available for sale securities of $652 and $1,078, respectively. The losses were due to the gross realized losses on sales of available-for-sale securities of $121 and $0, along with an other-than-temporary impairment recognized of $531 and $1,078, due to a decline in the fair value of the shares it held in WPCS International, Inc., for the years ended December 31, 2012 and 2011, respectively (see Note 1). As of December 31, 2012, all shares of WPCS previously held have been sold.

Provision for (Benefit from) Income Taxes
We have recorded an income tax benefit of $3,887 for the year ended December 31, 2012 compared to an income tax provision of $3,611 for the year ended December 31, 2011.  In 2012, based upon the Company's assessment of all available evidence, including previous years' income, estimates of future profitability and the Company's overall prospects of future business, the Company determined that they will be able to realize additional benefits from certain deferred tax assets related to its net operating losses that had reserves previously recorded against them and, as a result, released $4,186 of its valuation allowance as of December 31, 2012. Further, during the year ended December 31, 2012, the Company increased its valuation allowance by $634 to provide a full valuation against the deferred tax asset related to the capital losses incurred from the sale of shares previously held in WPCS International, Inc. as the Company believes it is not more-likely-than-not to realize the benefit of the deferred tax asset.

Net Income
The Company earned net income of $2,606 in 2012 compared to net income of $7,044 in 2011.

Total Assets

The following table sets forth certain items.

Total Assets	2012	2011
FS	$87,470	$102,150
MDU	8,588	8,844
EE&C	3,831	3,165
MBCorp	40,585	27,443
Total Assets	$140,474	$141,602

Years Ended December 31, 2011 and December 31, 2010

Results of Operations (in thousands, except for percentages)

The following table sets forth certain items.

	2011	2010
Revenues:
FS	90.60%	91.34%
MDU	7.00%	8.16%
EE&C	2.40%	0.50%
MBCorp	—	—
Total Revenues	100.00%	100.00%

Cost of Products and Services (exclusive of depreciation and amortization):
FS	65.05%	64.62%
MDU	4.58%	5.11%
EE&C	1.85%	0.41%
MBCorp	—	—
Total Cost of Products and Services (exclusive of depreciation and amortization)	71.48%	70.14%

Selling, General and Administrative Expenses	21.30%	21.53%
Depreciation and Amortization	2.25%	3.12%
Income from Operations	4.89%	5.15%
Net Income	2.35%	5.53%

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

Depreciation and Amortization
Depreciation and amortization expense decreased 18.6% to $6,757 for the year ended December 31, 2011, as compared to $8,298 for the year ended December 31, 2010.  Effective May 1, 2011, the Company signed a new HSP contract with DIRECTV (see Note 17).  Due to the new contract, the amortization period of the DIRECTV contract-related intangibles was extended an additional seven months to April 30, 2016, bringing the amortization period to 88 months.

Impairment of Assets
During the year ended December 31, 2011, the Company recorded an impairment charge of $246 on the goodwill related to the subsidiary, Security, because in November 2011, the contract to install home security systems was terminated with a third party. In 2010, the Company recorded impairment charges of $135, in the MDU segment related to two partially completed projects. The owners of the MDU properties were in financial distress and the build-outs were never completed. In addition, during the year ended December 31, 2010, the Company recorded an impairment charge of $25 on the goodwill related to the US Install purchase.

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

Losses Attributable to Available For-Sale Securities

For the year ended December 31, 2011, the Company recorded an loss attributable to available for sale securities of $1,078 due to an other-than-temporary impairment recognized caused by the decline in the fair value of the shares it held in WPCS International, Inc. (see Note 1).

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

Net Income
The Company earned a net income of $7,044 in 2011 and a net income of $ 14,694 in 2010, a decrease of 52.1%.

Total Assets

The following table sets forth certain items.

Total Assets	2011	2010
FS	$102,150	$82,244
MDU	8,844	11,118
EE&C	3,165	—
MBCorp	27,443	18,338
Total Assets	$141,602	$111,700

Unaudited Quarterly Results
The following table sets forth certain unaudited quarterly operating information for each of the eight quarters in the two-year period ended December 31, 2012.  This data includes, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the information for the periods presented when read in conjunction with the Company's consolidated financial statements and related notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter (in thousands, except per share amounts).

	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Revenues:
FS	$67,376	$74,798	$60,950	$63,766	$68,849	$78,659	$65,543	$58,933
MDU	$7,903	$7,534	$6,331	$5,888	$5,202	$5,742	$5,315	$4,748
EE&C	$2,618	$3,363	$2,524	$2,573	$3,512	$1,965	$924	$794
MBCorp					$—	$—	$—	$—
Total revenues	$77,897	$85,695	$69,805	$72,227	$77,563	$86,366	$71,782	$64,475
Cost of products and services (exclusive of depreciation and amortization shown separately below)	$57,212	$62,893	$51,877	$52,980	$54,358	$60,332	$52,110	$47,759
Selling, general and administrative expense	$19,088	$17,557	$15,394	$18,267	$18,807	$17,014	$13,481	$14,637
Depreciation and amortization	$1,691	$1,789	$1,771	$1,717	$1,771	$1,566	$1,705	$1,715
Impairment of assets	$600	$—	$—	$—	$246	$—	$—	$—
Income from operations	$(694)	$3,456	$763	$(737)	$2,381	$7,454	$4,486	$364
Interest expense	$(927)	$(935)	$(925)	$(914)	$(850)	$(1,038)	$(964)	$(986)
Other income (expenses)	$34	$121	$(264)	$(259)	$(867)	$132	$62	$481
Income (loss) before income taxes and noncontrolling interest In subsidiaries	$(1,587)	$2,642	$(426)	$(1,910)	$664	$6,548	$3,584	$(141)
Provision for (benefit from) income taxes	$(4,072)	$1,015	$(273)	$(557)	$(758)	$2,869	$1,549	$(49)
Net Income (loss) attributable to Multiband Corporation and Subsidiaries	$2,485	$1,627	$(153)	$(1,353)	$1,422	$3,679	$2,035	$(92)
Income (loss) attributable to common stockholders	$2,418	$1,559	$(220)	$(1,521)	$1,364	$3,609	$1,757	$(473)
Income (loss) per common share attributable to common stockholders – basic	$0.11	$0.07	$(0.01)	$(0.07)	$0.06	$0.17	$0.12	$(0.05)
Income (loss) per common share attributable to common stockholders – diluted	$0.11	$0.07	$(0.01)	$(0.07)	$0.06	$0.16	$0.10	$(0.05)
Weighted average shares outstanding – basic	21,641	21,690	21,796	21,744	21,600	21,595	14,210	10,449
Weighted average shares outstanding – diluted	22,154	22,427	21,796	21,744	23,100	23,047	19,313	10,449

Liquidity and Capital Resources (in thousands, except shares and per share amounts)

Cash and cash equivalents totaled $18,056 at December 31, 2012 versus $18,169 at December 31, 2011.  At December 31, 2012 there was a working capital deficit of $4,886 compared to working capital of $7,463 December 31, 2011. The reduction in the Company’s working capital between 2011 and 2012 was a result of increases in current portion of long-term debt as a result of an agreement to extend the term of the secured debt. As of March 20, 2013, this debt was paid off from the proceeds received from the financing arrangement entered into with Fifth Third Bank (see Note 9). The current-portion of long-term debt balance was $17,396 and $4,936 at December 31, 2012 and 2011, respectively.

During the years ended December 31, 2012 and 2011, the Company recorded net income of $2,606 and $7,044, respectively. Net cash provided by operations in 2012 was $9,875 as compared to $21,077 in 2011.  During 2012, DIRECTV implemented certain changes in the way it prices, finances and sells equipment to the Company, resulting in a one-time reduction of cash of approximately $3,200. This change had no impact on operating income. A significant reduction in accounts receivable, inventory and accounts payable balances also resulted from the equipment price change. A reduction in DIRECTV work order volumes plus losses from the cable fulfillment and energy, engineering and wireless businesses contributed to the decrease in cash from operations.

Net cash used by investing activities totaled $4,607 for the year ended December 31, 2012, compared to $6,773 for the year ended December 31, 2011. During 2012, purchases of property and equipment totaled $3,804, acquired cable fulfillment assets for $700, increased restricted cash as security for a letter of credit in connection with the acquisition of land and a building for $1,682. In addition, the transaction to acquire land and a building resulted in proceeds of $685 (see Note 9). The Company also received proceeds from the sale of available-for-sale securities of $540.

Net cash used by financing activities totaled $5,381 for the year ended December 31, 2012, compared to net cash provided by financing activities of $2,661 for the year ended December 31, 2011. Cash used during the year ended December 31, 2012 consisted of payments on short-term debt of $4,816 and payments on capital lease obligations of $548. In June 2011, the Company completed a public offering of 12,880,000 shares of its common stock, in which the Company sold 5,974,932 shares and DTHC sold 6,905,068 shares at a price of $3.00 per share. The Company received net proceeds of approximately $16,176 after deducting offering expenses, underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares by DTHC. The net proceeds received were used in part to redeem the shares of Series E preferred stock of $1,950 and to repay $10,037 of short-term debt. Principal payments on current long-term debt, short-term debt, related party debt and capital lease obligations over the next 12 months are expected to total $19,133.

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

2.
Obtain senior debt financing with extended terms to refinance the Company’s note payable to DirecTECH Holding Company, Inc., which matures January 2014. This was refinanced with Fifth Third Bank, March 20, 2013 (see Note 9).

3.	Expand call center support with sales of call center services to both existing and future system operators.

4.	Improve results in the MDU segment by reshaping its owned subscriber footprint to gain efficiencies and by expanding its managed subscriber base by adding new system operators.

5.	Solicit additional equity investment in the Company by issuing either preferred or common stock for general corporate purposes.

6.	Improve results in the newly diversified business segments by further integrating these segments into the Company's traditional systems and processes.

The Company, as of December 31, 2012, needs to continue to improve its working capital ratio over the next few quarters to adequately manage the size of its expanded operations. Since the Company acquired significant assets in its purchase of 100% of the outstanding stock of the former DTHC operating entities, the Company believes it has the capacity to leverage certain of those assets. Management believes that through a combination of leveraging and refinancing assets, its cash on hand, greater expense control, and recent positive operating income, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

As of December 31, 2012, we had an EE&C backlog of unfilled orders of approximately $1,680 compared to approximately $1,817 at December 31, 2011. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Impairment of Long-Lived Assets
The Company's long-lived assets include property, equipment, and leasehold improvements, which are subject to depreciation, and intangibles, which are subject to amortization. On December 31, 2012, the Company had net property and equipment of $12,273 which represents approximately 8.7% of the Company's total assets. On December 31, 2012, the Company had net intangibles of $10,987 which represented approximately 7.8% of the Company’s total assets (see Note 1). The Company annually reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of a long-lived asset exceeds its fair value, an impairment loss is incurred. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The income and market approaches were considered in the determination of the fair value of long-lived assets. In 2012, the Company recorded an impairment charge of $600 to write-down the remaining value of the intangible assets related to the cable fulfillment contracts acquired from Groupware (see Note 2) due to the operating losses incurred.   In 2010, the Company recorded impairment charges of $135, in the MDU segment related to two partially completed projects. The owners of the MDU properties were in financial distress and the build-outs were never completed.

Impairment of Goodwill
In accordance with Accounting Standards Code (ASC) Topic No. 350, Intangibles-Goodwill and Other, goodwill is assessed for impairment at least annually.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The goodwill impairment test is a two-step impairment test.  In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company’s estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit and determining the implied fair value of the impaired reporting unit’s goodwill based upon the residual of the fair value of the net assets and the fair value of the reporting unit. There was no impairment of goodwill recognized for the year ended December 31, 2012.

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

During 2012 and 2011, the Company was self-insured in most states for workers’ compensation claims up to $100 plus administrative expenses, for each occurrence. During 2010, the Company was self-insured for workers’ compensation claims up to $250 plus administrative expenses, for each occurrence.

From 2010 through 2012, the Company was self-insured for health insurance covering the range of liability up to $275 per claim where management expects most claims to occur. If any claim is in excess of $275, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.

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

Income Taxes
The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income.  The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes for these amounts that are more likely than not, unable to be realized. Based upon the Company's assessment of all available evidence, including previous years' income, estimates of future profitability and the Company's overall prospects of future business, the Company determined that they will be able to realize additional benefits from certain deferred tax assets related to its net operating losses that had reserves previously recorded against them and, as a result, released $4,186 of its valuation allowance as of December 31, 2012. Further, during the year ended December 31, 2012, the Company increased its valuation allowance by $634 to provide a full valuation against the deferred tax asset related to the capital losses incurred from the sale of shares previously held in WPCS International, Inc. as the Company believes it is not more-likely-than-not to realize the benefit of the deferred tax asset. In 2011, the Company determined it was able to release a previously established valuation allowance against the deferred tax asset related to non-cash compensation in the amount of $900. During 2010, based on the Company’s assessment of all available evidence, including previous years’ income, estimates of future profitability, and the overall prospects of future business, the Company determined that they would be able to realize a portion of the deferred tax assets in the future, and as a result recorded $5,116 of income tax benefit for the year ended December 31, 2010, which included a $12,400 release of the valuation allowance.  At December 31, 2012 and 2011, the valuation allowance was $1,067 and $4,619, respectively.

Disclosures about Contractual Obligations and Commercial Commitments (in thousands) -
The following summarizes our contractual obligations at December 31, 2012, and the effect these contractual obligations including interest payments are expected to have on our liquidity and cash flows in future periods:

	Total	1 Year or Less	2-3 Years	4-5 Years	Over 5 Years
Operating leases - buildings	$5,659	$2,090	$2,678	$891	$—
Short-term debt - related party	616	616	—	—	—
Short-term debt	290	290	—	—	—
Long-term debt	45,480	22,640	10,349	10,071	2,420
Capital leases	2,629	930	1,423	276	—
Totals	$54,674	$26,566	$14,450	$11,238	$2,420

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

Item 8

Consolidated Financial Statements
The consolidated financial statements of the Company and the reports of the independent registered public accounting firms, listed under Item 15, are submitted as a separate section of this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein.

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On January 17, 2012, the Audit Committee of the Board of Directors of the Company approved on behalf of the Company, the dismissal of their independent registered public accounting firm, Baker Tilly Virchow Krause, LLP, and the engagement of Ernst & Young LLP, to serve as their new independent registered public accounting firm for 2012. The Board of Directors of the Company ratified the dismissal of Baker Tilly Virchow Krause, LLP, and the engagement of Ernst & Young LLP, by the Audit Committee on January 17, 2012. The dismissal of Baker Tilly Virchow Krause, LLP, became effective upon completion of the audit of our consolidated financial statements for the year ended December 31, 2011 and the filing of our Annual Report on Form 10-K for fiscal 2011. The engagement of Ernst & Young LLP as the Company's new independent registered public accounting firm became effective for the 2012 fiscal year. This change in auditors was made after a competitive bidding process and evaluation.

Baker Tilly Virchow Krause, LLP’s reports on the Company’s consolidated financial statements for the year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2011 and the interim period between December 31, 2011 and the filing date of our Form 10-K for fiscal 2011, there were no disagreements between the Company and Baker Tilly Virchow Krause, LLP, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Baker Tilly Virchow Krause, LLP’s satisfaction, would have caused Baker Tilly Virchow Krause, LLP, to make reference to the subject matter of the disagreement in connection with its report for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The company has provided Baker Tilly Virchow Krause, LLP with a copy of the foregoing disclosures. A copy of Baker Tilly Virchow Krause, LLP’s letter, dated January 19, 2012, stating its agreement with the above statements which is incorporated by reference to Exhibit 16.1 to the Company’s Registration Statement on 8-K, filed January 17, 2012.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”).  Based upon this evaluation, management concluded that the Company’s internal control was effective as of December 31, 2012.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B

Other Information
None.

PART III

Item 10

Directors, Executive Officers, and Corporate Governance
Listed below is certain information concerning the Company's board of directors and executive officers as of December 31, 2012. Each director is elected for a term of one year. Yearly elections are held at the annual meeting.

Name	Age	Position	Director Since
James L. Mandel	56	Chief Executive Officer and Director	1998
Steven M. Bell	53	General Counsel, Chief Financial Officer and Director	1994
Frank Bennett	56	Director	2002
Eugene Harris	48	Director	2004
Donald Miller	72	Chairman of the Board of Directors	2001
Peter K. Pitsch	61	Director	2011
Martin H. Singer, Ph.D.	61	Director	August 2012
Stephen Kezirian	39	Director	August 2012

James Mandel has been the Chief Executive Officer and a Director of Multiband since October 1, 1998. From October 1991 to October 1996, he was Vice President of Systems for Grand Casinos, Inc., a gaming company. Mr. Mandel serves on the board of GeoSpan Corporation, a geospatial imaging company, and is a director of the Independent Multi-Family Communications Council, a national trade group for the private cable industry. Mr. Mandel is a graduate of the Leed's School of Business Administration at the University of Colorado at Boulder. Among other attributes, skills and qualifications, the Board believes that Mr. Mandel is qualified to serve as a Director based on his long service to Multiband both as its Chief Executive Officer and as a Director, and his resulting deep familiarity with Multiband's operations and its industry. In addition, his prior executive management experience in the casino industry and his current experiences as a private company director of companies in industries different than Multiband's industry provide the Board with a broad range of knowledge regarding management and operational strategies.

Steven M. Bell was General Counsel of Multiband from June 1985 through October 1994, at which time he also became Chief Financial Officer. He is a graduate of the University of Minnesota and William Mitchell College of Law. Among other attributes, skills and qualifications, the Board believes that Mr. Bell is qualified to serve as a Director based on his extensive service to Multiband as its General Counsel, Chief Financial Officer and as a Director, and his unique experience and knowledge of Multiband's history, operations, and industry. Mr. Bell also brings significant financial and legal expertise to the Board.

Frank Bennett has been a Director of Multiband since 2002 and is the Chairman of the Audit Committee and Vice-Chairman of the Nominating and Governance Committee. Mr. Bennett is President of Artesian Management, Inc., a private equity investment firm. Prior to founding Artesian Management in 1989, he was a Vice President of Mayfield Corporation, a venture capital firm, and a Vice President of Corporate Finance of Piper Jaffray & Co. and a Vice President of Piper Jaffray Ventures, Inc. Previously, Mr. Bennett also served as an independent director of several large public companies including Fairfax Financial Holdings LTD. (FFH.TO/Toronto), a publicly-held multinational property and casualty insurance and investment company with $35 billion in assets, and Odyssey Re Holdings Corp., then a publicly-held multinational reinsurance company with $5 billion in assets; served as a director and Chairman of the Audit Committee of Crum and Forster Holdings Corp., then a publicly-reporting property and casualty insurance company with $5 billion in assets; and as a director of Northbridge Financial Corporation, then a publicly-held Canadian property and casualty insurance company with $2 billion in assets. Among other attributes, skills and qualifications, the Board believes that Mr. Bennett is qualified to serve as a Director and as Chairman of Multiband's Audit Committee based on his financial expertise and knowledge of investment banking, finance and raising capital. In particular, he has assisted management with structuring debt and equity offerings. The Board also believes that Mr. Bennett is qualified to serve on the Nominating and Governance Committee based on the diverse experience he has gained at companies throughout his career and through his service on Multiband's Board.

Eugene Harris has been a Director of Multiband since April 2004 and is Vice-Chairman of the Compensation Committee and a member of the Audit Committee. He is the Managing Member of Step Change Advisors, LLC, a portfolio management and financial consulting company. Prior to forming Step Change Advisors, LLC, Mr. Harris was Chief Operating Officer of Fulcrum Securities and President of Fulcrum Advisory Services. Mr. Harris joined Fulcrum in 2007 after spending four years at Flagstone

Securities. Mr. Harris joined Flagstone after 10 years as the majority shareholder of Eidelman, Finger, Harris & Co., a registered investment advisor. Prior to joining Eidelman, Finger, Harris & Co., Mr. Harris held positions in general management and new business development for the Monsanto Company, an agricultural products company, from 1990 to 1994. He also was an Associate Consultant with Bain and Co. from 1986 to 1988. He is a Chartered Financial Analyst and is a member of the Financial Analysts Federation. In addition to Multiband, Mr. Harris serves on the Board of Directors of the Business Bank of St. Louis and eTab. Among other attributes, skills and qualifications, the Board believes that Mr. Harris is qualified to serve as a Director and as a member of the Audit Committee and to chair the Compensation Committee based on his financial expertise. The Board also believes that Mr. Harris is qualified to serve on the Nominating and Governance Committee based on the significant management and operational experience gained throughout his career across a range of industries, and through his service on Multiband's Board and on other, private company boards.

Donald Miller has been a Director of Multiband since September 2001 and is Chairman of the Board of Directors and a member of the Audit and Compensation Committees. Mr. Miller worked for Schwan's Enterprises from 1962 to 2007, primarily as Chief Financial Officer. He serves on the Board of Directors of Schwan's Enterprises and is the Chairman of the Finance and Audit Committees and a member of the Risk Committee. Mr. Miller also serves on the Board of Directors of Bi-phase Technologies, LLC. Among other attributes, skills and qualifications, the Board believes that Mr. Miller is qualified to serve as Chairman of the Board based on his extensive business experience, financial literacy and tenure with Multiband. The Board also believes that Mr. Miller is qualified to serve on the Audit Committee due to his financial expertise, having served as the Chief Financial Officer of another company for several decades and his service on other audit committees, and that Mr. Miller is qualified to serve on the Compensation Committee due to his experience serving as a public and private company director.

Peter K. Pitsch has been a Director of Multiband since August 2011 and is Chairman of the Nominating and Governance Committee and a member of the Compensation Committee. Mr. Pitsch is the Executive Director of Communications Policy and Associate General Counsel for Intel Corporation. He is responsible for coordination of Intel's global telecommunications policies. Prior to joining Intel, Pitsch was the president of Pitsch Communications from 1989 to 1998 which represented telecommunications clients before the FCC and Congress. Pitsch was the Chief of Staff to the Chairman of the Federal Communications Commission from 1987 to 1989 and Chief of FCC's Office of Plans and Policy from 1981 to 1987. He was a senior attorney at Montgomery Ward, Inc. from 1979 to 1981. Prior to that, he worked for three years as an attorney at the Federal Trade Commission including as attorney-advisor to FTC Commissioner Calvin Collier. Mr. Pitsch received a B.A. in Economics from the University of Chicago in 1973 and his J.D. from Georgetown University Law Center in 1976. He is a member of the District of Columbia Bar, the Virginia State Bar, and the Federal Communications Bar Association. Among other attributes, skills and qualifications, the Board believes that Mr. Pitsch is qualified to serve as a Director and as a member of the Nominating and Governance Committee based on his extensive legal and business experience.

Martin H. Singer, Ph.D. was appointed to serve as a Director in August 2012 and is Chairman of the Compensation Committee and a member of the Nominating and Governance Committee. Mr. Singer was nominated to serve as a Director by a company shareholder. Mr. Singer serves as the Chief Executive Officer and Chairman of the Board for PCTEL, Inc., a position he has held since October 2001. Prior to that, he served as PCTEL, Inc.'s non-executive Chairman of the Board from February 2001 until October 2001, and he has been a director of PCTEL, Inc., since August 1999. From December 1997 to August 2000, Mr. Singer served as President and Chief Executive Officer of SAFCO Technologies, a wireless communications company. He left SAFCO in August 2000 after its sale to Agilent Technologies. From September 1994 to December 1997, Mr. Singer served as Vice President of the Cellular Infrastructure Group, a division for Motorola, Inc., a communications equipment company.  Prior to this period, Mr. Singer held senior management and technical positions in Motorola, Tellabs, AT&T and Bell Labs. Mr. Singer holds a Bachelor of Arts degree in psychology from the University of Michigan, and a Master of Arts degree and Ph.D. in Experimental Psychology from Vanderbilt University. He has served as the Chairman and Co-Chair of the Midwest Council of TechAmerica (formerly AeA) and has served on the Standing Advisory Group for the Public Company Accounting Oversight Board and Advisory Board for the MMM program at Kellogg School of Business. From March 2009 until September 2010 he also served on the Board of Directors of Westell Technologies, Inc., a leading provider of broadband products, gateways and conferencing services, and was Chair of Westell's Compensation Committee. In 2006, Mr. Singer was appointed to the Board of Directors of ISCO International, a provider of spectrum conditioning solutions to wireless and cellular providers worldwide, where he also chaired the Compensation Committee until he left the board in 2007. Mr. Singer is a member of the Economic Club of Chicago and has served as the chair and co-chair of the Technology Nominating Committee. Recently, he served as a Commissioner on Illinois' Economic Recovery Commission, appointed by Governor Quinn to that position. In March 2011, he was appointed by Governor Quinn to the Illinois Broadband Deployment Council. Mr. Singer has eight patents in telecommunications and is the author of several essays on the telecommunications industry and technology competitiveness. He was awarded the Martin Sandler Achievement Award by the American Israel Chamber of Commerce in 2007 and the Executive Leadership Award by the AeA in 2008. Mr. Singer is a seasoned industry expert with strong knowledge of the Company's business and technology. The Board believes that Mr. Singer is qualified to serve as a director due to his expertise in business strategy, intellectual property, strategic alliances and business technology.

Stephen Kezirian was appointed to serve as a Director in August 2012 and is a member of the Audit and the Nominating and Governance Committees. Mr. Kezirian was nominated to serve as a Director by a company shareholder. Mr. Kezirian is currently the Chief Executive Officer of TRG Customer Solutions (TRG-CS), a diversified, global provider of outsourced contact center solutions with a focus on complex technology intensive applications. With over 6,000 associates and clients and operations in eight countries, TRG-CS provides services to a diverse range of clients, from small- and medium-sized enterprises to the Fortune 50. Prior to joining TRG-CS, Mr. Kezirian was Chief Operating Officer of Cantor Gaming, a wholly-owned subsidiary of Cantor Fitzgerald focused on revolutionizing the gaming experience. In his professional career, Mr. Kezirian has served in a variety of roles at McKinsey & Co., Morgan Stanley & Co., J.H. Whitney & Co., Tickets.com and Sprint-Nextel Corporation. Mr. Kezirian holds a bachelor's degree in Economics from Harvard University and an MBA from Harvard Business School.

The Company knows of no arrangements or understandings between a director and any other person pursuant to which any person has been selected as a director. There is no family relationship between any of the directors or executive officers of the Company.

CORPORATE GOVERNANCE

Board of Directors and its Committees
The Board of Directors met four times in 2012.  As permitted by Minnesota Law, the Board of Directors also acted from time to time during 2012 by unanimous written consent in lieu of conducting formal meetings.  Last year, there were six such actions and accompanying board resolutions passed.  In 2012, the Board designated an Audit Committee consisting of Frank Bennett, Donald Miller and Eugene Harris.  In 2013, the Audit committee added Stephen Kezirian. In 2012, the Board designated a Compensation Committee consisting of Eugene Harris, Donald Miller and Jonathan Dodge, whose term ended September 27, 2012. Martin Singer, Ph.D. and Peter Pitsch joined this committee on August 16, 2012.  In 2013, the Compensation Committee changed to consist of Martin Singer, Ph.D., Donald Miller and Peter Pitsch. In 2012, Frank Bennett, Eugene Harris and Peter Pitsch were also designated to the Nominating and Governance Committee. In 2013, the Nominating and Governance Committee changed to consist of Peter Pitsch, Stephen Kezirian, and Martin Singer, Ph.D. In 2012, Frank Bennett was the chairman of the Audit and Nominating and Governance Committees and Eugene Harris was the chairman of the Compensation Committee. In 2013, Frank Bennett is the Audit Committee chairman, Martin Singer, Ph.D. is the Compensation Committee chairman and Peter Pitsch is the Nominating and Governance Committee chairman.

To the best of the Company’s knowledge, none of the Company’s directors have been involved with any legal proceedings brought by the government or private individuals during the past ten years that involve allegation of securities law violations or other fraud.

Diversity
The Company has no formal board diversity policy at present. The Company's Nominating and Governance Committee, in assessing candidates for potential board membership, does examine whether those candidates have particular skill sets or elements in their background that would raise the board's overall level of expertise and enhance the furtherment of the Company's business plans and objectives.

Director Term Limits
On August 3, 2012, upon recommendation from our Nominating and Governance Committee, our Board of Directors adopted a term limit policy limiting non-management directors to no more than 15 years of service on the board. Consistent with this policy, Jonathan Dodge did not stand for reelection to the board in 2012.

Committee Rotation Policy
On August 3, 2012, upon recommendation from our Nominating and Governance Committee, our Board of Directors adopted a board committee rotation policy for non-management directors pursuant to which all board committee chairs will rotate at least every five years. The Nominating and Governance Committee will align Board committee chair assignments in accordance with this policy going forward.

Director Stock Ownership
On August 3, 2012, upon recommendation from the Nominating and Governance Committee, our Board of Directors adopted a policy whereby all non-management directors must own an amount of Company common stock equal to or greater than three times the amount of a non-management directors' annual retainer fee after the fourth anniversary of their election to the board. As of December 31, 2012, all tenured directors, Frank Bennett, Eugene Harris and Donald Miller, have met this requirement.

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

Directors’ attendance at Annual Meetings can provide shareholders with an opportunity to communicate with Directors about issues affecting the Company.  The Company does not have a policy regarding director attendance, but all Directors are encouraged to attend the Annual Meeting of Shareholders.  Four of our directors attended our Annual Meeting in 2012.

The Role of the Board in Risk Oversight
While the Company's executive officers are responsible for daily management of material risks facing the Company, the Board's role in the Company's risk oversight process includes reviewing and discussing with members of the management areas of material risk to the Company, including strategic, operational, financial and legal risks. The Board as a whole primarily deals with matters related to strategic and operational risk. The Audit Committee deals with matters of financial and legal risk including the adequacy of internal controls over financial reporting and disclosure controls and processes. The Compensation Committee addresses risks related to compensation and other employee-related matters. Specifically, the Compensation Committee reviews whether compensation practice is consistent with the Compensation Committee's responsibilities and its charter as further discussed herein under Compensation Information. In evaluating best practices, the Compensation Committee seeks advice from its independent compensation consultant. The Nominating and Governance Committee manages risks associated with Board independence and corporate governance. All committees report to the full Board regarding their respective considerations and actions.

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

Our Audit Committee met four times during 2012.  The Audit Committee is comprised entirely of individuals who meet the independence and financial literacy requirements of NASDAQ listing standards.  Our Board has determined that all three members in 2012, Frank Bennett, Eugene Harris, and Donald Miller, and Stephen Kerizian beginning in 2013, qualify as an "audit committee financial expert" and each is independent from management as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933, as amended.  The Company acknowledges that the designation of the members of the Audit Committee as financial experts does not impose on them any duties, obligations or liability that are greater than the duties, obligations and liability imposed on them as a member of the audit committee and the Board of Directors in the absence of such designation.

Report of the Audit Committee
March 21, 2013
To the Board of Directors of Multiband Corporation:

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, and financial reporting practices of the Company.  During the year ended December 31, 2012, the committee met four times, and Frank Bennett, as the Audit Committee chair and representative of the Audit Committee, discussed the interim financial information contained in quarterly and annual filings on Forms 10-Q and 10-K, respectively, with the Company’s Chief Financial Officer and the Company’s independent registered public accounting firm prior to public release.

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

The audit committee discussed and reviewed with the Company’s independent registered public accounting firm all communications required by Standards of the Public Company Accounting Oversight Board and, both with and without management present, discussed and reviewed the results of the independent registered public accounting firms’ examination of the Company’s consolidated financial statements.  The audit committee reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2012 with management and the independent registered public accounting firm.  Management has the responsibility for the preparation of the Company’s consolidated financial statements and the Company’s independent registered public accounting firm has the responsibility for the examination of those statements.

Based on the review referred to above and discussions with management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in its Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Frank Bennett, Chairman
Eugene Harris
Donald Miller
Stephen Kezirian

Nominating and Governance Committee
In 2012, the Nominating and Governance Committee consisted of Frank Bennett, Eugene Harris and Peter Pitsch. In 2013, the Nominating and Governance Committee changed to consist of Peter Pitsch, chair, Stephen Kezirian, and Martin Singer, Ph.D. The Nominating and Governance Committee's duties include adopting criteria for recommending candidates for election or re-election to our Board and its committees, considering issues and making recommendations considering the size and composition of our Board. The Nominating and Governance Committee will also consider nominees for Director suggested by shareholders in written submissions to the Company's Secretary. The Nominating and Governance Committee met five times during 2012.

Director Nomination Procedures
Director Manager Qualifications:  The Company's Nominating and Governance Committee has established policies for the desired attributes of our Board as a whole.  The Board will seek to ensure that a majority of its members are independent as defined in the NASDAQ listing standards.  Each member of our Board must possess the individual qualities of integrity and accountability, informed judgment, financial literacy, high performance standards and must be committed to representing the long-term interests of the Company and the shareholders.  In addition, Directors must be committed to devoting the time and effort necessary to be responsible and productive members of our Board. Our Board values diversity, in its broadest sense, reflecting, but not limited to, profession, geography, gender, ethnicity, skills and experience.

Identifying and Evaluating Nominees:  The Nominating and Governance Committee regularly assesses the appropriate number of Directors comprising our Board, and whether any vacancies on our Board are expected due to retirement or otherwise.  The Nominating and Governance Committee may consider those factors it deems appropriate in evaluating Director candidates including judgment, skill, diversity, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience.  Depending upon the current needs of our Board, certain factors may be weighed more or less heavily by the Nominating and Governance Committee.  In considering candidates for our Board, the Nominating and Governance Committee evaluates the entirety of each candidate's credentials and, other than the eligibility requirements established by the Nominating and Governance Committee, does not have any specific minimum qualifications that must be met by a nominee.  The Nominating and Governance Committee considers candidates for the Board from any reasonable source, including current Board members, shareholders, professional search firms or other persons.  The Nominating and Governance Committee does not evaluate candidates differently based on who has made the recommendation.  The Nominating and Governance Committee has the authority under its charter to hire and pay a fee to consultants or search firms to assist in the process of identifying and evaluating candidates.

The Nominating and Governance Committee will consider additional non-management candidates for election or appointment to the Board prior to the 2013 annual meeting, pursuant to the Company's applicable bylaws. The Committee will be seeking candidates who possess attributes outlined in its charter as referenced below with a preference for those individuals who have industry experience relevant to the Company's business and significant management expertise with larger companies.

Charter of the Nominating Committee:  A copy of the charter of the Nominating Committee is available on our website at www.multibandusa.com.

Shareholder Nominations of Candidates for Election to the Board
Any shareholder entitled to vote in the election of directors generally may nominate one or more persons for consideration by the Nominating and Governance Committee as part of the slate of individuals for election as directors at a meeting at which directors are to be elected only if written notice of such shareholder's intent to make such nomination or nominations has been given, either by personal delivery or by certified or registered United States mail, postage prepaid and return receipt requested, to the Secretary of the Company not later than (i) with respect to an election to be held at an annual meeting of shareholders, ninety (90) days prior to the anniversary date of the immediately preceding annual meeting, and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to shareholders. Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission; and (e) the consent of each nominee to serve as a director of the Company if so elected. The presiding officer of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

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

Compensation Information
The purpose of this Compensation Information Section is to discuss material information relating to compensation awarded to the following individuals, who have been identified by the Compensation Committee as the Company's Named Executive Officers for the fiscal year ended December 31, 2012.

Name	Title
James L. Mandel	Chief Executive Officer
Steven M. Bell	General Counsel and Chief Financial Officer
Kent Whitney	Chief Operating Officer
David Ekman	Chief Information Officer
Tom Beaudreau	President of the MDU Division

Because Mr. Mandel and Mr. Bell are also Board members, their biographies are included in the Board member section.

Senior Management

David Ekman is the Chief Information Officer of Multiband. He founded a computer company in 1981 that subsequently merged with Vicom, Incorporated, Multiband’s predecessor, in November 1999. Mr. Ekman has 30 years of experience in voice and data technologies including starting a commercial ISP company in 1994. He serves on the Board of Trustees of the North Dakota State University Development Foundation.

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

Overview of the Compensation Committee

Our Compensation Committee
Reviews and recommends the compensation arrangements for management, including the compensation for our Chief Executive Officer; and establishes and reviews general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals.

Acting on behalf of the Board of Directors, the Compensation Committee's responsibilities are detailed in its charter and include the following:

1.
Review and make recommendations to the Board of Directors with regards to compensation of executive officers, the adoption of policies that govern the Company's compensation and benefit programs, oversight of plans for executive officer development and succession.

2.	Provide guidance to management on significant issues affecting compensation philosophy or policy;

3.
Retain, as necessary, outside consulting, legal or other advisors to advise or assist the Compensation Committee in the execution of their responsibilities. In 2012, the Compensation Committee concluded there was a need for its compensation consultant to take an expanded role.

At the beginning of each year, certain performance objectives are set by the Compensation Committee for executive officers.  2012 corporate objectives included goals based on expense control, diversification of revenues and improvements to working capital. By year end, the Compensation Committee reviews the performance of the Company against the corporate objectives and reviews the performance of each executive officer against their individual objectives.  Based upon results achieved, the executive officers may receive part or all of a targeted bonus award. In determining the 2012 variable compensation, the committee reviewed performance against the financial metrics and key performance objectives cited above. The committee determined that, despite a year in which earnings per share fell significantly, the executive officrers still grew and diversified revenue and met some of the key performance objectives.

Our Compensation Committee met five times during 2012.  The Compensation Committee is comprised entirely of non-employee Directors who meet the independence requirements of the NASDAQ listing standards.  In 2012, the Compensation committee was comprised of Eugene Harris, Donald Miller and Jonathan Dodge, whose term ended September 27, 2012, and Martin Singer, Ph.D. and Peter Pitsch, began terms on this committee on August 16, 2012.  In 2013, the Compensation Committee changed to consist of Martin Singer, Ph.D., chair, Donald Miller and Peter Pitsch.

Compensation Philosophy
The Compensation Committee's philosophy in setting compensation policies for the CEO and the other Named Executive Officers is to attract, hire and retain an experienced management team that can successfully sell and operate our services and help the Company to succeed and enhance shareholder value.  The fundamental policy of our Compensation Committee is to provide our executive officers with competitive compensation opportunities based upon their contribution to our development and financial success and long-term shareholder interest, as well as each officer’s personal performance.  The compensation package for each executive officer is comprised of three elements (i) base salary which reflects individual performance and is designed primarily to be competitive with salary levels in the industry; (ii) potential for short-term incentive payments contingent upon specific corporate and individual milestones; and (iii) long-term stock-based incentive awards which strengthen the mutuality of interests between the executive officers and our shareholders.

The primary goals of the executive compensation program are therefore to closely align the interests of the executive officers with those of the Company's shareholders in order to enhance shareholder value; to provide the executive officers with a structured compensation package that is competitive and motivates and provides for advancement within the organization; to maintain a material portion of each executive officer's total compensation at risk and tied to the attainment of overall company performance goals established by the Board of Directors; and to minimize risky behaviors that jeopardize the stability and value of the Company.

In establishing these goals, the Compensation Committee relies significantly upon the services of an independent compensation consultant to assess appropriate levels and components of compensation for the executive officers. Although the fees of the independent compensation consultant are paid by the Company, the consultant is accountable to and has direct reporting responsibility to the Compensation Committee. The Compensation Committee's practice is to invite the consultant to attend substantially all Compensation Committee meetings. In assessing CEO compensation for 2012, the independent compensation consultant performed a competitive market analysis for the CEO position analyzing both base pay and total compensation.

Item 11

Executive and Director Compensation

Summary Compensation Tables (in thousands)
The following table sets forth certain information relating to the remuneration paid by the Company to its executive officers whose aggregate cash and cash-equivalent remuneration approximated or exceeded $100 during the Company’s fiscal years ended December 31, 2012, 2011 and 2010.

Name and principal position	Year	Salary	Bonus	Stock awards	(1) Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other Compensation	Total
James Mandel	2012	$550	$309	$275	$533	$—	$—	$—	$1,667
Chief Executive Officer	2011	514	268	175	344	—	—	8	1,309
	2010	450	155	397	207	—	—	12	1,221

Steven Bell	2012	315	258	157	157	—	—	12	899
Chief Financial Officer	2011	315	150	—	—	—	—	12	477
	2010	315	150	—	—	—	—	12	477

David Ekman	2012	185	11	—	—	—	—	11	207
Chief Information Officer	2011	185	13	—	—	—	—	7	205
	2010	185	30	—	67	—	—	7	289

Kent Whitney	2012	200	—	—	—	—	—	2	202
Chief Operating Officer	2011	192	45	—	—	—	—	2	239
	2010	158	27	—	135	—	—	2	322

Tom Beaudreau	2012	256	—	—	—	—	—	11	267
President MDU Division	2011	256	30	—	—	—	—	11	297
	2010	256	25	—	197	—	—	11	489

(1)	The amounts in this column are calculated based on the fair value of the option awards granted during 2012, 2011 and 2010.

DIRECTOR COMPENSATION (in thousands)
Outside Directors were each paid an annual cash fee in lieu of restricted stock of $31, an annual retainer varying from $30 to $50, annual chair meeting fees of $8, $5 and $5 for audit, compensation and nominating meeting chairs, respectively and non-chair per meeting fees of $1 per meeting, for all committees in 2012, or their prorated earned portion herewith.  Awards or options to Directors are determined by the Board's Compensation Committee.  Each Director is entitled to reimbursement for his reasonable out of pocket expenses incurred in relation to travel to and from board meetings. There were no perquisites or personal benefits provided to any of the directors that exceeded $5 per person in 2012.

Name	Fees earned or paid in cash	Stock awards	(1) Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	(2) All other compensation	Total
F Bennett	$50	$31	$31	$—	$—	$1	$113
J Dodge (3)	38	31	31	—	—	1	101
E Harris	49	31	31	—	—	3	114
D Miller	63	31	31	—	—	3	128
P Pitsch	42	31	31	—	—	1	105
M Singer, Ph.D. (4)	6	—	—	—	—	1	7
S Kezirian (4)	4	—	—	—	—	3	7

(1)
The amounts in this column are calculated based on fair value and equal the financial statement compensation expense as reported in our 2012 consolidated statement of income for the fiscal year.  Total Board of Directors options outstanding at December 31, 2012 is 418,575.

(2)	Represents payment of expenses incurred in conjunction with attending board meetings.

(3)	Mr. Dodge's term on the Board of Directors ended September 27, 2012.

(4)	Martin Singer, Ph.D. and Stephen Kezirian became directors on August 15, 2012, therefore were only paid a prorated portion of the fees.

Director Independence
Currently, the Board of Directors has eight members. The Board has determined that a majority of its members are “independent” as defined by the listing standards of the NASDAQ Stock Market.  The independent Directors are Messrs. Frank Bennett, Eugene Harris, Donald Miller, Peter Pitsch, Martin Singer, Ph.D., and Stephen Kezirian.  Both Messrs. Bennett and Harris have extensive backgrounds in investment banking, finance and raising capital.   They have been valuable to the Company in consulting with management as to how to structure various debt and equity offerings.  Mr. Miller was CFO for a large private company and provides input to the Company with regards to its financial and management reporting.  Mr. Pitsch has extensive experience in the communications industry and keeps the Company informed with regards to various regulatory trends affecting the industry. Mr. Singer, Ph.D also has a long background in the communications field. Mr. Kezirian is the President of a call center company and has a keen insight into that area of the Company's business.

General Terms of Equity Grants
The Company has a 1999 Stock Compensation Plan and a 2000 Non-Employee Directors Stock Compensation Plan, both approved by the Company's shareholders. The 1999 Stock Compensation Plan has a pool of 15,000,000 shares available for issuance of which 754,855 shares or 5.0% were issued during the year ended December 31, 2012. The 2000 Non-Employee Directors Stock Compensation Plan has a pool of 5,000,000 of which 120,385 shares or 2.4% were issued during the year ended December 31, 2012. Although there is a large reserve of shares in the pool, the Company has historically issued a very small percentage of those shares during any given fiscal year. The Compensation Committee has reviewed both the burn rate of shares issued annually and the overhang factor (see Equity Compensation Plan Information table) resulting from cumulative stock awards to date and have concluded that the Company is issuing stock awards in a reasonable range. Service-based restricted stock grants and stock options to employees including executive officers generally vest over a three year period. Director stock awards generally have immediate vesting and are based on the average closing price of the Company's common stock during the first ten business days of the calendar year.

2012 Grants of Plan-Based Awards (in thousands, except shares and per share amounts)
The following table sets forth information on grants of plan-based awards in 2012 to the named executive officers.

			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards (#)	All Other Option Awards (#)	Exercise or base price of award ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date		Threshold (#)	Target (#)	Maximum (#)
James L. Mandel	1/4/2012	(1)	—	—	—	79,251	—	$3.47	$275
James L. Mandel	1/4/2012	(2)	—	—	—	—	124,588	3.47	258
James L. Mandel	1/4/2012	(3)	—	—	—	—	106,437	3.47	275
Steven M. Bell	1/5/2012	(4)	—	—	—	25,000	—	3.15	$79
Steven M. Bell	1/5/2012	(5)	—	—	—	22,695	—	3.47	$79
Steven M. Bell	1/5/2012	(6)	—	—	—	—	35,582	3.15	$79
Steven M. Bell	1/5/2012	(7)	—	—	—	—	31,277	3.47	$79

(1)	The base price of this restricted stock grant is $3.47, based on the share price on 1/3/12.

(2)	The exercise price of these stock options is $3.47, based on the share price on 1/3/12, with a grant date fair value of $2.0735 per share based on the Black-Scholes option pricing model.

(3)	The exercise price of these stock options is $3.47, based on the share price on 1/3/12, with a grant date fair value of $2.5837 per share based on the Black-Scholes option pricing model.

(4)	The base price of this restricted stock grant is $3.15, based on the share price on 12/29/11.

(5)	The base price of this restricted stock grant is $3.47, based on the share price on 1/3/12.

(6)	The exercise price of these stock options is $3.15, based on the share price on 12/29/11, with a grant date fair value of $2.2132 per share based on the Black-Scholes option pricing model.

(7)	The exercise price of these stock options is $3.47, based on the share price on 1/3/12, with a grant date fair value of $2.5178 per share based on the Black-Scholes option pricing model.

Narrative to Summary Compensation Table and 2012 Grants of Plan-Based Awards Table
See the Compensation Information, as well as the Employment Agreement and Other Compensation and Long-Term Incentive Plan Summaries for a complete description of compensation elements pursuant to which the amounts listed under the Summary Compensation Table and 2012 Grants of Plan-Based Awards Table were paid or awarded and the criteria for such payments.

Stock Option Grants During 2012 (in thousands, except for shares and per share amounts)
The following table provides information regarding stock options granted during fiscal 2012 to the named executive officers in the Summary Compensation Table.

		Number of Securities Underlying Options	Percent of Total Options Granted to Employees in Fiscal	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Year	Granted (#)	Year (%)	($/Share)	Date	5%	10%
James L. Mandel	2012	124,588	38.0	$3.47	1/4/2019	$176	$410
	2012	106,437	32.5	3.47	1/4/2019	150	350

Steven M. Bell	2012	35,582	10.9	3.15	1/5/2019	46	106
	2012	31,277	9.5	3.47	1/5/2019	44	103

David Ekman	2012	—	—	—	—	—	—

Kent Whitney	2012	—	—	—	—	—	—

Tom Beaudreau	2012	—	—	—	—	—	—

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

Outstanding Equity Awards at Fiscal Year-End (in thousands, except shares and per share amounts)
The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 31, 2012.

		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#)						Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name		Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (6)
James L. Mandel		60,000	—	$7.50	1/8/2013
		20,000	—	7.25	6/18/2014
		120,000	—	7.35	1/6/2015
	(1)	103,875	34,625	1.25	1/2/2016
	(1)	42,188	42,187	2.00	1/5/2017
	(2)					84,375	$139
		59,211	—	1.90	2/10/2017
	(2)					64,338	106
		92,234	—	2.72	1/4/2018
	(1)	21,750	65,250	2.75	1/4/2018
	(2)					79,251	131
		124,588	—	3.47	1/4/2019
	(1)	—	106,437	3.47	1/4/2019

Steven M. Bell		10,000	—	5.50	1/8/2013
		5,000	—	9.45	4/23/2014
		10,000	—	7.25	6/18/2014
		80,000	—	7.35	1/16/2015
	(1)	56,250	18,750	1.25	1/2/2016
	(3)					25,000	41
	(2)					22,695	37
	(4)	—	35,582	3.15	1/5/2019
	(5)	—	31,277	3.47	1/5/2019

David Ekman		40,000	—	6.75	4/27/2015
	(5)	33,333	16,667	1.85	4/1/2017

Kent Whitney	(5)	66,666	33,334	1.85	4/1/2017

Tom Beaudreau	(5)	66,666	33,334	1.85	4/1/2017
	(5)	33,333	16,667	1.70	5/3/2017

(1)
Outstanding options are subject to the continued service of the executive officer, and shall vest with respect to one-fourth on the first anniversary of the grant, one-fourth on the second anniversary of the grant, one-fourth on the third anniversary of the grant, and the remainder on the fourth anniversary of the grant.

(2)	Outstanding shares of the restricted stock grant are subject to the continued service of the executive officer, and vest on the third anniversary of the grant.

(3)	Outstanding shares of the restricted stock grant are subject to the continued service of the executive officer, and vest on the second anniversary of the grant.

(4)
Outstanding options are subject to the continued service of the executive officer, the option shall vest with respect to one-half on the first anniversary of the grant, and the remainder on the second anniversary of the grant.

(5)
Outstanding options are subject to the continued service of the executive officer, the option shall vest with respect to one-third on the first anniversary of the grant, one-third on the second anniversary of the grant, and the remainder on the third anniversary of the grant.

(6)	Market value of the restricted stock reflects a per share price of $1.65 which was the fair market value on December 31, 2012.

Option Exercises and Stock Vested (in thousands, except for shares and per share amounts)

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
James L. Mandel	—	$—	120,000	$412

(1)	The value realized upon vesting of stock awards is based on the closing market price of our Company's common stock on the vesting date.

Equity Compensation Plan Information
The following table provides information as of December 31, 2012 about the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,177,187	$2.90	16,822,813
Equity compensation plans not approved by security holders (1)	—	—	—
TOTAL	3,177,187	$2.90	16,822,813

(1)	The Company’s Board has the authority to grant options and warrants to purchase shares of the Company’s common stock outside of any equity compensation plans approved by security holders.

2013 Short-Term Incentive Plan (STIP)
In 2013, the Board of Directors intends to emphasize operating income and revenue as the two components to incentivize executive officers pursuant to a STIP. This approach is a departure from prior years' incentive plans which centered more around non-financial key performance indexes. The Compensation Committee recommended, and the board approved, this revised methodology to better align executive incentives with objectives that are clearly important to shareholders. To that end, the committee eliminated restricted stock grants that were service vesting. Instead, the committee intends, as earned, to grant options at current market prices. These options would vest over multiple years. Therefore, the CEO and other executives can realize financial benefits from these options only if the Company's stock price and shareholder value improve over time. For 2013, the Board of Directors adopted a sliding scale on an “S curve” rather than a linear basis for determining the potential bonus to executive officers. The goal of this sliding scale is to produce modest incentive rewards at plan levels but provide greater rewards to management should they reach significant over-achievement of the plan. The incentive awards will be calculated and paid based on a payout percentage between 20-100% of base salary depending on the Company reaching specific revenue and net profit targets. There is no earn out for the CEO or others at levels below plan thresholds but there is significant financial potential to executives when the Company over achieves its financial targets.

Employment Agreements and Other Compensation and Long-Term Incentive Plans (in thousands)

The Company has no deferred compensation plans or long-term incentive plans and issued no long-term incentive awards during 2012.

The Company entered into employment agreements with Mr. Mandel on April 25, 2011, and Mr. Bell on April 12, 2011, which provide for annual compensation and the receipt of certain payments and benefits upon particular termination events or a change in control. In addition, the employment agreements have initial terms ending December 31, 2014 and automatically renew for successive 12-month terms unless terminated by either party. Pursuant to Mr. Mandel's employment agreement, he is entitled to a base salary of $525, which amount increases during the term of the agreement, a $300 signing bonus, and incentive awards pursuant to our incentive compensation plan, contingent on Mr. Mandel meeting certain annual objectives agreed to by him and the Compensation Committee. Pursuant to Mr. Bell's employment agreement, he is entitled to a base salary of not less than $315, or a higher annual rate if approved by the Chief Executive Officer, a $100 retention bonus, and incentive awards pursuant to our incentive compensation plan, contingent on Mr. Bell meeting certain annual objectives established by the Chief Executive Officer. Pursuant to the employment agreements, in the event that either executive is terminated without cause by us, the executive will receive severance pay in the form of salary continuation of his then base salary from the termination date through the remaining term of the executive's employment agreement. Pursuant to the employment agreements, in the event that a change of control leads to either executive's termination, all deferred or other compensation due to him under the agreement, including without limitation severance pay, stock options, stock grants, incentive awards, and cash bonuses, will become immediately due and payable and all stock options and grants will accelerate in vesting and will vest in full.

In addition, the Company has entered into an employment agreement with Mr. Tom Beaudreau, President MDU Division, on December 1, 2011, which had a twelve month term ending December 1, 2012 which then converted to a month-to-month agreement. The agreement provides for annual compensation with a base salary of $250, and a performance bonus of up to 50% of his base salary.

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

Report of the Compensation Committee
April 1, 2013
To the Board of Directors of Multiband Corporation:

We have reviewed and discussed with management the Company’s Compensation Discussion and Analysis.  Based on this review and these discussions, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in Multiband Corporation’s Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Martin Singer, Ph.D., Chairman
Donald Miller
Peter Pitsch

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

Compensation Committee Interlocks and Insider Participation
In 2012, the Board designated a Compensation Committee consisting of Mr. Harris, Mr. Miller and Mr. Dodge, whose term ended September 27, 2012, and Mr. Singer, Ph.D. and Mr. Pitsch, join the committee on August 16, 2012.  In 2013, the Compensation Committee changed to consist of Mr. Singer, Ph.D., Mr. Miller and Mr. Pitsch. In 2013, Mr. Singer, Ph.D., was appointed as chairman of the Compensation Committee to replace Mr. Harris. None of the Company’s executive officers served during the year ended December 31, 2012 as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our Board of Directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to provide us with copies of all Section 16(a) reports that they file. Based solely upon a review these reports and written representations from our directors and executive officers, we believe that our directors, executive officers and 10% owners, complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2012.

Item 12

Security Ownership of Certain Beneficial Owners and Management

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF
The following table sets forth certain information with respect to the beneficial ownership of our outstanding common stock as of March 11, 2013, by (i) each of our executive officers; (ii) each of our directors; (iii) all of our executive officers and directors as a group; and (iv) each of those known by us to be beneficial owners of more than 5% of our common stock.  Beneficial ownership means sole or shared voting power or investment power with respect to a security.  We have been informed that all shares shown are held of record with sole voting and investment power, except as otherwise indicated.  To our knowledge, none of the shares reported below are pledged as security.

The table also includes 56,000 shares subject to equity grants made to directors and executive officers in January 2013.  Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 11, 2013 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise indicated, the information in the table does not include any stock options and/or warrants outstanding that cannot be exercised within 60 days of March 11, 2013.

The persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, unless otherwise indicated, subject to applicable community property laws.  Except as otherwise noted below, the address for each person or entity listed in the table is c/o Multiband Corporation, 5605 Green Circle Drive, Minnetonka, MN 55343.

On March 11, 2013, the Company had 21,788,834 shares of common stock issued and outstanding.

Name	Number of Shares Beneficially Owned		Percent of Common Shares Outstanding
Executive Officers and Directors
Steven M. Bell	326,530	(1)	1.48%
Frank Bennett	485,541	(2)	2.21
Eugene Harris	235,847	(3)	1.08
James L. Mandel	1,033,920	(4)	4.59
Donald Miller	399,016	(5)	1.82
Peter Pitsch	47,852	(6)	*
Martin Singer, Ph.D.	35,663	(7)	*
Stephen Kezirian	43,663	(8)	*
David Ekman	453,917	(9)	2.07
Kent Whitney	138,200	(10)	*
Tom Beaudreau	150,000	(11)	*
All directors and officers as a group (11 persons)	3,350,149	(12)	15.38

5% Shareholders
Wellington Management Company, LLP and affiliates 280 Congress Street Boston, MA 02210	2,457,700	(13)	11.36
J. Carlo Canell P.O. Box 3459 Jackson, WY 83001	2,853,423	(14)	13.02
Red Oak Partners, LLC 304 Park Avenue South, 11th Floor New York, NY 10010	1,456,652	(15)	6.71

*	Indicates ownership of less than 1%.

(1)
Includes vested options to acquire 208,317 shares of common stock.  Mr. Bell's beneficial ownership does include 6,250 shares of common stock owned by his spouse as to which Mr. Bell disclaims beneficial ownership.

(2)	Includes warrants and vested options to purchase 142,250 shares of common stock.

(3)	Includes warrants and vested options to purchase 121,702 shares of common stock.

(4)	Includes vested options to purchase 752,278 shares of common stock.

(5)	Includes vested options to purchase 140,401 shares of common stock.

(6)	Includes vested options to acquire 30,846 shares of common stock.

(7)	Includes vested options to acquire 23,663 shares of common stock.

(8)	Includes vested options to acquire 23,663 shares of common stock.

(9)	Includes vested options to purchase 90,100 shares of common stock and 109,000 Series C Preferred Shares convertible into 43,600 shares of common stock.

(10)	Includes vested options to acquire 100,000 shares of common stock.

(11)	Includes vested options to acquire 150,000 shares of common stock.

(12)	See footnotes 1 through 11 above.

(13)	Information based on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013.

(14)	Information based on Schedule 13D filed with the Securities and Exchange Commission on March 11, 2013.

(15)	Information based on Schedule 13D filed with the Securities and Exchange Commission on August 10, 2012.

Item 13

Certain Relationships and Related Transactions, and Director Independence
The Board has determined that a majority of its members are “independent” as defined by the listing standards of the NASDAQ Stock Market.  The independent Directors are Messrs. Frank Bennett, Eugene Harris, Donald Miller, Peter Pitsch, Martin Singer, Ph.D., and Stephen Kezirian.

The Company leases principal offices located at 2000 44th Street SW, Fargo, ND 58013.  The Fargo base rate is $22 per month.  The Fargo property is owned in part by David Ekman.

Multiband Field Services Incorporated (MBFS), a wholly owned subsidiary of the Company, leases warehouse space in Wyoming, MI.  Lease payments amount to $4 per month plus expenses, expiring in December 2013.  The property is owned in part by Henry Block, Marketing Consultant.

The Company has a $600 note payable due to Frank Bennett, Director, with monthly payments of interest at 8.5%, principal and accrued interest due in full April 2013.

In February 2013, the Company entered into an unsecured short-term promissory note in the amount of $1,000 with J. Basil Mattingly, a Vice President of the Company.  The note carries an interest rate of 5% per annum and is due February 2014. This note was paid in full on March 20, 2013.

Item 14

Principal Accounting Fees and Services (in thousands)
On January 17, 2012, the Audit Committee of the Board of Directors of the Company approved on behalf of the Company and its subsidiaries the dismissal of their independent registered public accounting firm, Baker Tilly Virchow Krause, LLP (Baker Tilly), and the engagement of Ernst & Young LLP (Ernst & Young), to serve as their new independent registered public accounting firm for 2012. The Board of Directors of the Company ratified the dismissal of Baker Tilly and the engagement of Ernst & Young by the Audit Committee on January 17, 2012. The dismissal of Baker Tilly became effective upon completion of the audit of our consolidated financial statements for the year ended December 31, 2011 and the filing of our Annual Report on Form 10-K for fiscal 2011. The engagement of Ernst & Young as the Company's new independent registered public accounting firm became effective for the 2012 fiscal year. This change in auditors was made after a competitive bidding process and evaluation. Ernst & Young also performed a review of the unaudited condensed consolidated quarterly financial statements to be included in the Company's quarterly reports on Form 10-Q, which review included financial quarters beginning with the quarter ending March 31, 2012. The Company filed a Current Report on Form 8-K, including, among other things, Baker Tilly's letter relating to the Company's disclosures, to disclose the foregoing auditor change with the SEC in January 2012.

The following table presents fees for professional services rendered by Ernst & Young, LLP for the fiscal year 2012 and Baker Tilly Virchow Krause, LLP, for the fiscal year 2011:

	2012	2011
Audit services (1)	$274	$355

(1)	Includes expenses incurred during the completion of the audit, and fees associated with the filing of registration statements on Form S-1 and Form S-8 with the SEC.

The Company’s Audit Committee consists of Frank Bennett, chair, Eugene Harris, Donald Miller and Peter Pitsch. All four are considered audit committee financial experts independent from management. The Company’s current audit committee charter is incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on 8-K, filed June 9, 2004. The audit committee is responsible for engaging the independent registered public accounting firm and fees related to their services.

The policy of the Company’s Audit Committee is to review and pre-approve both audit and non-audit services to be provided by the independent registered public accounting firm (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with such approval reported to the committee at its next regularly scheduled meeting.  Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities Exchange Act of 1934.  Approximately 100% of the fees paid to Ernst & Young LLP and Baker Tilly Virchow Krause, LLP, were pre-approved by the audit committee.

No services in connection with appraisal or valuations services, fairness opinions or contribution-in-kind reports were rendered by Ernst & Young LLP or Baker Tilly Virchow Krause, LLP.  Furthermore, no work of Ernst & Young LLP or Baker Tilly Virchow Krause, LLP, with respect to their services rendered to the Company was performed by anyone other than Ernst & Young LLP or Baker Tilly Virchow Krause, LLP.

Item 15

Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report
(1)Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets – December 31, 2012 and 2011
Consolidated Statements of Income – Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income – Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows – Years Ended December 31, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements
(2)Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts
Other schedules omitted because they are not required

(b)	Exhibits

Exhibit Index

Exhibit Number	Description

3.1	Articles of Incorporation of Multiband Corporation, as amended (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

3.2	Bylaws of Multiband Corporation (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

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

Exhibit Number	Description

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

10.4
Amendment No. 1 to Debenture Purchase Agreement by and among Multiband NE Incorporated, Multiband SC Incorporated, Multiband EC Incorporated, Multiband NC Incorporated, Multiband DV Incorporated and Convergent Capital Partners II, L.P. dated November 20, 2012 (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed November 21, 2012).

10.5
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

10.7
Supplemental Agreement and Plan of Share Exchange between Multiband Corporation, DirecTECH Holding Company, Inc. and Michigan Microtech, Inc. dated January 25, 2008 (Incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, filed February 12, 2008).

10.8
Stock Purchase Agreement between Multiband Corporation and DirecTECH Holding Company, Inc. dated November 3, 2008 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed November 6, 2008).

10.9
First Amendment to Stock Purchase Agreement by and between Multiband Corporation and DirecTECH Holding Company, Inc. dated December 30, 2008 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed January 2, 2009).

10.10
Registration Rights Agreement between Multiband Corporation and DirecTECH Holding Company, Inc. dated January 2, 2009 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended, filed April 22, 2011).

10.11
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

Exhibit Number	Description

10.13
First Amendment to Loan and Stock Pledge Agreement by and between Multiband Corporation and DirecTECH Holding Company, Inc. dated January 2, 2013 (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed January 2, 2013).

10.14**	Employment Agreement of James Mandel dated April 25, 2011 (Incorporated herein by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, filed April 28, 2011).

10.15**	Employment Agreement of Steven Bell dated April 25, 2011 (Incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K, filed April 28, 2011).

10.16**	Employment Agreement of J. Basil Mattingly dated October 1, 2004 (Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed January 8, 2009).

10.17**	Amendment to Employment Agreement of J. Basil Mattingly dated December 27, 2007 (Incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed January 8, 2009).

10.18**	1999 Stock Compensation Plan, as amended (Incorporated herein by reference to Appendix B to the Company’s Proxy Statement on Form DEF 14A, filed July 23, 2009).

10.19**	2000 Non-Employee Director Stock Compensation Plan, as amended (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Form DEF 14A, filed July 23, 2009).

10.20
Stock Purchase Agreement between Multiband Corporation and WPCS International Incorporated dated September 1, 2011 (Incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K, filed September 7, 2011).

10.21**	Employment Agreement of Henry Block dated October 1, 2004. (Incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.22**
Amendment to Employment Agreement of Henry Block dated January 1, 2009. (Incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.23**	Employment Agreement of Tom Beaudreau dated December 1, 2011. (Incorporated herein by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.24
Acquisition Agreement by and among Multiband, MBSUB, and MDU Communications International, Inc., (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed July 10, 2012).

10.25
Amendment to the Acquisition Agreement by and among Multiband, MBSUB, and MDU Communications International, Inc. (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed December 26, 2012).

10.26
Credit Agreement between Multiband Corporation (and subsidiaries) and Fifth Third Bank dated March 20, 2013 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 21, 2013).

10.27
Guarantee and Collateral Agreement between Multiband Corporation (and subsidiaries) and Fifth Third Bank dated March 20, 2013 (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 21, 2013).

Exhibit Number	Description

16.1	Changes in Registrant’s Certifying Accountant (Incorporated herein by reference to Exhibit 16.1 to the Company’s Registration Statement on 8-K, filed January 17, 2012).

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Baker Tilly Virchow Krause, LLP

23.2*	Consent of Ernst and Young LLC

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act – James Mandel

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act – Steven Bell

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 – James Mandel

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – Steven Bell

101***
The following financial information from our Annual Report on Form 10-K for the year ended 2012, filed with the SEC on April 1, 2013, is formatted in eXtensible Business Reporting Language (XBRL): (i) the consolidated balance sheets as of December 31, 2012 and 2011; (ii) the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flow for the each of the three years in the period ended December 31, 2012; and (iii) the Notes to Consolidated Financial Statements (audited).

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

MULTIBAND CORPORATION. Registrant

Date: April 1, 2013	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer

Date: April 1, 2013	By:	/s/ Steven M. Bell
Steven M. Bell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 1, 2013	By:	/s/ Frank Bennett
Frank Bennett
Director

Date: April 1, 2013	By:	/s/ Eugene Harris
Eugene Harris
Director

Date: April 1, 2013	By:	/s/ Donald Miller
Donald Miller
Chairman of the Board of Directors

Date: April 1, 2013	By:	/s/ Peter Pitsch
Peter Pitsch
Director

Date: April 1, 2013	By:	/s/ Martin Singer, Ph.D.
Martin Singer, Ph.D.
Director

Date: April 1, 2013	By:	/s/ Stephen Kezirian
Stephen Kezirian
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTIBAND CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Multiband Corporation

We have audited the accompanying consolidated balance sheet of Multiband Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multiband Corporation and subsidiaries at December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst and Young LLP

Minneapolis, Minnesota
April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee,and Board of Directors
Multiband Corporation and subsidiaries

We have audited the accompanying consolidated balance sheet of Multiband Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multiband Corporation and subsidiaries as of December 31, 2011 and the results of their operations and cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule included in supplemental information. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 30, 2012

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

ASSETS
(in thousands)

	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$18,056	$18,169
Available-for-sale securities	—	1,191
Accounts receivable, net	20,312	28,359
Inventories	11,444	14,276
Costs and estimated earnings in excess of billings on uncompleted contracts	1,540	998
Prepaid expenses and other	1,181	1,361
Income tax receivable	621	42
Deferred tax assets	6,691	6,862
Total Current Assets	59,845	71,258
PROPERTY AND EQUIPMENT, NET	12,273	6,304
OTHER ASSETS
Goodwill	37,796	37,796
Intangible assets, net	10,987	14,597
Restricted cash - certificate of deposit	1,682	—
Insurance collateral	10,899	8,061
Other assets	1,553	2,452
Deferred tax assets	5,439	1,134
Total Other Assets	68,356	64,040
TOTAL ASSETS	$140,474	$141,602

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	2012	2011
CURRENT LIABILITIES
Short-term debt	$280	$457
Related party debt	600	—
Current portion of long-term debt, net of original issue discount	17,396	4,936
Current portion of capital lease obligations	857	324
Accounts payable	24,075	32,354
Billings in excess of costs and estimated earnings on uncompleted contracts	68	41
Accrued liabilities	21,094	24,113
Deferred service obligations and revenue	361	1,570
Total Current Liabilities	64,731	63,795
LONG-TERM LIABILITIES
Accrued liabilities	6,982	5,352
Long-term debt, net of current portion and original issue discount	20,458	29,229
Capital lease obligations, net of current portion	1,630	274

Total Liabilities	93,801	98,650
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (12,696 shares issued and outstanding, $133,308 liquidation preference)	191	191
10% Class C (109,000 shares issued and outstanding, $1,090,000 liquidation preference)	1,411	1,411
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (10,000 shares issued and outstanding, $100,000 liquidation preference)	41	41
6% Class H (0.00 and 1.00 shares issued and outstanding, $0 and $100,000 liquidation preference)	—	—
Common stock, no par value (21,648,459 and 21,612,380 shares issued and outstanding)	116,775	115,290
Accumulated deficit	(73,245)	(75,481)
Total Stockholders' Equity	46,673	42,952
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,474	$141,602

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands, except share and per share amounts)

	2012	2011	2010
REVENUES	$305,624	$300,186	$265,594
COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	224,962	214,559	186,294
Selling, general and administrative	70,306	63,939	57,173
Depreciation and amortization	6,968	6,757	8,298
Impairment of assets	600	246	160

Total costs and expenses	302,836	285,501	251,925

INCOME FROM OPERATIONS	2,788	14,685	13,669
OTHER EXPENSE
Interest expense	(3,701)	(3,838)	(4,202)
Interest income	32	35	8
Proceeds from life insurance	—	409	—
Gain on bargain purchase	177	166	—
Losses attributable to available-for-sale securities	(652)	(1,078)	—
Other income	75	276	103

Total other expense	(4,069)	(4,030)	(4,091)

INCOME (LOSS) BEFORE INCOME TAXES	(1,281)	10,655	9,578

PROVISION FOR (BENEFIT FROM) INCOME TAXES	(3,887)	3,611	(5,116)

NET INCOME	2,606	7,044	14,694
Preferred stock dividends	370	787	1,488

INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,236	$6,257	$13,206

INCOME PER COMMON SHARE – BASIC	$0.10	$0.37	$1.32
INCOME PER COMMON SHARE – DILUTED	$0.10	$0.32	$0.91

Weighted average common shares outstanding – basic	21,718,155	16,975,753	10,016,717
Weighted average common shares outstanding – diluted	22,494,132	20,626,529	15,617,353

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	2012	2011	2010
NET INCOME	$2,606	$7,044	$14,694
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized losses on securities:
Unrealized holding losses arising during period	—	(2)	(5)
COMPREHENSIVE INCOME	$2,606	$7,042	$14,689

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands, except for share amounts)

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2009	14,171	$213	1,370	$14	112,880	$1,465	220,000	$2,200	150,000	$1,500
Stock issued:
Cash	—	—	—	—	—	—	—	—	—	—
Acquisition of Hyatt Tech Systems	—	—	—	—	—	—	—	—	—	—
Conversion of accrued interest	—	—	—	—	—	—	—	—	—	—
Conversion of dividends payable	—	—	—	—	—	—	—	—	—	—
Restricted stock issued	—	—	—	—	—	—	—	—	—	—
Earned stock compensation	—	—	—	—	—	—	—	—	—	—
In lieu of cash for services rendered	—	—	—	—	—	—	—	—	—	—
In lieu of cash for financing costs	—	—	—	—	—	—	—	—	—	—
Redemption of preferred stock	—	—	(1,370)	(14)	(880)	(9)	(25,000)	(250)	—	—
Intrinsic value of convertible feature	—	—	—	—	—	(3)	—	—	—	—
Stock subscriptions receivable:
Cash received	—	—	—	—	—	—	—	—	—	—
Interest collected	—	—	—	—	—	—	—	—	—	—
Interest earned	—	—	—	—	—	—	—	—	—	—
Decrease in reserve	—	—	—	—	—	—	—	—	—	—
Stock subscriptions written-off	—	—	—	—	—	—	—	—	—	—
Warrants issued for dividends	—	—	—	—	—	—	—	—	—	—
Options expense	—	—	—	—	—	—	—	—	—	—
Options issued for earned compensation	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—
Other comprehensive income – unrealized losses on available-for–sale securities	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—
BALANCES, December 31, 2010	14,171	$213	—	$—	112,000	$1,453	195,000	$1,950	150,000	$1,500

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	—	$—	—	$—	—	$—	—	$—	—	$—
Exercise of warrants	—	—	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	—	—	—	—
Secondary offering of common stock, net	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—	—	—
Conversion of accrued interest	—	—	—	—	—	—	—	—	—	—
Conversion of dividends payable	—	—	—	—	—	—	—	—	—	—
Restricted stock issued	—	—	—	—	—	—	—	—	—	—
Earned stock compensation	—	—	—	—	—	—	—	—	—	—
Redemption of preferred stock	(1,475)	(14)	—	—	(3,000)	(30)	(195,000)	(1,950)	—	—
Intrinsic value of convertible feature	—	(8)	—	—	—	(12)	—	—	—	—
Options expense	—	—	—	—	—	—	—	—	—	—
Options issued for earned compensation	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—
Other comprehensive income – unrealized losses on available-for–sale securities	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—
BALANCES, December 31, 2011	12,696	$191	—	$—	109,000	$1,411	—	$—	150,000	$1,500

	8% Class A		10% Class B		10% Class C		15% Class E		10% Class F
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	—	$—	—	$—	—	$—	—	$—	—	$—
Conversion of preferred stock	—	—	—	—	—	—	—	—	—	—
Conversion of dividends payable	—	—	—	—	—	—	—	—	—	—
Restricted stock issued	—	—	—	—	—	—	—	—	—	—
Earned stock compensation	—	—	—	—	—	—	—	—	—	—
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—
Intrinsic value of convertible feature	—	—	—	—	—	—	—	—	—	—
Options expense	—	—	—	—	—	—	—	—	—	—
Options issued for earned compensation	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—
BALANCES, December 31, 2012	12,696	$191	—	$—	109,000	$1,411	—	$—	150,000	$1,500

See accompanying notes to the consolidated financial statements

	8% Class G		6% Class H		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCES, December 31, 2009	11,595	$48	2	$—	100	$10,000	9,722,924	$84,626
Stock issued:
Cash	—	—	—	—	—	—	—	(15)
Acquisition of Hyatt Tech Systems	—	—	—	—	—	—	12,000	24
Conversion of accrued interest	—	—	—	—	—	—	595	3
Conversion of dividends payable	—	—	—	—	—	—	392,162	902
Restricted stock issued	—	—	—	—	—	—	50,000	100
Earned stock compensation	—	—	—	—	—	—	—	171
In lieu of cash for services rendered	—	—	—	—	—	—	25,000	62
In lieu of cash for financing costs	—	—	—	—	—	—	103,164	181
Redemption of preferred stock	—	—	(1)	(1)	—	—	—	—
Intrinsic value of convertible feature	—	—	—	1	—	—	—	—
Stock subscriptions receivable:
Cash received	—	—	—	—	—	—	—	—
Interest collected	—	—	—	—	—	—	—	—
Interest earned	—	—	—	—	—	—	—	—
Decrease in reserve	—	—	—	—	—	—	—	—
Stock subscriptions written-off	—	—	—	—	—	—	—	—
Warrants issued for dividends	—	—	—	—	—	—	—	56
Options expense	—	—	—	—	—	—	—	593
Options issued for earned compensation	—	—	—	—	—	—	—	112
Preferred stock dividends	—	—	—	—	—	—	—	—
Other comprehensive income – unrealized losses on available-for–sale securities	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—
BALANCES, December 31, 2010	11,595	$48	1	$—	100	$10,000	10,305,845	$86,815

	8% Class G		6% Class H		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	—	$—	—	$—	—	$—	—	$(70)
Exercise of warrants	—	—	—	—	—	—	13,800	41
Exercise of options	—	—	—	—	—	—	30,416	55
Secondary offering of common stock, net	—	—	—	—	—	—	5,974,932	16,176
Conversion of preferred stock	—	—	—	—	—	—	5,003,654	10,024
Conversion of accrued interest	—	—	—	—	—	—	280	1
Conversion of dividends payable	—	—	—	—	—	—	236,579	625
Restricted stock issued	—	—	—	—	—	—	46,874	125
Earned stock compensation	—	—	—	—	—	—	—	231
Redemption of preferred stock	(1,595)	(16)	—	(23)	(100)	(10,000)	—	—
Intrinsic value of convertible feature	—	9	—	23	—	—	—	—
Options expense	—	—	—	—	—	—	—	1,097
Options issued for earned compensation	—	—	—	—	—	—	—	170
Preferred stock dividends	—	—	—	—	—	—	—	—
Other comprehensive income – unrealized losses on available-for–sale securities	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—
BALANCES, December 31, 2011	10,000	$41	1	$—	—	$—	21,612,380	$115,290

	8% Class G		6% Class H		8% Class J		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Stock issued:
Cash	—	$—	—	$—	—	$—	—	$(5)
Conversion of preferred stock	—	—	—	—	—	—	20,000	100
Conversion of dividends payable	—	—	—	—	—	—	15,000	150
Restricted stock issued	—	—	—	—	—	—	165,780	156
Earned stock compensation	—	—	—	—	—	—	—	328
Repurchase of common stock	—	—	—	—	—	—	(164,701)	(351)
Redemption of preferred stock	—	—	(1)	(100)	—	—	—	—
Intrinsic value of convertible feature	—	—	—	100	—	—	—	—
Options expense	—	—	—	—	—	—	—	849
Options issued for earned compensation	—	—	—	—	—	—	—	258
Preferred stock dividends	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—
BALANCES, December 31, 2012	10,000	$41	—	$—	—	$—	21,648,459	$116,775

See accompanying notes to the consolidated financial statements

	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCES, December 31, 2009	$(26)	$7	$(94,944)	$5,103
Stock issued:
Cash	—	—	—	(15)
Acquisition of Hyatt Tech Systems	—	—	—	24
Conversion of accrued interest	—	—	—	3
Conversion of dividends payable	—	—	—	902
Restricted stock issued	—	—	—	100
Earned stock compensation	—	—	—	171
In lieu of cash for services rendered	—	—	—	62
In lieu of cash for financing costs	—	—	—	181
Redemption of preferred stock	—	—	—	(274)
Intrinsic value of convertible feature	—	—	2	—
Stock subscriptions receivable:
Cash received	1	—	—	1
Interest collected	1	—	—	1
Interest earned	(1)	—	—	(1)
Decrease in reserve	(223)	—	—	(223)
Stock subscriptions written-off	248	—	—	248
Warrants issued for dividends	—	—	—	56
Options expense	—	—	—	593
Options issued for earned compensation	—	—	—	112
Preferred stock dividends	—	—	(1,490)	(1,490)
Other comprehensive income – unrealized losses on available-for–sale securities	—	(5)	—	(5)
Net income	—	—	14,694	14,694
BALANCES, December 31, 2010	$—	$2	$(81,738)	$20,243

	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Stock issued:
Cash	$—	$—	$—	$(70)
Exercise of warrants	—	—	—	41
Exercise of options	—	—	—	55
Secondary offering of common stock, net	—	—	—	16,176
Conversion of preferred stock	—	—	—	10,024
Conversion of accrued interest	—	—	—	1
Conversion of dividends payable	—	—	—	625
Restricted stock issued	—	—	—	125
Earned stock compensation	—	—	—	231
Redemption of preferred stock	—	—	—	(12,033)
Intrinsic value of convertible feature	—	—	(12)	—
Options expense	—	—	—	1,097
Options issued for earned compensation	—	—	—	170
Preferred stock dividends	—	—	(775)	(775)
Other comprehensive income – unrealized losses on available-for–sale securities	—	(2)	—	(2)
Net income	—	—	7,044	7,044
BALANCES, December 31, 2011	$—	$—	$(75,481)	$42,952

	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Stock issued:
Cash	$—	$—	$—	$(5)
Conversion of preferred stock	—	—	—	100
Conversion of dividends payable	—	—	—	150
Restricted stock issued	—	—	—	156
Earned stock compensation	—	—	—	328
Repurchase of common stock	—	—	—	(351)
Redemption of preferred stock	—	—	—	(100)
Intrinsic value of convertible feature	—	—	(100)	—
Options expense	—	—	—	849
Options issued for earned compensation	—	—	—	258
Preferred stock dividends	—	—	(270)	(270)
Net income	—	—	2,606	2,606
BALANCES, December 31, 2012	$—	$—	$(73,245)	$46,673

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	2012	2011	2010
OPERATING ACTIVITIES
Net income	$2,606	$7,044	$14,694
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	6,968	6,757	8,298
Amortization and expense related to debt issuance costs	36	338	74
Amortization of original issue discount	96	97	96
Impairment of goodwill, intangibles and property and equipment	600	246	159
Loss (gain) on sale of property and equipment	(205)	112	9
Losses attributable to available-for-sale securities	652	1,078	—
Gain on bargain purchase	(177)	(166)	—
Change in allowance for doubtful accounts receivable	498	—	(698)
Change in reserve for stock subscriptions and interest receivable	—	—	24
Services provided in exchange for reduction of related parties debt	—	—	(11)
Stock based compensation expense	1,333	1,452	863
Reduction in interest receivable by increase in note receivable	—	—	(2)
Deferred income taxes	(3,957)	(61)	(7,495)
Changes in operating assets and liabilities:
Accounts receivable	7,596	(9,797)	(2,189)
Other receivable – related party	—	62	484
Costs and estimated earnings in excess of billings on uncompleted projects	(542)	35	—
Inventories	2,832	(3,201)	(2,438)
Prepaid expenses and other	4,589	6,359	4,306
Income tax receivable	169	2,385	(3,133)
Insurance collateral	(2,347)	(12)	—
Other assets	544	120	256
Accounts payable and accrued liabilities	(9,428)	8,468	(477)
Billings in excess of costs and estimated earnings on uncompleted projects	27	13	—
Accrued income taxes	(815)	—	(295)
Deferred service obligations and revenue	(1,200)	(252)	(780)
Net cash flows from operating activities	9,875	21,077	11,745
INVESTING ACTIVITIES
Purchases of property and equipment	(3,804)	(1,720)	(1,304)
Checks issued in excess of bank balance with the purchase of subsidiaries	—	(7)	—
Acquisition of subsidiaries	—	(2,000)	—
Purchases of intangible assets	(748)	(781)	(40)
Purchases of available-for-sale securities	—	(2,270)	—
Proceeds from sales of available-for-sale securities	540	—	—
Proceeds from purchase of land and building	685	—	—
Purchase of certificate of deposit	(1,682)	—	—
Proceeds from sale of subscriber assets	297	—	—
Proceeds from sale of property and equipment	95	—	—
Collections on notes receivable	10	5	3
Net cash flows from investing activities	(4,607)	(6,773)	(1,341)

MULTIBAND CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(in thousands)

	2012	2011	2010
FINANCING ACTIVITIES
Repayment on line of credit	—	(49)	—
Debt issuance costs	—	(150)	—
Payments on long-term debt	(206)	(72)	(507)
Payments on capital lease obligations	(548)	(453)	(573)
Payments on related parties debt	(100)	(165)	(680)
Payments for stock issuance costs	(5)	(70)	(15)
Payments on short-term debt	(4,816)	(10,037)	(8,966)
Proceeds from related parties debt	700	—	—
Proceeds from secondary offering – net of expenses	—	16,176	—
Payments received on stock subscriptions and interest receivables	—	—	2
Repurchase of common stock	(351)	—	—
Redemption of preferred stock	—	(2,009)	(276)
Payment of preferred stock dividends	(55)	(606)	(425)
Proceeds from exercise of options	—	55	—
Proceeds from exercise of warrants	—	41	—
Net cash flows from financing activities	(5,381)	2,661	(11,440)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(113)	16,965	(1,036)
CASH AND CASH EQUIVALENTS - Beginning of Year	18,169	1,204	2,240
CASH AND CASH EQUIVALENTS - END OF YEAR	$18,056	$18,169	$1,204

See accompanying notes to the consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business
Multiband Corporation and subsidiaries (the Company) was incorporated in Minnesota in September 1975.  The Company provides (1) contract installation services for the pay television industry (including satellite and broadband cable operators), internet providers and commercial customers, (2) voice, data and video services to residents of multi-dwelling units and (3) design, engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services.  The Company's products and services are sold to customers located throughout the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company's ability to continue as a going concern is dependent on maintaining profitability and/or raising additional capital.  Management may sell, if prudent, certain assets on a strategic basis for prices agreeable to the Company and/or obtain additional debt or equity capital to meet all of its existing cash obligations and fund commitments on planned projects; however, there can be no assurance that the sources will be available or available on terms favorable to the Company.  Management anticipates that the impact of on or more of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt, capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued profitability in the Company’s Field Services Segment (FS) (see Note 13).

2.	Evaluate factors such as anticipated usage and inventory turnover to maintain optimal inventory levels.

3.
Obtain senior debt financing with extended terms to refinance the Company’s notes payable to DirecTECH Holding Company, Inc. and Comvest Capital II, L.P., which mature January 15, 2014. This was completed March 20, 2013 (see Note 9).

4.	Expand call center support with sales of call center services to both existing and future system operators.

5.	Solicit additional equity investment in the Company by issuing either preferred or common stock for general corporate purposes.

6.	Improve profitability in newly diversified business segments

Principles of Consolidation
The 2012 consolidated financial statements include the accounts of Multiband Corporation (MBCorp) and its wholly owned subsidiaries, Minnesota Digital Universe, Inc. (MNMDU), Multiband Subscriber Services, Inc. (MBSS), Multiband Field Services Incorporated (MBFS), Multiband MDU Incorporated (MBMDU), Multiband DV Incorporated (DV), Multiband Security Incorporated (Security), Multiband Engineering and Wireless, Southeast, Inc. (SE), Multiband Engineering and Wireless, Midwest, Inc. (MW) and Multiband Special Purpose, LLC (MBSP) (see Note 9). Effective December 31, 2012, Security was merged into MBMDU with MBMDU being the surviving entity and DV was merged into MBFS with MBFS being the surviving entity.

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

The Company has three operating segments as follows: (1) Field Services Segment (FS), where the Company provides installation services to pay television (satellite and broadband cable) providers, internet providers and commercial customers, (2) Multi-Dwelling Unit Segment (MDU), where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master service operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators who are billed directly by DIRECTV and (3) Engineering, Energy & Construction (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services, usually done on a project basis (see Note 13 for changes with segments descriptions).

The Company earns FS segment revenue when services have been completed.

The Company earns MDU segment revenue as follows:

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

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

The Company’s policy is to present any sales taxes imposed on revenue-producing transactions on a net basis.

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

For the design-build engineering and wireless revenues, the Company has numerous contracts that are in varying stages of completion. Such contracts require estimates to determine the appropriate revenue and costs to recognize. Cost estimates are reviewed monthly on a contract-by-contract basis, and are revised periodically throughout the life of the contract such that adjustments to profit resulting from revisions are made cumulative to the date of the revision.  Significant management judgments and estimates, including the estimated cost to complete projects, which determines the project’s percent complete, must be made and used in connection with the revenue recognized in the accounting period.  Current estimates may be revised as additional

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The Company does not anticipate any losses at December 31, 2012.

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

Cash and Cash Equivalents
The Company includes as cash equivalents, investments with original maturities of three months or less when purchased, that are readily convertible into known amounts of cash.  The Company deposits its cash in financial institutions.  The balances, at times, may exceed federally insured limits.

Marketable Securities
We classify investments in marketable securities at the time of purchase. At December 31, 2012 the Company did not own any marketable securities.  At December 31, 2011, all marketable securities were classified as available-for-sale and as such, the investments were recorded at fair value with the unrealized gains and losses reported as a component of comprehensive income within stockholders’ equity. Available-for-sale securities are investments in debt and equity securities that have a readily determinable fair value not classified as trading securities or as held-to-maturity securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in other expenses. On an ongoing basis, the Company evaluates its available-for-sale securities to determine if a decline in value is other-than-temporary. A decline in market value of any available-for-sale security below cost that is determined to be other-than-temporary, results in an impairment to the fair value of the investment.  Gains and losses on the sale of marketable securities are recognized in operations based on the specific identification method.  Other-than-temporary impairments are charged to earnings and a new cost basis for the security is established. At December 31, 2011, available-for-sale securities consisted of common shares of WPCS International, Inc. (WPCS). The Company has sold all of its common shares of WPCS as of December 31, 2012. For the years ended December 31, 2012 and 2011, the Company recorded total other-than-temporary impairment losses of $652 and $1,078, respectively, on its investment in the common shares of WPCS. In order to assess the likelihood that the stock price would recover to the price the Company paid, the Company reviewed WPCS trading history in 2010 and 2011. The trading history along with the financial performance of WPCS in 2011 were indicators of other-than-temporary impairment. There were no other-than-temporary impairment losses recorded in 2010.

Accounts Receivable
The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible amounts based upon factors surrounding the credit risk of specific customers and other information.  For the MDU and FS segments, the Company has concentrations of credit risk with 71.2% and 82.4% of accounts receivable at December 31, 2012 and December 31, 2011, respectively, due from one customer (see Note 17).  Invoices are due 30 days after presentation.  Accounts receivable over 30 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.  Accounts receivable are shown net of an allowance for uncollectible accounts of approximately $609 at December 31, 2012 and $112 at December 31, 2011 respectively.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

Property and Equipment
Property, equipment and leasehold improvements are recorded at cost.  Improvements are capitalized while repairs and maintenance costs are charged to operations when incurred.  Property and equipment is depreciated or amortized using the straight-line method over estimated useful lives ranging from three to seven years.   Assets purchased under a capital lease are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset, except if the lease contains a bargain purchase option or ownership automatically transfers at the end of the lease in which case it is amortized using the straight-line method over its estimated useful life. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Buildings and improvements are depreciated using the straight-line method over estimated useful lives ranging from five to thirty years.

Purchased software and capitalized costs related to internally developed software are amortized over their useful lives of three to five years. Costs incurred during the application development stage related to internally developed software are capitalized in accordance with ASC Subtopic 350-40, Intangibles - Goodwill and Other: Internal-Use Software. Pursuant to that guidance, costs are expensed as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria as defined in GAAP have been met, external direct costs incurred for materials and services used in developing or obtaining internal-use computer software and payroll for employees who are directly associated with the internal-use computer software project, to the extent those employees devoted time directly to the project, are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use. Capitalized software is included in Property and Equipment, net (see Note 6) in the Company's consolidated balance sheet.

Long-lived Assets
The Company reviews its long-lived assets for events or changes in circumstances that may indicate that the carrying amount of a long-lived asset may not be recoverable or exceeds its fair value.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company's long-lived assets include property, equipment, leasehold improvements and definite-lived intangibles.

There was no impairment recorded to long-lived assets for any of the segments at December 31, 2012 and 2011. In 2010, the Company recorded an impairment charge for the MDU segment related to two uncompleted MDU properties with assets of $135.In 2010, the Company did not record any impairment to long-lived assets related to the FS segment. The EE&C segment did not exist in 2010.

Goodwill and Intangible Assets
In accordance with ASC Topic No. 350, Intangibles-Goodwill and Other, goodwill and intangible assets without a defined life shall not be amortized over a defined period, but instead must be tested for impairment at least annually.  Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The goodwill impairment test is a two-step impairment test.  In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of that reporting unit, goodwill is not impaired and the Company is not required to perform further testing.  If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit and determining the implied fair value of the impaired reporting unit’s goodwill based upon the residual of the fair value of the net assets.

For our annual goodwill impairment test, our reporting units were the same as our operating segments.  We completed our annual impairment assessment of the FS and MDU reporting units as of November 30, 2012. Both the FS and MDU reporting units had goodwill as of the assessment date.  The Company utilized the best information available, including the results of using other fair-value measurement techniques. The income and market approaches were considered in the determination of the fair value of each reporting unit. Both approaches were used to determine the fair value of the FS reporting unit. Only the income approach was used to determine the fair value of the MDU reporting unit due to limited comparability between the MDU reporting unit and

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

other publicly traded companies. The income approach is based on an estimate of future cash flows and a terminal value that factors in expected long-term growth. The discount rates applied in the income approach represent the respective reporting unit's weighted average cost of capital (WACC) which was derived from WACCs of publicly traded companies which are adjusted for capital structure differences, size risk premiums and reporting unit specific risk premiums. Our market approach utilizes earnings multiples for comparable publicly traded companies.

We assessed the reasonableness of the fair value calculations for our reporting units in relation to our total market capitalization.  The Company analyzed its stock price and overall market capitalization. In addition to the market capitalization, additional value may arise from synergies and other benefits that flow from control over an entity. In most industries, including ours, an acquiring entity is typically willing to pay more for equity securities that give a controlling interest than an investor would pay for equity securities not representing a controlling interest. In our analysis we have compared the total fair value of the FS, MDU, and EE&C reporting units to our market capitalization, and have deemed the implied control premium to be reasonable.

Goodwill was $37,796 at both December 31, 2012 and 2011.  The goodwill recorded as part of our FS segment was $37,440 at both December 31, 2012 and 2011.  The goodwill recorded as part of our MDU segment was $356 at both December 31, 2012 and 2011. The EE&C segment did not have any goodwill at December 31, 2012 and 2011.

The Company concluded there was no goodwill impairment at December 31, 2012 In November 2011, the Company terminated its contract to install home security systems with a third party. Accordingly, as of December 31, 2011, the Company recorded an impairment charge of $246 based on the amount of goodwill associated with that contract, which was included in the FS segment. In 2010, the Company recorded an impairment charge of $25 related to the US Install goodwill which was part of the MDU segment.

Components of intangible assets are as follows:

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Right of entry contracts	$2,662	$1,812	$3,174	$2,001
Contracts with DIRECTV	27,204	17,067	27,204	14,046
Customer contracts	1,102	1,102	402	136
Total	$30,968	$19,981	$30,780	$16,183

Amortization of intangible assets was $3,736, $3,606, and $5,437 for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company recorded impairment charges totaling $600 for the year ended December 31, 2012. The impairment was related to two cable fulfillment contracts. Negative cash flow related to this cable fullfillment activity necessitated the impairment charge. Estimated amortization expense of intangible assets for the years ending December 31, 2013, 2014, 2015, 2016, 2017 and thereafter is $2,885, $2,823, $2,747, $2,281, $70 and $181, respectively.  The weighted average remaining life of the intangibles is 4.0 years with right of entry contracts average life of 5.7 years and the remaining life of 3.8 years on the DIRECTV contract as of December 31, 2012. Customer contracts/lists have no remaining life, as they are fully amortized including a $600 impairment charge, as of December 31, 2012.

The Company amortizes the right of entry contracts, contracts with DIRECTV, and customer contracts, over their estimated useful lives based on contract terms, ranging from 2 to 109 months. The Company capitalizes material costs incurred to renew or extend terms of intangible assets.

Debt Issuance Costs
The Company has capitalized $0 and $150 of debt issuance costs during the years ended December 31, 2012 and 2011, respectively.  The Company amortizes the debt issuance costs under the effective method over the life of the related debt instrument and includes these costs with other assets in the consolidated balance sheets.  During 2011, the Company expensed an additional

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

$279 of debt issuance costs for uncompleted financings. Amortization of debt issuance costs of $36 and $59 for the years ended December 31, 2012 and 2011, respectively, are included in interest expense in the consolidated statements of operations. The remaining balance of deferred costs was $0 and $36 at December 31, 2012 and 2011, respectively.

We use a combination of self-insurance and third-party carrier insurance with predetermined deductibles that cover certain insurable risks.  The Company records liabilities for claims reported and claims that have been incurred but not reported, based on historical experience and industry data.

We are self-insured for group health insurance up to $275 per claim where management expects most claims to occur.  Insurance and claims accruals reflect the estimated cost for group health claims not covered by insurance.  The insurance and claims accruals are recorded at the estimated ultimate payment amounts.  Such insurance and claims accruals are based upon individual case estimates and estimates of incurred-but-not-reported losses using loss development factors based upon historical experience and industry data.

In most of the states the Company operates in, the Company is self-insured for workers’ compensation claims up to $100 in 2012 and 2011 and $250 in 2010, plus administrative expenses, for each occurrence. If any liability claims are in excess of coverage amounts, such claims are covered under premium-based policies issued by insurance companies to coverage levels that management considers adequate.  In Ohio and North Dakota, the Company purchases state-funded premium based workers’ compensation insurance. The Company has placed restricted deposits with the insurance company in the amounts of $10,899 and $8,061 at December 31, 2012 and 2011, respectively, which is included in insurance collateral in the accompanying consolidated balance sheets, related to the 2012 and 2011 plan years.

Advertising Costs
Advertising costs are charged to expense as incurred.  Advertising costs were $49, $53, and $28, for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the consolidated statements of income.

Income Taxes
The Company accounts for deferred tax assets and liabilities under the liability method.  Deferred tax liabilities are recognized for temporary differences that will result in taxable amounts in future years.  Deferred tax assets are recognized for deductible temporary differences and tax operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.  The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. We account for uncertainty in income taxes recognized in financial statements in accordance with ASC 740 (formerly FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109,”) which we adopted on January 1, 2007. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Only tax positions that meet the more-likely-than-not recognition threshold may be recognized.

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based payments at fair value.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term.  Stock-based compensation awards are issued under both the 1999 Stock Compensation Plan, which permits the issuance of restricted stock and stock options to key employees and agents, and the 2000 Non-employee Directors Stock Compensation Plan, which permits the issuance of restricted stock and stock options to non-employee directors.

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

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

The risk-free rates for the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant for a maturity that approximates the respective terms of each award.

For the years ended December 31, 2012, 2011, and 2010, total stock option expense of $849, $1,097, and $593, respectively, was included in selling, general and administrative expenses in the consolidated statements of operations.  As of December 31, 2012, there was $928 of total unrecognized compensation cost related to non-vested stock option arrangements granted to date.  That cost is expected to be recognized over a weighted-average period of 1.63 years.  This is an estimate based on options currently outstanding and therefore this projected expense could be more in the future.  The total fair value of stock options vested during the years ended December 31, 2012 and 2011 was $1,165 and $989, respectively.

In determining the compensation cost of the options granted during fiscal 2012, 2011, and 2010, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	2012	2011	2010
Risk-free interest rate	0.61%	1.43%	2.34%
Expected life of options granted	4.3 years	4.3 years	4.9 years
Expected volatility range	92.3%	99.9%	96%
Expected dividend yield	0%	0%	0%

The Company awards restricted common shares to selected employees.  Recipients are not required to provide any consideration other than continued service.  Company share awards are subject to certain restrictions on transfer, and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including employment termination.  The restricted stock is valued at its grant date fair value and expensed over the requisite service period or the vesting term of the award.  For the years ended December 31, 2012, 2011, and 2010, the Company recognized stock-based compensation expense of $484, $355, and $271, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.  At December 31, 2012, there was approximately $820 of unrecognized stock-based compensation expense associated with the non-vested restricted stock granted.  Stock-based compensation expense relating to these restricted shares is being recognized over a weighted-average period of 1.29 years.  The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $386 and $127, respectively.

Common Stock Offering
On June 1, 2011, the Company completed a public offering of 12,880,000 shares of its common stock, of which the Company sold 5,974,932 shares and the selling shareholder DirecTECH Holding Company, Inc. (DTHC) sold 6,905,068 shares at a price of$3.00 per share. The Company received net proceeds of $16,176 after deducting offering expenses, underwriting discounts and commissions. The Company did not receive any proceeds from the sale of shares by DTHC. DTHC converted its Class J preferred shares as part of its participation in the offering.

Common Stock Repurchase Plan
On June 4, 2012, the Company announced that its Board of Directors had approved the repurchase of up to 2.0 million shares of its common stock for a six month period commencing on June 6, 2012. On June 13, 2012, the Company entered into a Stock Repurchase Plan pursuant to SEC Rule10b-18, which documents the guidelines, rules and limitations of the program. During the year ended December 31, 2012, the Company repurchased 164,701 shares for $351, pursuant to this program, respectively. The repurchased amounts were recorded against common stock in the consolidated balance sheet at December 31, 2012.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

Income per Common Share
Basic income per common share is computed by using income attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted income per common share reflects the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period.  Potentially dilutive shares consist of shares issuable upon the exercise of stock options, stock warrants and unvested restricted stock (using treasury stock method) and conversion of preferred shares (using the as converted method).  A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income per share calculation, as they were anti-dilutive, are as follows:

	2012	2011	2010
Numerator:
Income attributable to common stockholders	$2,236	$6,257	$13,206
Additions: Dividends paid on convertible preferred stock	—	363	1,003

Net income for diluted earnings per share	$2,236	$6,620	$14,209
Denominator:
Weighted average common shares outstanding – basic	21,718,155	16,975,753	10,016,717

Assumed conversion of diluted securities:
Convertible preferred shares	12,500	2,103,925	5,203,715
Stock options	545,606	1,015,881	251,891
Restricted stock	174,721	269,840	117,603
Warrants	43,150	261,130	27,427
Potentially dilutive common shares	775,977	3,650,776	5,600,636

Weighted average common shares outstanding - diluted	22,494,132	20,626,529	15,617,353
Earnings per common share:
Basic	0.10	0.37	1.32
Diluted	0.10	0.32	0.91

Awards excluded from diluted income per share calculation	2,493,655	847,337	1,124,763

Management's Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant management estimates relate to the allowances for doubtful accounts, charge back of DIRECTV activation fees, inventory obsolescence, stock based compensation, property and equipment estimated useful lives, intangible assets estimated useful lives and the valuation of deferred tax assets.

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

Recent Accounting Pronouncements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. We do not expect the adoption of this accounting guidance to have an effect on our consolidated financial statements. ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment, an update to ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2012-02 enables an entity to assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test an indefinite-lived intangible asset for impairment by comparing the fair value of the asset with its carrying amount, utilizing only a quantitative impairment test. ASU 2012-02 is effective for interim and annual reporting periods for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This ASU was effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012, and the adoption did not have a material effect on its consolidated financial statements, financial position or cash flows.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to the accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted this guidance on a retrospective basis and the adoption did not have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners' equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU were effective prospectively for interim and annual periods beginning on or after December 15, 2011. This ASU requires changes in presentation only. The Company adopted this guidance effective January 1, 2012, and the adoption did not have a material effect on its consolidated financial statements, financial position or cash flows.

Reclassifications
Certain accounts in the prior year’s audited consolidated financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. The first reclassification was to report current portion of notes receivable within prepaid

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

expenses and other and other receivable - long-term and note receivable - long-term, net of current portion within other assets. The second reclassification was to report stock-based compensation as part of the value of common stock in the equity section of the balance sheet. The third reclassification was to change the presentation of the property and equipment footnote (Note 6) to separate internally developed software from office equipment and furniture. These reclassifications had no effect on reported net income or stockholders’ equity.

NOTE 2 – Business Acquisitions

Engineering and Wireless Acquisition
Effective September 1, 2011, the Company purchased from WPCS International, Inc. (WPCS), the outstanding stock of two of their subsidiary corporations named WPCS International-Sarasota, Inc. and WPCS International-St. Louis, Inc. Effective November 1, 2011, these entities have been renamed Multiband Engineering and Wireless, Southeast, Inc. (SE) and Multiband Engineering and Wireless, Midwest, Inc. (MW). The consideration for the purchase was $2,000, $750 of which was taken from an escrow account previously set up between the Company and WPCS. The companies purchased provide design, engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services. This acquisition allows the company to diversify its sources of revenue and expand its customer base. Also, the purchase added an engineering component to the business which may enhance the design and delivery of current services the company already provides. The Company evaluated the purchase price based on the fair value of assets acquired and liabilities assumed and determined that there was a gain on the purchase of $343, $177 of which has been included in the consolidated statements of income for the year ended December 31, 2012 upon finalization of the purchase accounting for the transaction and $166 for the year ended December 31, 2011.

A summary of the transaction is as follows:

Accounts receivable	$1,339
Costs in excess of billings and estimated earnings on uncompleted contracts	1,033
Property and equipment	452
Deferred taxes, net	617
Various other assets	141
Accounts payable and accrued liabilities	(1,108)
Billings in excess of cost and estimated earnings on uncompleted contracts	(28)
Long-term debt	(103)
Net fair value of assets acquired and liabilities assumed	2,343
Cash paid	(2,000)
Bargain purchase	$343

The Company had, through February 2012, an exclusive arrangement to purchase the remaining WPCS entities, pursuant to a non-binding letter of intent (LOI). The exclusive period lapsed on February 1, 2012 and a deposit of $250 was forfeited which is included in selling, general and administrative expense in the consolidated statement of income for the year ended December 31, 2011.

Cable Fulfillment Acquisitions
In October, 2011, the Company purchased a customer contract from Groupware International, Inc. (Groupware) for $300 which allowed the Company to perform installations for a broadband cable company in certain markets in North Carolina. In January, 2012, the Company purchased a customer contract from Groupware for $700 to perform installation services for another broadband cable company in certain markets in Florida. The Company recorded these contracts as intangible assets, with the amount amortized to income over the remaining terms of the installation contracts with the broadband cable companies. Accordingly, amortization expense of $367 and $33 has been included in depreciation and amortization in the accompanying consolidated statements of income for the years ended December 31, 2012 and 2011, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

During 2012, the Company identified indicators of impairment in these assets, specifically negative cash flows. The Company performed an impairment assessment of each asset and recorded impairment charges of $600 for the year ended December 31, 2012, which removed the remaining value of those assets as of that date.

NOTE 3 – Fair Value Measurements

The Company classifies investments in marketable securities at the time of purchase. At December 31, 2012, the balance of investments in marketable securities was zero. At December 31, 2011, all marketable securities are classified as available-for-sale and as such, the investments are recorded at fair value with the unrealized gains and losses deemed to be temporary reported as a component of accumulated comprehensive income within stockholders’ equity. Available-for-sale securities are investments in debt and equity securities that have a readily determinable fair value not classified as trading securities or as held-to-maturity securities. Realized gains and losses and declines in value judged to be other-than-temporary are included in other expenses in the statements of income. On an ongoing basis, the Company evaluates its available-for-sale securities to determine if a decline in value is other-than-temporary. A decline in market value of any available-for-sale security below cost that is determined to be other-than-temporary, results in impairment to the fair value of the investment. Gains and losses on the sale of marketable securities are recognized in income based on the specific identification method. Other-than-temporary impairments are charged to earnings and a new cost basis for the security is established.

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

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2012, and 2011, according to the valuation techniques we used to determine their fair values.

	Fair Value Measurements at December 31, 2012
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Restricted cash – certificate of deposit (1)	$1,682	$1,682	$—	$—

	Fair Value Measurements at December 31, 2011
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Available-for-sale securities (2)	$1,191	$1,191	$—	$—

(1)	The Company’s restricted cash – certificate of deposit consists of one certificate of deposit which has a maturity date of 7/1/13.

(2)	The Company’s available-for-sale securities consist of equity securities.

The Company reviews the methodologies utilized to determine fair value on a quarterly basis. Any change in methodologies or significant inputs used in determining fair values are further reviewed to determine if a fair value level hierarchy change has occurred. Transfers in and out of Level 1, 2, and 3 are considered to be effective as of the end of the quarter in which they occur. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2012 and 2011.

The summary of available-for-sale securities consists of the following at December 31:

	2012			2011
	Carrying Amount	Gross Unrealized Loss	Fair Value	Carrying Amount	Gross Unrealized Loss	Fair Value
Available-for-sale securities	$—	$—	$—	$1,191	$—	$1,191

At December 31, 2011, available-for-sale securities consisted of common shares of WPCS International, Inc. (WPCS) which were purchased in June 2011. The Company recorded losses attributable to available-for-sale securities of $652, $1,078 and $0 for years ended December 31, 2012, 2011 and 2010, respectively, which are included in other expenses in the consolidated statements of income. During the period that the Company held the investment, it determined that the trading history, along with the financial performance of WPCS in 2011 and 2012, were indicators of an other-than-temporary impairment and recognized $531, $1,078, and $0 of other than temporary losses for the years ended December 31, 2012, 2011 and 2010 with other expenses in the consolidated statements of income. During 2012, the Company sold all of its common shares of WPCS, realizing $121 of losses for the year ended December 31, 2012. The net adjustment to unrealized holding losses on available-for-sale securities included in other comprehensive income totaled $0, $2 and $5, in December 31, 2012, 2011 and 2010, respectively.

NOTE 4 – Inventories

Inventories consisted of the following at December 31:

	2012	2011
DIRECTV – serialized	$168	$3,661
DIRECTV – non-serialized	8,398	7,358
Other	2,878	3,257
Total inventories	$11,444	$14,276

NOTE 5 – Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following at December 31:

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

	2012	2011
Costs incurred on uncompleted contracts	$4,670	$4,222
Estimated contract profits	1,126	1,573
	5,796	5,795
Less: Billings to date	(4,324)	(4,838)
Excess of costs, net	$1,472	$957

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,540	$998
Billings in excess of costs and estimated earnings on uncompleted contracts	(68)	(41)
Excess of costs, net	$1,472	$957

NOTE 6 – Property and Equipment

Property and equipment consisted of the following at December 31:

	2012	2011
Building and improvements (see Note 9)	$2,973	$—
Land (see Note 9)	1,112	—
Leasehold improvements	844	1,211
Office equipment and furniture	5,638	7,028
Subscriber related equipment	11,750	12,541
Construction equipment	395	338
Internally developed software	1,459	313
Property and equipment under capital lease obligations	3,379	1,075
Total property and equipment	27,550	22,506
Less accumulated depreciation and amortization	(14,050)	(15,417)
Less accumulated depreciation and amortization of internally developed software	(305)	(257)
Less accumulated depreciation on assets held under amortization of capital leases	(922)	(528)
Total property and equipment, net	$12,273	$6,304

Depreciation and amortization expense on property and equipment was $3,232, $3,151, and $2,861 for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expenses related to capitalized internally developed software, which are included in depreciation expense in the accompanying consolidated statements of income, were $48, $31, and $44 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 7 – Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

	2012	2011
Accrued payroll and related taxes	$10,110	$9,831
Accrued worker compensation claims- short-term	4,448	4,093
Accrued incurred but not reported health insurance claims	1,400	1,125
Accrued legal settlements, fees and contingencies (see Note 17)	71	3,072
Accrued preferred stock dividends	339	274
Accrued liability – vendor chargeback	40	40
Accrued contract labor	1,319	1,839
Accrued income taxes	—	60
Other – short-term	3,367	3,779
Total accrued liabilities – short-term	21,094	24,113

Accrued worker compensation claims – long-term	6,782	4,952

Multi-year insurance premium obligations (payable $200 per year)	200	400
Total accrued liabilities – long-term	6,982	5,352
Total accrued liabilities	$28,076	$29,465

NOTE 8 – Short-term Debt

Short-term debt consisted of the following at December 31:

	2012	2011
Note payable – PNC Equipment Finance, monthly installments of $20 including imputed interest of 9.2%, due June 2012	$—	$77
Note payable – PNC Equipment Finance, monthly installments of $13 including imputed interest of 7.9%, due June 2012	—	233
Notes payable - First Insurance Funding Corporation, monthly installments of $19 including interest of 5.6%, due July 2012, secured by return premiums, dividend payments and certain loss payments	—	147
Note payable – PNC Equipment Finance, monthly installments of $10 including imputed interest of 7.9%, due June 2013	59	—
Note payable – PNC Equipment Finance, monthly installments of $16 including imputed interest of 7.9%, due August 2013	128	—
Note payable – PNC Equipment Finance, monthly installments of $8 including imputed interest of 8.79%, due December 2013	93	—
Short-term debt	$280	$457

NOTE 9 – Long-term Debt

On March 20, 2013, the Company completed a financing transaction with Fifth Third Bank (FTB) that will provide up to $30,000 of senior secured debt financing. Proceeds from the financing will be used to pay off its existing secured indebtedness and to fund working capital needs. The financing package will consist of a $20,000 term loan and a $10,000 revolving line of credit. The term loan will amortize over five years on a straight line basis at a rate of $1,000 per quarter. In addition to the quarterly principal payments, the Company will be required to make additional annual principal payments equal to 50% of excess cash flow as defined in the agreement. Interest under the term loan will be based on the 30-day LIBOR rate plus 5.5%. The revolving line of credit will be available based on 80% of eligible accounts receivable plus up to 50% of eligible inventory. Borrowings under the revolving line of credit shall bear interest at the 30-day LIBOR rate plus 5.0%. Interest will be payable monthly in arrears. The financing agreements contain certain financial covenants. Both facilities will be secured by a valid, perfected, first and only priority security

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

interest in all tangible and intangible assets and will mature on April 30, 2016.

Long-term debt consisted of the following at December 31:

	2012	2011
Debenture payable - Convergent Capital Partners, II, L.P., see terms in note below, net of original issue discount of $0 and $96, respectively. Subsequently paid off in 2013 as described below.	$5,000	$4,904
Note payable – PNC Equipment Finance, monthly installments of $2 including imputed interest of 9.7%, due June 2012, secured by software licenses	—	10
Note payable – DirecTECH Holding Company, Inc. This note is due in full on January 1, 2013, interest payable quarterly in arrears at 8.25%. Subsequently paid off in 2013 as described below.	29,152	29,155
Note payable – Ford Credit, monthly installments of $1 comprised of principal and interest, at 6.6%, through July 2016	37	47
Note payable – GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through June 2015	17	24
Note payable – GMAC, monthly installments of $1 comprised of principal and interest, at 2.96%, through August 2015	19	25
Mortgage Payable - American United Life Insurance Company, see terms in note below	3,629	—
Total long-term debt, net of original issue discount of $0 and $96, respectively	37,854	34,165
Less: current portion and original issue discount of $0 and $96, respectively	(17,396)	(4,936)
Long-term debt, net of current portion	$20,458	$29,229

Future maturities of long-term debt are as follows for the years ending December 31:

2013	$17,396
2014	4,258
2015	4,267
2016	9,282
2017	329
Thereafter	2,322
Total future maturities payments	$37,854

The current portion consists of $8,731 of principal payments made before the refinancing with Fifth Third Bank on March 20, 2013. The remaining current portion consists of $3,000 in term loan and $5,422 in revolving loan principal payments from the Fifth Third financing package plus $243 of other long-term debt.

On May 27, 2009, the Company entered into a loan agreement with Convergent Capital Partners, II, L.P. (Convergent) for $5,000. This loan carries an interest rate of 14% and requires monthly interest only payments until December 2012 when the principal was due and payable in full.   In connection with this loan, the Company paid a closing fee to the lender of $100 in 2009.  The Company also issued the lender 212,574 fully vested five year warrants with an exercise price of $3.  The gross proceeds were allocated between the note and the warrants based on the relative fair value at the time of issuance.  The warrants were valued at $347 using the Black Scholes pricing model, recorded as original issue discount, and amortized under the effective interest method over the term of the note.  The Company expensed $96 during each of the years ended December 31, 2012, 2011 and 2010 .  The loan gives the lender a first security position in the Company’s assets. The Company was in compliance with its covenants during the years ended December 31, 2012 and 2011. In November 2012, the maturity date of the loan was extended to December 2013. On March 20, 2013, the Company paid off the remaining balance owed Convergent via the funds provided by the financing transaction, discussed above, with FTB.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

Effective January 2, 2013, the Company amended and extended its $29,152 loan with DirecTECH Holding Company, Inc. (DTHC).  During January and February of 2013, the Company made payments totaling $8,731 to DTHC. On March 20, 2013, the Company paid off the remaining balance owed DTHC via the funds provided by the financing transaction, discussed above, with FTB.

In January 2012, the Company formed a wholly-owned subsidiary, Multiband Special Purpose, LLC (MBSP). In February 2012, MBSP purchased land and an office building for $4,500. Pursuant to the transaction, MBSP assumed a mortgage held by the seller in the amount of $3,802. The mortgage is payable over the next seventy-nine months and carries an interest rate of 5.92% per annum. Monthly payments of principle and interest are due as follows: $36 from March 2012 through September 2016 and then $40 from October 2016 through August 2018. A final payment of $2,102 is due in September 2018. As additional collateral for the mortgage, MBSP posted a letter of credit in the lender's favor of $1,682, which is fully backed by a certificate of deposit held by the lender and is classified as restricted cash in the balance sheet as of December 31, 2012. Prior to this transaction, the building was leased by the seller to a third party lessee under a long-term lease. In connection with the closing of the transaction, the third party lessee made payments totaling $1,350 as consideration for the termination of that lease. Of the total amount paid, $1,100 was credited against the MBSP's purchase price. The balance of the lease termination fee ($250) was paid to the MBSP in cash. The total amount paid by the third party lessee was recorded as a reduction in the MBSP's basis in the property acquired. At closing, MBSP received a total of $685 in net proceeds after all transaction costs.

NOTE 10 – Related Parties Debt – Short-term

Related parties debt – short-term consisted of the following at December 31:

	2012	2011
Note payable – Frank Bennett- Director, monthly payments of interest at 8.5%, principal and accrued interest due in full April 2013.	$600	$—
Related parties debt – short-term	$600	$—

NOTE 11 – Capital Lease Obligations

The Company has lease financing facilities for property, equipment and leasehold improvements.  Leases outstanding under these agreements bear interest at an average rate of 8.11% and expire through September 2017. The obligations are collateralized by the property under lease excluding certain sold property items.  Total cost and accumulated amortization of the leased equipment was $3,379 and $922 at December 31, 2012 and $1,075 and $528 at December 31, 2011.  Amortization expense related to these obligations is included in depreciation expense in the accompanying consolidated statements of income.

Future minimum capital lease payments are as follows for the years ending December 31:

2013	$930
2014	868
2015	555
2016	202
2017	74
Less: amounts representing interest	(142)
Present value of future minimum lease payments	2,487
Less: current portion	(857)
Capital lease obligations, net of current portion	$1,630

NOTE 12 – Stockholders' Equity

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

Capital Stock Authorized
The articles of incorporation as amended authorize the Company to issue 100,000,000 shares of no par capital stock.  Authorization to issue individual classes of stock is determined by a Board of Directors resolution.  All shares have been allocated to common stock except for 2,435,115 shares reserved for preferred stock as follows:

•	275,000 shares of Class A cumulative convertible preferred stock,

•	60,000 shares of Class B cumulative convertible preferred stock (this class is inactive),

•	250,000 shares of Class C cumulative convertible preferred stock,

•	250,000 shares of Class D cumulative convertible preferred stock (this class is inactive),

•	400,000 shares of Class E cumulative preferred stock,

•	500,000 shares of Class F cumulative convertible preferred stock,

•	600,000 shares of Class G cumulative convertible preferred stock,

•	15 shares of Class H cumulative convertible preferred stock (this class is inactive),

•	100,000 shares of Class I cumulative convertible preferred stock (this class is inactive) and

•	100 shares of Class J cumulative convertible preferred stock (this class is inactive)

Preferred Stock
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

The following chart summarizes certain terms of our outstanding preferred stock as of December 31, 2012.  The certificate of designation for each series should be carefully reviewed to determine exact rights and preferences of each class (in thousands, except share and liquidation preference amounts).

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

Class/ Series	Date of Issuance	Shares Outstanding (1)	Annual Dividend Rate		Number of shares issued upon conversion (2)	Liquidation Preference	Redeemable by Company
A	12/98	12,696	8	% payable quarterly	1 shares	$133,308	Yes	(3)
C	6/00	109,000	10	% payable quarterly	0.40 shares	1,090,000	Yes	(4)
F	6/04	150,000	10	% payable quarterly	1 shares	1,500,000	Yes	(4)
G	9/04	10,000	8	% payable quarterly	1.25 shares	100,000	—
		281,696

(1)	All preferred stock is non-voting.

(2)	Preferred shares are convertible at any time. Figures are adjusted for a 1-for-5 reverse stock split of the Company’s common stock, effective August 7, 2007.

(3)	Redeemable at $10.50 per share in accordance with the terms and conditions of the preferred stock certificate of designation.

(4)	Redeemable at $10.00 per share whenever the Company’s common stock price exceeds certain defined criteria and other terms and conditions of the preferred stock certificate of designation.

Upon the Company’s call for redemption, the holders of the preferred stock called for redemption will have the option to convert each share of preferred stock into shares of common stock until the close of business on the date fixed for redemption, unless extended by the Company in its sole discretion.  Preferred stock not converted would be redeemed. Class G shares have no redemption “call” price.

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

The Company also has a 2000 Non-employee Directors Stock Compensation Plan, which permits the issuance of restricted stock and stock options for 5,000,000 shares of common stock to non-employee directors.

Both the 1999 Stock Compensation Plan and the 2000 Non-employee Directors Stock Compensation Plan provide that the term of each award be determined by the Board of Directors.  Under the plans, the exercise price of incentive stock options may not be less than the fair market value of the stock on the award date, and the options are exercisable for a period not to exceed seven years from the award date.

Restricted Stock
The following table sets forth a summary of restricted stock activity for the years ended December 31:

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

	Number of Restricted Shares			Weighted-Average Grant Date Fair Value
	2012	2011	2010	2012	2011	2010
Outstanding and not vested, January 1	270,545	207,625	—	$2.13	$1.94	$—
Granted	472,001	110,294	257,625	2.39	2.72	1.95
Forfeited	(333)	(500)	—	(1.85)	(1.85)	—
Vested	(165,780)	(46,874)	(50,000)	2.33	2.70	2.00
Outstanding and not vested, December 31	576,433	270,545	207,625	$2.29	$2.13	$1.94

Using the weighted average stock price of $2.41, $3.33, and $1.99, respectively, on December 31, 2012, 2011 and 2010, the number of restricted shares outstanding with an intrinsic value was 174,721, 269,840, and 117,603, respectively, with an intrinsic value of $710, $575, and $234, respectively.

Stock Options
Stock option activity is as follows for the years ended December 31:

	Options			Weighted-Average Exercise Price
	2012	2011	2010	2012	2011	2010
Outstanding, January 1	2,869,556	2,822,636	908,517	$2.81	$2.73	$4.97
Granted	403,239	297,454	2,006,086	3.42	2.84	1.82
Exercised	—	(30,416)	—	—	1.82	—
Cancelled	(82,208)	(217,068)	(85,967)	1.71	1.71	3.79
Expired	(13,400)	(3,050)	(6,000)	6.22	17.01	23.75
Outstanding, December 31	3,177,187	2,869,556	2,822,636	$2.90	$2.81	$2.73

The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was $2.26, $1.97, and $1.33, respectively.  Options exercisable at December 31, 2012, 2011, and 2010 were 2,345,553, 1,564,825, and 832,636, respectively.  The weighted average price of exercisable options for the years ended December 31, 2012, 2011, and 2010 was $3.11, $3.57, and $5.02, respectively.  The total fair value of stock options vested at December 31, 2012 and 2011 was $5,981 and $4,816, respectively.  The Company issues new shares when stock options are exercised.

Options outstanding and exercisable as of December 31, 2012 are as follows:

			Outstanding			Exercisable
				Weighted - Average			Weighted-Average Exercise Price
Range of Exercise Prices			Options	Exercise Price	Remaining Contractual Life-Years	Options
$0.96	to	$3.85	2,684,787	$2.14	4.29	1,853,153	$2.07
4.25	to	6.90	151,680	6.19	1.85	151,680	6.19
7.00	to	8.60	334,820	7.36	1.59	334,820	7.36
9.25	to	10.00	5,900	9.50	1.27	5,900	9.50
$0.96	to	$10.00	3,177,187	$2.90	3.88	2,345,553	$3.11

A summary of the changes in the Company's nonvested options during the year ended December 31, 2012 are as follows:

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

	Options	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2011	1,304,731	$1.39
Granted	403,239	2.26
Vested	(780,728)	1.49
Cancelled	(82,208)	1.25
Exercised	—	—
Expired	(13,400)	4.86
Nonvested, December 31, 2012	831,634	$1.68

Using the closing stock price of $1.65, $3.23, and $2.84, respectively, on December 31, 2012, 2011 and 2010, the number of options outstanding with an intrinsic value was 1,293,441, 2,330,093, and 2,160,386, respectively, with an intrinsic value of $2,067, $4,353, and $3,675, respectively.

Using those same closing stock prices of $1.65, $3.23, and $2.84, respectively, on December 31, 2012, 2011 and 2010, the numbers of options exercisable was 942,544, 1,057,725, and 295,486, respectively, with an intrinsic value of $1,498, $2,031, and $494, respectively.

There were 0, 30,416, and 0 options exercised and therefore the intrinsic value of options exercised in 2012, 2011 and 2010 amounted to $0, $55, and $0, respectively. The total tax benefit realized from the stock option exercised was $27 for the year ended December 31, 2011.

Stock Warrants
Stock warrants activity is as follows for the years ended December 31:

	Outstanding			Weighted - Average Exercise Price
	2012	2011	2010	2012	2011	2010
Outstanding, January 1	255,724	422,444	1,668,273	$2.80	$4.03	$6.56
Granted	—	—	43,150	—	—	1.80
Exercised	—	(13,800)	—	—	3.00	—
Forfeited	—	(152,920)	(1,288,979)	—	6.17	7.23
Outstanding, December 31	255,724	255,724	422,444	$2.80	$2.80	$4.03

The weighted-average grant-date fair value of warrants granted during the year ended December 31, 2010 was $1.31. During the year ended December 31, 2010, the Company issued 43,150 five-year warrants in lieu of cash for preferred stock dividends with a weighted average exercise price of $1.80.  These warrants were valued at $56 using the Black Scholes pricing model.

Warrants outstanding and exercisable as of December 31, 2012, are as follows:

				Weighted - Average
Range of Exercise Prices			Warrants	Remaining contractual life	Exercise prices
$1.80	to	$1.80	43,150	2.36	$1.80
3.00	to	3.00	212,574	0.99	3.00
$1.80	to	$3.00	255,724	1.14	$2.80

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

The fair value of stock warrants is the estimated present value at grant date using the Black Scholes pricing model with the following weighted-average assumptions (see Note 1):

	2012	2011	2010
Risk-free interest rate	*	*	2.53%
Expected life	*	*	5 years
Expected volatility	*	*	95%
Expected dividend rate	*	*	—%

* - no warrants were issued this period

NOTE 13 – Business Segments

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company has three operating segments: (1) Field Services Segment (FS), where the Company provides installation services to pay television (satellite and broadband cable) providers, internet providers and commercial customers, (2) Multi-Dwelling Unit Segment (MDU), where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master system operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators who are billed directly by DIRECTV, and (3) Engineering, Energy & Construction Segment (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services, mostly done on a project basis. The MBCorp Segment includes corporate expenses (e.g. corporate administrative costs), interest income, interest expense, depreciation and amortization. Segment disclosures are provided to the extent practicable under the Company's accounting system. Transactions within and between the segments are generally made on a basis to reflect the market value of the services and have been eliminated in consolidation.

The EE&C business activity, which was acquired in September 2011, with its emphasis on design and construction, is materially different from the Company's previous lines of business, which lead to a change in our segment reporting. As part of this change, the Company added EE&C Segment and realigned the FS Segment to be all types of installation services. As part of this realignment certain construction activities previously included in the MDU segment were moved to the newly created EE&C Segment.

Segment disclosures are as follows:

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

Year ended December 31, 2012	FS	MDU	EE&C	MBCorp	Total
Revenues	$266,890	$27,656	$11,078	$—	$305,624
Income (loss) from operations	5,614	898	(1,305)	(2,419)	2,788
Income (loss) before income taxes	3,470	652	(1,133)	(4,270)	(1,281)
Identifiable assets	87,470	8,588	3,831	40,585	140,474
Depreciation and amortization	3,704	2,148	181	935	6,968
Capital expenditures	602	153	355	2,694	3,804
Interest expense	(2,227)	(245)	(5)	(1,224)	(3,701)
Interest income	11	2	—	19	32
Income tax provision (benefit)	1,457	(615)	(771)	(3,958)	(3,887)

Year ended December 31, 2011	FS	MDU	EE&C	MBCorp	Total
Revenues	$271,984	$21,007	$7,195	$—	$300,186
Income (loss) from operations	23,230	(2,827)	701	(6,419)	14,685
Income (loss) before income taxes	21,217	(3,030)	865	(8,397)	10,655
Identifiable assets	102,150	8,844	3,165	27,443	141,602
Depreciation and amortization	3,514	2,538	62	643	6,757
Capital expenditures	212	782	27	699	1,720
Interest expense	(2,199)	(245)	(2)	(1,392)	(3,838)
Interest income	—	3	—	32	35
Income tax provision (benefit)	7,616	(1,109)	(4)	(2,892)	3,611

Year ended December 31, 2010	FS	MDU	EE&C	MBCorp	Total
Revenues	$242,592	$21,663	$1,339	$—	$265,594
Income (loss) from operations	20,707	(2,550)	242	(4,730)	13,669
Income (loss) before income taxes	18,133	(2,810)	242	(5,987)	9,578
Identifiable assets	82,244	11,118	—	18,338	111,700
Depreciation and amortization	4,702	2,965	—	631	8,298
Capital expenditures	99	855	—	350	1,304
Interest expense	(2,678)	(265)	—	(1,259)	(4,202)
Interest income	6	—	—	2	8
Income tax provision (benefit)	167	—	—	(5,283)	(5,116)

NOTE 14 – Income Taxes

Components of provision for (benefit from) income taxes for 2012, 2011 and 2010 are:

	2012
Provision for (benefit from) income taxes	Federal	State	Total
Current	$(93)	$379	$286
Deferred	(1,912)	(2,261)	(4,173)
Total	$(2,005)	$(1,882)	$(3,887)

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

	2011
Provision for (benefit from) income taxes	Federal	State	Total
Current	$2,334	$1,382	$3,716
Deferred	373	(478)	(105)
Total	$2,707	$904	$3,611

	2010
Provision for (benefit from) income taxes	Federal	State	Total
Current	$1,343	$1,036	$2,379
Deferred	(6,947)	(548)	(7,495)
Total	$(5,604)	$488	$(5,116)

Income tax computed at the federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:

	2012	2011	2010
Federal statutory tax provision (benefit) rate	(34.0)%	34.0%	34.0%
State tax, net of federal tax benefit	(96.9)	5.3	5.3
Other	(10.9)	3.1	3.7
Change in valuation allowance	(161.6)	(8.5)	(96.4)
Effective tax rate	(303.4)%	33.9%	(53.4)%

The state tax expense (benefit) reported is due to some of the subsidiaries having taxable income in states where the state requires filing separate company income tax returns instead of filing on a consolidated basis with members of the consolidated group.  Other state tax expense is associated with the tax liability being calculated off of gross receipts, capital, or some other non-income method of computation.

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

During the year ended December 31, 2012, the Company released $4,186 of its valuation allowance against the deferred tax asset related to net operating losses based upon its assessment of all available evidence, including previous years' income, estimates of future profitability and the overall prospects of its future business. Additionally, during the year ended December 31, 2012, the Company increased its valuation allowance by $634 to provide a full valuation against the deferred tax asset related to the capital losses incurred from the sale of shares previously held in WPCS International, Inc. as the Company believes it is not more-likely-than-not to realize the benefit of the deferred tax asset.

At December 31, 2012 and 2011, the valuation allowance was $1,067, and $4,619, respectively.  The decrease in the valuation allowance was $3,552, $420, and $8,669, for the years ended December 31, 2012, 2011 and 2010, respectively.  The change in the valuation allowance shown in the effective tax rate reconciliation reflects only the current year’s activity and does not include any adjustments or purchase accounting entries .

Components of net deferred income taxes are as follows at December 31:

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

	2012	2011
Deferred income tax assets:
Net operating and capital loss carryforwards	$9,711	$10,357
Stock-based compensation/compensation accruals	2,554	2,089
Accrued liabilities/reserves	4,851	4,939
Total deferred income tax assets	17,116	17,385
Less valuation allowance	(1,067)	(4,619)
	16,049	12,766
Deferred income tax liabilities:
Amortization of intangibles and goodwill, including impairment	2,479	4,033
Depreciation	1,440	737
Total deferred income tax liabilities	3,919	4,770
Net deferred income tax assets	$12,130	$7,996

Net deferred income tax assets recorded on the balance sheet:
Current	$6,691	$6,862
Long-term	5,439	1,134
Total net deferred income tax assets recorded on the balance sheet	$12,130	$7,996

The Company has federal net operating losses of $47,461 and state net operating losses of approximately $45,966, at December 31, 2012, which, if not used, will expire from 2013-2032.  Changes in the stock ownership of the Company have placed limitations on the use of these net operating loss carryforwards (NOLs).  The Company has performed an Internal Revenue Code (IRC) Section 382 study and determined that a total of five ownership changes had occurred since 1999.  As a result of these ownership changes, the Company’s ability to utilize its net operating losses is limited. Federal net operating losses are limited to a total of $19,927, consisting of annual amounts of $9,909 in 2013 and $1,101 per year for each of the years 2014-2022 and then $109 in 2023. State net operating losses are limited to a total of approximately $44,505. We believe that $27,534 of federal net operating losses and $1,461 of state net operating losses will expire unused due to IRC Section 382 limitations. These limitations could be further restricted if additional ownership changes occur in future years. The amount of the deferred tax asset associated with the net operating losses that will expire due to the IRC Section 382 limitation is not included in net deferred tax assets.

For income tax purposes, the Company has the following net operating loss carryforwards at December 31, 2012:

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

Year of Expiration	Federal Net Operating Loss	State Net Operating Loss
2013	$—	$1,263
2014	—	1,335
2015	—	2,058
2016	—	1,435
2017	—	4,071
2018	—	3,352
2019	—	2,546
2020	—	2,181
2021	4,217	1,275
2022	2,600	1,960
2023	—	2,808
2024	1,698	1,113
2025	4,138	7,024
2026	5,248	3,885
2027	20,686	5,210
2028	8,874	685
2029	—	1,599
2030	—	1,011
2031	—	953
2032	—	202
	$47,461	$45,966

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  As of December 31, 2012, we did not have any material uncertain tax positions.

It is our practice to recognize interest and penalties related to income tax matters as a component of income tax expenses on the consolidated statement of income.

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

We had no significant unrecognized tax benefits as of December 31, 2012 and 2011 that would reasonably be expected to affect our effective tax rate during the next twelve months.

NOTE 15 – Supplemental Cash Flows Information

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

	2012	2011	2010
Cash paid for interest, net of amortization of OID and interest discount	$3,536	$3,487	$4,008
Cash paid for federal and state income taxes	625	478	5,325

Non-cash investing and financing transactions:
Reduction of debt by other receivable for legal fees paid on behalf of DirecTECH	3	294	175
Purchase of property and equipment with the increase in capital lease obligations	2,436	251	393
Purchase of intangible assets with the issuance of common stock and short-term notes payable	—	—	163
Intrinsic value of preferred dividends	100	12	2
Conversion of preferred into common stock	100	10,024	2
Interest paid with the issuance of common stock	—	—	3
Increase in prepaid expense and other assets via short-term debt issued	4,640	10,450	8,806
Conversion of accrued dividends into common stock	150	625	902
Reduction of long-term debt via offset against life insurance proceeds	—	49	—
Payment of accrued interest with the issuance of common stock	—	1	—
Reduction of accrued expenses with the issuance of stock options	258	170	113
Reduction of short-term debt with other receivables	—	500	—
Purchase of land and building via increase in long-term debt	3,802	—	—
Increase in prepaid expense with the increase in long-term debt	—	—	36
Warrants issued for dividends	—	—	56
Common stock issued for incentive bonuses	229	2	—
Common stock issued for deferred financing fees	—	—	181
Common stock issued for services and revenue share payments	—	—	62

NOTE 16 – Retirement Savings Plan

The Company has a 401(k) profit sharing plan covering substantially all full-time employees.  Employee contributions are limited to the maximum amount allowable by the IRC.  The Company may match certain employee contributions or make additional contributions to this plan at its discretion. The Company's total contribution expense was $651, $0, and $0 in 2012, 2011, and 2010, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income.

NOTE 17 – Commitments and Contingencies

Operating leases - buildings
The Company has various operating leases for its warehouse and certain office facilities with lease terms expiring at various dates through October 2017.  Many leases have renewal options of varying terms. The monthly base rents range from approximately $196 to $200.  The leases contain provisions for payments of real estate taxes, insurance and common area costs.

Total rent expense for the years ended December 31, 2012, 2011 and 2010 including common area costs and real estate taxes was approximately $2,823, $2,616, and $2,482, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income .

Future minimum rental payments are as follows for the years ending December 31:

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

Year	Amount
2013	$2,090
2014	1,475
2015	1,203
2016	710
2017	181
Thereafter	—
$5,659

Operating leases – vehicles
The Company leases substantially all of its fleet vehicles under operating leases from one lessor. Each lease commences upon the in-service date of the vehicle and requires scheduled lease payments to be paid monthly for one year. After one year, the Company has the option to renew the lease as open ended or surrender the leased vehicle to the lessor to be sold. If the net proceeds of such sale exceed the vehicle’s then depreciated value, the Company receives the benefit of such excess. If there is a deficiency upon such sale, then the Company is required to pay the deficiency as additional rent to lessor. For the years ended December 31, 2012, 2011, and 2010, the Company recognized a gain on the sale of vehicles of $3,022, $1,217, and $762, respectively, which is included in costs of products and services in the accompanying consolidated statements of income.  For the years ended December 31, 2012, 2011, and 2010, the Company’s operating lease expense under this lease totaled approximately $15,719, $9,330, and $7,912, respectively, which is included in costs of products and services in the accompanying consolidated statements of income. In addition, the Company has a security deposit with the lessor in the amount of $1,098 and $1,701 which is included in other assets in the accompanying consolidated balance sheets at both December 31, 2012 and December 31, 2011, respectively.

Future minimum rental payments for all vehicles put in service in 2012 for the year ended December 31, 2012 are $2,646 and are all due in 2013.

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

The Company also has a separate home service provider agreement with DIRECTV ending October 15, 2016 which provides for the installation and servicing of DIRECTV satellite television services to residents of single family homes. The term of this agreement will automatically renew as of October 15, 2016 for additional one year periods unless either the Company or DIRECTV gives written notice of termination at least 90 days in advance of expiration of the then current term.

Termination of the Company's DIRECTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DIRECTV amounted to 86.3%, 95.6%, and 99.0% of total revenue in 2012, 2011 and 2010, respectively.  Amounts receivable from DIRECTV represented 71.2% and 82.4% of total accounts receivable as of December 31, 2012 and 2011, respectively.  The Company purchases a substantial portion of its inventory from DIRECTV.  DIRECTV is the only supplier of the major components (i.e., dishes and receivers) used in FS segment installations.  The total accounts payable to DIRECTV, related to inventory supplied by DIRECTV, was $10,558 and $23,480 at December 31, 2012 and 2011, respectively.

Legal proceedings
The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company's defense costs are expensed as incurred. The Company has recorded $71 and $3,072 of accrued liabilities in the accompanying consolidated balance sheets at December 31, 2012 and 2011, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

In December 2009, the U.S. Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP). The Company was not named in this complaint. In May 2011, three of these individuals settled the complaint with the DOL (upon information and belief, some of this settlement was funded by the individuals' insurance carrier) in the approximate amount of $8,600 and those same individuals have filed suit against the Company for advancement of expenses and or reimbursement of liabilities. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and the Company itself.
Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013 meaning the matter may proceed to arbitration. Based on the summary judgment ruling favorable to the Company, management determined that it was appropriate to reverse a $1,800 related legal reserve as of June 30, 2012, which is included in selling, general and administrative expenses in the consolidated statement of income for the twelve month period ended December 31, 2012.
The Company has denied all requests for indemnification of legal fees and/or reimbursement of liabilities in this matter for, in part, the following reasons: 1) similar indemnification agreements have been declared illegal under Federal law by a California federal appeals court; and 2) the Company has no obligation to indemnify DTHC individual shareholder conduct.
The ultimate outcome of the matter is uncertain. The Company, based in part on outside counsel's assessment, believes it has solid grounds to appeal the federal judge's decision overturning the arbitrator's summary judgment award and has filed a notice of appeal with the sixth circuit court of appeals.Depending on the outcome of the appeal and a potential arbitration hearing, the Company's reasonable estimate of this potential liability is a range between zero and nine million dollars with no amount in that range a better estimate than any other amount. Accordingly, no amount has been accrued by the Company for this potential liability as of December 31, 2012. In future periods, the Company will continue to assess its potential exposure in the matter pursuant to the applicable financial accounting standards until the matter is resolved.
Pending Acquisition
On July 9, 2012, the Company entered into an Acquisition Agreement (Agreement) with MDU Communications International, Inc. (MDUC), a Delaware corporation. Upon the terms and subject to the conditions set forth in the Agreement, MDUC will merge with and into a wholly owned subsidiary of Multiband, (MBSUB), with MDUC continuing as the surviving corporation (Merger). MDUC would then be a wholly owned subsidiary of the Company.

On December 18, 2012, the Company announced that it had reached a conceptual agreement to amend the the terms of the Agreement with MDUC. The terms of the Agreement would be amended to extend the deadline for completion of the acquisition from December 31, 2012 to February 28, 2013. Under the proposed terms of the amendment, the Company would acquire 100% of the outstanding stock of MDUC by issuing $12,900 of a convertible, redeemable, three year, cumulative preferred stock instrument which would convert to common stock under certain conditions at $4.00 per share. The preferred stock would carry a cumulative dividend coupon rate of 6.25% with dividends paid quarterly in cash. The preferred stock will be redeemable, in whole or in part, in cash, at par, (i) at any time within three years at the Company's discretion, or (ii) upon closing of a material financing of at least $30,000, subject to any necessary Company lender consent. In addition, MDUC's current senior debt facility would need to be extended on terms satisfactory to the Company. Subsequently, in spite of the fact that the February 28, 2013 deadline has now expired, the Company and MDUC are continuing to discuss the completion of this transaction as soon as practical.

Short-term financing
During 2012, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $4,241 for workers’ compensation. This financing agreement carried an interest rate of 3.25% and required monthly payments of principal and interest of $394 through December 2012. As of December 31, 2012, the financing agreement was paid in full.

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

Subsequent to December 31, 2012, on January 3, 2013, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8,062 for workers' compensation, business and auto insurance. This financing

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(in thousands, except for shares and per share amounts)

agreement carries an interest rate of 3.5% and requires monthly payments of principal and interest of $747 through December 2013.

Other Concentrations
The Company has a union contract covering 757 full and part-time technicians (which represents approximately 24% of its labor force) employed by MBFS at its Illinois, Indiana, Iowa, Kentucky (excluding Maysville) and Ohio (excluding Columbus) facilities which expires on May 11, 2013. The Company also has a contract with 68 union employees at its Boston South location which expires on November 14, 2014. The Company utilizes a contractor base for seasonality and work overflow but it cannot be certain that it could cover all jobs during a work outage, if one should occur. A reduction in productivity in any given period or our inability to meet guaranteed schedules may adversely affect our profitability; however, we have never experienced any employment-related work stoppages and consider our employee relations to be good.

NOTE 18 – Related Party Transactions

In February 2013, the Company entered into an unsecured short-term promissory note payable in the amount of $1,000 with J. Basil Mattingly, a Vice President of the Company. The note carries an interest rate of 5% per annum and is due February, 2014. This note was paid in full on March 20, 2013.

In June 2012, the Company entered into an unsecured short-term promissory note payable in the amount of $700 with Frank Bennett, a director of the Company. The balance at December 31, 2012 was $600. The note carried an interest rate of 8.5% per annum and payment of its remaining balance as of December 31, 2012 was extended to April 23, 2013, at which time it is due and payable in full.

In 2011, the Company redeemed 50,000 shares of preferred series E stock for $500 cash to director Eugene Harris.

In 2011, the Company redeemed 145,000 shares of preferred series E stock for $1,450 cash to director Frank Bennett.

The Company paid $0 and $48 of preferred series E stock dividends to director Eugene Harris for the years ended December 31, 2012 and 2011, respectively. Payment for dividends was in the form of cash and warrants.

The Company paid $0 and $139 of preferred stock dividends to director Frank Bennett for the years ended December 31, 2012 and 2011, respectively. Payment for dividends was in the form of cash, common stock and warrants.

The above transactions were approved by the disinterested members of the Company’s audit committee.

The Company leases principal offices located at 2000 44th Street SW, Fargo, ND 58013. The Fargo base rate is $22 per month. The Fargo property is owned in part by David Ekman, Chief Information Officer of the Company.

MULTIBAND CORPORATION AND SUBSIDIARIES
 VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2012, 2011 and 2010
(in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
ALLOWANCE DEDUCTED FROM ASSET TO WHICH IT APPLIES
Allowance for doubtful accounts receivable:
2012	$112	$621	$124	(A)	$609
2011	112	66	66	(A)	112
2010	810	—	698	(A)	112

(A)	Write-off uncollectible receivables