Form 10-Q
period 2013-03-31
MULTIBAND CORP
filed 2013-05-15
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

As of May 6, 2013, there were 21,809,667 outstanding shares of the registrant's common stock, no par value, and 271,696 outstanding shares of the registrant’s convertible preferred stock.

MULTIBAND CORPORATION AND SUBSIDIARIES

F-1

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
REVENUES	$73,068	$72,227
COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	53,616	52,980
Selling, general and administrative	17,082	18,267
Depreciation and amortization	1,558	1,717
Total costs and expenses	72,256	72,964

INCOME (LOSS) FROM OPERATIONS	812	(737)

OTHER EXPENSE
Interest expense	(834)	(914)
Write-off of deferred financing costs	(1,029)	—
Interest income	5	6
Losses attributable to available-for-sale securities	—	(291)
Other income	12	26

Total other expense	(1,846)	(1,173)

LOSS BEFORE INCOME TAXES	(1,034)	(1,910)

BENEFIT FROM INCOME TAXES	(421)	(557)

NET LOSS	(613)	(1,353)

Preferred stock dividends	68	168
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(681)	$(1,521)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.03)	$(0.07)
Weighted average common shares outstanding - basic and diluted	21,750,632	21,744,040

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,799	$18,056
Accounts receivable, net	24,655	20,312
Inventories	9,788	11,444
Costs and estimated earnings in excess of billings on uncompleted contracts	1,855	1,540
Prepaid expenses and other	8,352	1,181
Income tax receivable	550	621
Deferred tax assets	7,134	6,691
Total Current Assets	54,133	59,845
PROPERTY AND EQUIPMENT, NET	11,847	12,273
OTHER ASSETS
Goodwill	37,796	37,796
Intangible assets, net	10,313	10,987
Restricted cash - certificate of deposit	1,682	1,682
Insurance collateral	11,366	10,899
Other assets	2,526	1,553
Deferred tax assets	5,439	5,439
Total Other Assets	69,122	68,356
TOTAL ASSETS	$135,102	$140,474

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
CURRENT LIABILITIES
Line of credit	$5,000	$—
Insurance premium financing	6,613	—
Short-term debt	629	280
Related party debt	600	600
Current portion of long-term debt	4,247	17,396
Current portion of capital lease obligations	858	857
Accounts payable	22,545	24,075
Billings in excess of costs and estimated earnings on uncompleted contracts	63	68
Accrued liabilities	20,540	21,094
Deferred service obligations and revenue	400	361
Total Current Liabilities	61,495	64,731
LONG-TERM LIABILITIES
Accrued liabilities	6,256	6,982
Long-term debt, net of current portion	19,395	20,458
Capital lease obligations, net of current portion	1,483	1,630

Total Liabilities	88,629	93,801
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (12,696 shares issued and outstanding, $133,308 liquidation preference)	191	191
10% Class C (109,000 shares issued and outstanding, $1,090,000 liquidation preference)	1,411	1,411
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (0 and 10,000 shares issued and outstanding, $0 and $100,000 liquidation preference)	—	41
Common stock, no par value (21,809,667 and 21,648,459 shares issued and outstanding)	117,356	116,775
Accumulated deficit	(73,985)	(73,245)
Total Stockholders' Equity	46,473	46,673
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$135,102	$140,474

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(613)	$(1,353)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	1,558	1,717
Amortization and expense related to debt issuance costs	829	9
Amortization of original issue discount	—	24
Loss (gain) on sale of property and equipment	1	(75)
Other-than-temporary impairment loss on available-for-sale securities	—	291
Change in allowance for doubtful accounts receivable	231	54
Stock based compensation expense	467	540
Deferred income taxes	(443)	(565)
Changes in operating assets and liabilities:
Accounts receivable	(4,574)	6,435
Costs and estimated earnings in excess of billings on uncompleted projects	(315)	(108)
Inventories	1,656	4,202
Prepaid expenses and other	1,341	146
Income tax receivable	72	—
Insurance collateral	(467)	(1,381)
Other assets	1	617
Accounts payable and accrued liabilities	(1,981)	(13,634)
Billings in excess of costs and estimated earnings on uncompleted projects	(5)	13
Deferred service obligations and revenue	39	(1,192)
Net cash flows from operating activities	(2,203)	(4,260)
INVESTING ACTIVITIES
Purchases of property and equipment	(359)	(686)
Purchases of intangible assets	(57)	(729)
Proceeds from purchase of land and building	—	685
Increase in restricted cash - certificate of deposit	—	(1,682)
Proceeds from sale of property and equipment	—	43
Collections on notes receivable	3	2
Net cash flows from investing activities	(413)	(2,367)

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

continued

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Borrowings on line of credit	$5,000	$—
Payments for debt issuance costs	(2,257)	—
Payments on long-term debt	(34,211)	(26)
Payments on capital lease obligations	(188)	(118)
Payments on short-term debt	(1,989)	(909)
Proceeds from long-term debt	20,000	—
Payment of preferred stock dividends	(10)	(55)
Proceeds from exercise of options	14	—
Net cash flows from financing activities	(13,641)	(1,108)
DECREASE IN CASH AND CASH EQUIVALENTS	(16,257)	(7,735)
CASH AND CASH EQUIVALENTS - Beginning of Period	18,056	18,169
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,799	$10,434

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

continued

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash paid for interest, net of amortization of OID and interest discount	$748	$883
Net cash paid (refunded) for federal and state income taxes	(60)	415

Non-cash investing and financing transactions:
Intrinsic value of preferred dividends	59	100
Conversion of preferred stock into common stock	100	100
Increase in prepaid expenses via short-term debt issued	8,062	4,240
Reduction in debt by other receivable	—	1
Reduction of accrued expenses with the issuance of stock options	—	258
Purchase of land and building via mortgage assumed	—	3,803
Purchase of property and equipment with the increase in capital lease obligations	43	243

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(in thousands, except for shares and per share amounts)

NOTE 1 – Unaudited Consolidated Financial Statements

The information furnished in this report is unaudited and reflects all adjustments which are normal recurring adjustments and, which in the opinion of management, are necessary to fairly present the operating results for the interim periods. The operating results for the interim periods presented are not necessarily indicative of the operating results to be expected for the full fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, previously filed with the Securities and Exchange Commission.

NOTE 2 – Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the year ended December 31, 2012. There were no material changes in significant accounting policies during the quarter ended March 31, 2013.

Accounts Receivable
The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible amounts based upon factors surrounding the credit risk of specific customers and other information.  For the MDU and FS segments, the Company has concentrations of credit risk with 78.7% and 71.2% of accounts receivable at March 31, 2013 and December 31, 2012, respectively, due from one customer (see Note 6).  Invoices are due 30 days after presentation.  Accounts receivable over 30 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.  Accounts receivable are shown on the accompanying condensed consolidated balance sheets net of an allowance for uncollectible amounts of approximately $840 at March 31, 2013 and $609 at December 31, 2012.

Debt Issuance Costs
The Company capitalized $2,257 and $0 of debt issuance costs during the three months ended March 31, 2013 and 2012, respectively.  The Company amortizes the debt issuance costs under the effective interest method over the life of the related debt instrument and includes these costs with other assets in the accompanying condensed consolidated balance sheets.  Amortization and amounts expensed for debt issuance costs written off totaled $829 and $9 for the three months ended March 31, 2013 and 2012, respectively, and are included in interest expense in the accompanying condensed consolidated statements of operations. The remaining balance of unamortized debt issuance costs, which are included in other assets in the accompanying condensed consolidated balance sheets, were $1,428 and $129 at March 31, 2013 and December 31, 2012, respectively.

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company recognized compensation expense for the portion of outstanding awards which are expected to vest during the three months ended March 31, 2013 and 2012. For the three months ended March 31, 2013 and 2012, total stock-based compensation expense related to stock options of $276 and $211, respectively, was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Restricted Stock
The Company awards restricted common shares to selected employees and directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including the termination of employment. The restricted stock is valued at the grant date fair value of the common stock and is expensed over the requisite service period or vesting term of the awards. The Company recognized stock-based compensation expense related to restricted stock of $191 and $329, for the three months ended March 31, 2013 and 2012, respectively, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(in thousands, except for shares and per share amounts)

Income (loss) per Common Share
Basic income (loss) per common share is computed by using income (loss) attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted income (loss) per common share reflects the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period.  Potentially dilutive shares consist of shares issuable upon the exercise of stock options, stock warrants and unvested restricted stock (using treasury stock method) and conversion of preferred shares (using the as converted method).  All options, warrants, convertible preferred shares, and unvested restricted stock during the three month periods ending March 31, 2013 and 2012 were excluded from the calculation of diluted income (loss) per share as their effect was anti-dilutive due to the Company's net loss for the periods. A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income per share calculation, as they were anti-dilutive, are as follows:

	Three months ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Numerator:
Loss attributable to common stockholders	$(681)	$(1,521)
Additions: Dividends paid on convertible preferred stock	—	—

Net loss for diluted earnings per share	$(681)	$(1,521)

Denominator:
Weighted average common shares outstanding – basic and diluted	21,750,632	21,744,040

Loss per common share – basic and diluted	(0.03)	(0.07)

Awards excluded from diluted income per share calculation	4,464,670	4,344,212

Comprehensive Loss
Comprehensive loss is equal to net loss for the three months ended March 31, 2013 and 2012.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The Company adopted this guidance effective January 1, 2013, and the adoption did not have a material effect on its consolidated financial statements, financial position or cash flows.

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment, an update to ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2012-02 enables an entity to assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test an indefinite-lived intangible asset for impairment by comparing the fair value of the asset with its carrying amount, utilizing only a quantitative impairment test. ASU 2012-02 is effective for interim and annual reporting periods for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance effective January 1, 2013, and the adoption did not have a material effect on its consolidated financial statements, financial position or cash flows.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(in thousands, except for shares and per share amounts)

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities, which requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this guidance effective January 1, 2013, and the adoption did not have a material effect on its consolidated financial statements, financial position or cash flows.

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

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2013, and December 31, 2012, according to the valuation techniques we used to determine their fair values.

	Fair Value Measurements at March 31, 2013
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Restricted cash – certificate of deposit (1)	$1,682	1,682	$—	$—

	Fair Value Measurements at December 31, 2012
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets at Fair Value:
Restricted cash – certificate of deposit (1)	$1,682	$1,682	$—	$—

(1)	The Company’s restricted cash – certificate of deposit consists of one certificate of deposit which has a maturity date of 7/1/13.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(in thousands, except for shares and per share amounts)

The Company reviews the methodologies utilized to determine fair value on a quarterly basis. Any change in methodologies or significant inputs used in determining fair values are further reviewed to determine if a fair value level hierarchy change has occurred. Transfers in and out of Level 1, 2, and 3 are considered to be effective as of the end of the quarter in which they occur. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2013.

NOTE 4 – Inventories

Inventories consisted of the following at:

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
DIRECTV – serialized	$99	$168
DIRECTV – non-serialized	7,059	8,398
Other	2,630	2,878
Total inventories	$9,788	$11,444

NOTE 5 – Business Segments

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(in thousands, except for shares and per share amounts)

Segment disclosures are as follows:

Three months ended March 31, 2013	FS	MDU	EE&C	MBCorp	Total
Revenues	$62,813	$7,169	$3,086	$—	$73,068
Income (loss) from operations	1,873	(44)	(83)	(934)	812
Income (loss) before income taxes	1,504	(86)	(84)	(2,368)	(1,034)
Identifiable assets	81,166	8,353	4,088	41,495	135,102
Depreciation and amortization	845	374	55	284	1,558
Capital expenditures	116	5	43	195	359
Interest expense	(383)	(42)	(1)	(408)	(834)
Interest income	1	1	—	3	5
Income tax provision (benefit)	5	1	—	(427)	(421)

Three months ended March 31, 2012	FS	MDU	EE&C	MBCorp	Total
Revenues	$63,766	$5,888	$2,573	$—	$72,227
Income (loss) from operations	38	356	(436)	(695)	(737)
Income (loss) before income taxes	(486)	295	(439)	(1,280)	(1,910)
Identifiable assets	85,805	8,514	3,324	36,252	133,895
Depreciation and amortization	911	581	46	179	1,717
Capital expenditures	277	95	20	294	686
Interest expense	(552)	(61)	(3)	(298)	(914)
Interest income	1	1	—	4	6
Income tax provision (benefit)	4	3	—	(564)	(557)

NOTE 6 – Commitments and Contingencies

Significant Relationship
The Company is a master agent for DIRECTV pursuant to a Master System Operator (MSO) agreement dated August 2011.  The initial term of the agreement was four years. The initial term automatically renews thereafter for additional, individual one-year periods, unless either the Company or DIRECTV gives written notice of non-renewal at least ninety (90) days in advance of expiration of the then-current term.  Under this agreement, the Company is required to ensure that its system operators meet minimum technical DIRECTV system standards so that the system operator subscribers may properly receive DIRECTV programming services.  The Company must also maintain a minimum number of paying video subscribers in its system operator network. In October 2012, the initial term of the agreement was extended to a term of five years and the agreement now expires in August 2016.

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

Termination of the Company's DIRECTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DIRECTV amounted to 84.1%, and 87.4% of total revenue for the three months ended March 31, 2013 and 2012. respectively.  Amounts receivable from DIRECTV represented 78.7% and 71.2% of total accounts receivable as of March 31, 2013 and December 31, 2012, respectively.  The Company purchases a substantial portion of its inventory from DIRECTV.  DIRECTV is the only supplier of the major components (i.e., dishes and receivers) used in FS segment installations.  The total accounts payable to DIRECTV, related to inventory supplied by them, was $10,628 and $10,558 at March 31, 2013 and December 31, 2012, respectively.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(in thousands, except for shares and per share amounts)

Legal proceedings
The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company's defense costs are expensed as incurred. The Company has recorded $167 and $71 of accrued liabilities in the accompanying condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively, for claims, known and potential settlements and legal fees associated with existing litigation.
In December 2009, the U.S. Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP). The Company was not named in this complaint. In May 2011, three of these individuals settled the complaint with the DOL (upon information and belief, some of this settlement was funded by the individuals' insurance carrier) in the approximate amount of $8,600 and those same individuals have filed suit against the Company for reimbursement of certain expenses. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and the Company.
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
Depending on the outcome of the appeal and a potential arbitration hearing, the Company's reasonable estimate of this potential liability is a range between zero and nine million dollars with no amount in that range a better estimate than any other amount. Accordingly, no amount has been accrued by the Company for this potential liability as of March 31, 2013 and December 31, 2012. In future periods, the Company will continue to assess its potential exposure in the matter pursuant to the applicable financial accounting standards until the matter is resolved.
Pending Acquisition
On July 9, 2012, the Company entered into an Acquisition Agreement (Agreement) with MDU Communications International, Inc. (MDUC), a Delaware corporation. Under the terms and subject to the conditions set forth in the Agreement, MDUC will merge with and into a wholly owned subsidiary of the Company, (MBSUB), with MDUC continuing as the surviving corporation (Merger). MDUC would then be a wholly owned subsidiary of the Company.

On December 18, 2012, the Company announced that it had reached a conceptual agreement to amend the terms of the Agreement with MDUC. The terms of the Agreement would be amended to extend the deadline for completion of the acquisition from December 31, 2012 to February 28, 2013. Under the proposed terms of the amendment, the Company would acquire 100% of the outstanding stock of MDUC by issuing $12,900 of a convertible, redeemable, three year, cumulative preferred stock instrument which would convert to common stock under certain conditions at $4.00 per share. The preferred stock would carry a cumulative dividend coupon rate of 6.25% with dividends paid quarterly in cash. The preferred stock will be redeemable, in whole or in part, in cash, at par, (i) at any time within three years at the Company's discretion, or (ii) upon closing of a material financing of at least $30,000, subject to any necessary Company lender consent. In addition, MDUC's current senior debt facility would need to be extended on terms satisfactory to the Company. Subsequently, in spite of the fact that the February 28, 2013 deadline has now expired, the Company and MDUC are continuing to discuss the completion of this transaction, subject to certain conditions precedent, as soon as practical.

Insurance Premium Financing
During 2013, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8,062 for workers' compensation, business and auto insurance. This financing agreement carries an interest rate of 3.5% and requires monthly payments of principal and interest of $747 through December 2013. As of March 31, 2013, the outstanding balance was $6,613.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
(in thousands, except for shares and per share amounts)

Debt Facility
Effective January 2, 2013, the Company amended and extended its $29,152 loan with DirecTECH Holding Company, Inc. (DTHC).  During January and February of 2013, the Company made payments totaling $8,731 to DTHC. The Company incurred $829 in financing costs as part of this debt extension.

On March 20, 2013, the Company completed a financing transaction with Fifth Third Bank (FTB) that provides up to $30,000 of senior secured debt financing. Proceeds from the financing were used to pay off the remaining balances of its existing secured indebtedness including the loan with DTHC discussed above. The financing package consists of a $20,000 term loan and a $10,000 revolving line of credit. The revolving line of credit will be used to fund working capital needs. The term loan amortizes over 5 years on a straight line basis at a rate of $1,000 per quarter. In addition to the quarterly principal payments, the Company is required to make additional annual principal payments equal to 50% of excess cash flow as defined in the agreement. Interest under the term loan is based on the lender's prime rate plus 3.75% (6.25% as of March 31, 2013). The revolving line of credit is available based on 80% of eligible accounts receivable plus up to 50% of eligible inventory. Borrowings under the revolving line of credit bears interest at the lender's prime rate plus 3.25% (5.75% as of March 31, 2013). Interest on both facilities is payable monthly in arrears. The financing agreements contain certain financial covenants. The Company is in compliance with its covenants as of March 31, 2013. Both facilities are secured by a valid, perfected, first and only priority security interest in all tangible and intangible assets and matures on April 30, 2016. As of March 31, 2013 the outstanding balance under the term loan and revolving line of credit is $20,000 and $5,000, respectively.

Note 7 - Income Taxes

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company would adjust its valuation allowance in the period the determination was made.  The Company considers projected future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized. At both March 31, 2013 and December 31, 2012, the valuation allowance was $1,067.

The Company's effective tax rate on loss before income taxes for the three month periods ended March 31, 2013 and 2012 was 40.7% and 29.2%, respectively. During the three months ended March 31, 2012, the Company increased its valuation allowance by $220 to provide a full valuation allowance against the deferred tax asset related to the other-than-temporary impairment charges recorded on the shares held in WPCS International, Inc. as the Company believed it was not more-likely-than-not to realize the benefit of the deferred tax asset. For the three month periods ended March 31, 2013 and 2012, the Company recorded an income tax benefit of $421 and $557, respectively.

NOTE 8 – Related Party Transactions

In February 2013, the Company entered into an unsecured short-term promissory note payable in the amount of $1,000 with J. Basil Mattingly, a Vice President of the Company. The note carried an interest rate of 5% per annum and was due February, 2014. This note was paid in full on March 20, 2013.

In June 2012, the Company entered into an unsecured short-term promissory note payable in the amount of $700 with Frank Bennett, a director of the Company. The balance at March 31, 2013 and December 31, 2012 was $600. The note carried an interest rate of 8.5% per annum and payment of its remaining balance as of December 31, 2012 was extended to April 23, 2013. The note was paid in full in April 2013.

The above transactions were approved by the disinterested members of the Company’s audit committee.

The Company leases principal offices located at 2000 44th Street SW, Fargo, ND 58013. The Fargo base rate is $22 per month. The Fargo property is owned in part by David Ekman, Chief Information Officer of the Company.

FORWARD‑LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  These statements involve known and unknown risks, uncertainties and other factors that may cause our results or our industry's actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.  Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information.

These important factors include the risk factors listed in Part II., Item 1A., as well as those that we discuss under the heading “Risk Factors” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. You should read those risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. We cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. You should read this report completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Corporate Information
The Company is a Minnesota corporation formed in September 1975. The Company's principal executive offices are located at 5605 Green Circle Drive, Minnetonka, Minnesota 55343, and its telephone number is (763) 504-3000. The Company's website address is www.multibandusa.com. The information on, or that may be accessed through, the Company's website is not incorporated by reference into this report and should not be considered a part of this report. As used in this report, references to “we,” “our,” “us,” “Multiband” and “the Company” refer to Multiband Corporation unless the context indicates otherwise.

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

Field Services segment (FS)
The Company, through its FS segment, generates revenue from the installation and service of DIRECTV video programming for residents of single family homes under a contract with DIRECTV. DIRECTV is the largest provider of satellite television services in the United States with approximately 20 million subscribers. These video subscribers are owned and billed by DIRECTV. The FS segment functions as a fulfillment arm for DIRECTV. As a result, the Company does not directly compete with other providers for DIRECTV's business. Although DIRECTV competes with DISH, the other leading satellite television provider and incumbent providers of phone and telephone services for pay television customers, DIRECTV has its own marketing and competitive programs of which the Company is merely an indirect and passive recipient. The FS segment also provides similar installation services for certain broadband cable and internet providers and commercial customers.

Multi-Dwelling Unit segment (MDU)
Through our MDU segment, we serve as a master system operator for DIRECTV, which allows us to offer satellite television services to residents of multi-dwelling units directly and through a network of affiliated operators. The MDU segment also offers bundled services for voice, data and video directly to residents in the MDU market. Our primary customers in the MDU segment are property owners/managers who are focused on delivering their residents (our end users) reliability, quality service, short response times, minimized disruptions and alterations on the property, and value added services. Our contracts with the property owner typically run three to ten years pursuant to right-of-entry agreements between property owners and us. Within this segment, we also offer our internal support center and billing platform to service third party clients. As of April 30, 2013, we had approximately 159,000 owned and managed subscribers, with an additional 35,000 subscribers supported by the support center.

Energy, Engineering & Construction segment (EE&C)
The Company also provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services which are usually done on a project basis.

Backlog (in thousands)
In the EE&C segment, we had a backlog of unfilled orders of approximately $2,030 as of March 31, 2013, compared to approximately $1,680 as of December 31, 2012. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances from time to time in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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
We believe growth in public safety networks will continue as security and safety concerns, driven by, among other things, terrorism threats and weather emergencies, require further infrastructure build-outs. We also believe that research, development and investment in alternative and renewable energy sources will provide work for the Company as the United States looks to reduce its dependence on foreign oil imports.

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

SELECTED CONSOLIDATED FINANCIAL DATA (expressed as a percentage of revenue)
	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
REVENUES	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	73.4%	73.3%

SELLING, GENERAL & ADMNISTRATIVE	23.4%	25.3%
DEPRECIATION & AMORTIZATION	2.1%	2.4%

INCOME (LOSS) FROM OPERATIONS	1.1%	-1.0%
INTEREST EXPENSE & OTHER, NET	-2.5%	-1.6%
LOSS BEFORE INCOME TAXES	-1.4%	-2.6%
PROVISION FOR (BENEFIT FROM) FOR INCOME TAXES	-0.6%	-0.7%
NET LOSS	-0.8%	-1.9%

RESULTS OF OPERATIONS (in thousands, except for percentages)

Revenues
Total revenues increased 1.2% to $73,068 for the quarter ended March 31, 2013 as compared to $72,227 for the quarter ended March 31, 2012.

FS segment revenues for the three months ended March 31, 2013, were $62,813 in comparison to $63,766 for the same period in 2012, a decrease of 1.5%. Revenue generated under the home services provider agreement with DIRECTV decreased $3,664 or 6.2%. The decline in revenue was driven by a 2.8% decrease in the number of work orders closed between periods and a decline in incentive revenue of $1,907 (35.5%). The incentive revenue earned in the current quarter declined by $4.94 per closed work order due to changes in incentive targets implemented by DIRECTV. This decline was partially offset by a $2,478 (273.3%) increase in WildBlue internet fulfillment revenue, driven by a 378% increase in work orders closed. For the remainder of 2013, the Company expects FS segment revenues to increase based on continued growth in WildBlue internet fulfillment activity and due to normal seasonality of the DIRECTV business. Revenues generated under the home services provider agreement with DIRECTV are expected to be consistent with 2012 levels.

The MDU segment had revenues of $7,169 for the three months ended March 31, 2013, compared to $5,888 for the same period in 2012, an increase of 21.8% because of an increase in system operator related revenue resulting from the consolidation of system operators that occurred midway through last year. For the remainder of 2013, the Company expects quarterly MDU segment revenues to be consistent with the amount recognized in the first quarter.

The EE&C segment revenues increased from $2,573 for the three months ended March 31, 2012 to $3,086 for the three months ended March 31, 2013, an increase of $513, or 19.9%. Revenues generated by SE and MW increased $166 (7.4%) over the prior year period. Other construction revenue increased $329, or 94.8%, from the previous year. The Company expects revenues in this segment to increase in 2013 as the demand for products and services provided in this sector increases and we increase our sales activities and footprint.

Cost of Products and Services (exclusive of depreciation and amortization)
The Company's cost of products and services increased by 1.2% to $53,616 for the quarter ended March 31, 2013, as compared to $52,980 for the same quarter last year.

Cost of products and services for the FS segment decreased by 2.7% for the three months ended March 31, 2013 to $46,170, compared to $47,448 in the prior year quarter. As a percentage of revenue, cost of products and services for the FS segment was 73.5% and 74.4% for the three months ended March 31, 2013 and 2012, respectively. During 2013, the Company expects FS segment costs of products and services to remain relatively consistent in relation to FS segment revenue.

Cost of products and services for the MDU segment increased by 51.1% for the current quarter to $5,212, compared to $3,449 in the same quarter last year. As a percentage of revenue, cost of products and services for the MDU segment was 72.7% and 58.6% for the three months ended March 31, 2013 and 2012, respectively. The increase was due to an increase in system operator related costs resulting from the addition of several large system operators. In 2013, the Company expects MDU costs of products and services to remain relatively consistent in relation to MDU segment revenue.

For the EE&C segment, cost of products and services were $2,234 for the quarter ended March 31, 2013, compared to $2,083 in the same quarter last year, a 7.2% increase.  As a percentage of revenue, costs of products and services for the EE&C segment were 72.4% and 81.0% for the quarters ended March 31, 2013 and 2012, respectively. This decrease is due to an improved job mix in the quarter ended March 31, 2013, as compared to the quarter ended March 31, 2012. This improvement is expected to continue in 2013.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased to $17,082 for the quarter ended March 31, 2013, compared to $18,267 in the prior year's quarter, a decrease of 6.5%. Selling, general and administrative expenses were, as a percentage of revenues, 23.4% for the quarter ended March 31, 2013 and 25.3% for the same period a year ago. The decrease was driven by a reduction in wages, benefits and employee related expenses of approximately $1,500 (11.1%). For the remainder of 2013, the Company anticipates that selling, general and administrative expenses will remain relatively consistent as a percentage of total revenues to that experienced in the first quarter of this year.

Depreciation and Amortization
Depreciation and amortization expense of $1,558 for the quarter ended March 31, 2013, compared to $1,717 in the prior year's quarter. At the end of 2012, the Company incurred an impairment charge on the contract intangible related to the acquisition of the cable fulfillment businesses after an assessment identified the related businesses were generating negative cash flows.

Income from Operations
In the first quarter of 2013, the Company had income from operations of $812, versus a loss from operations of $737 during the prior year's comparable period.

For the first quarter of 2013, the FS segment earned income from operations of $1,873, compared to $38 in the same period last year, an increase of 4702.6%. This increase in income from operations was primarily due to an increase in WildBlue revenue and decreases in employee expenses. The FS segment is expected to improve its profitability in 2013 as a result of the reduction in operating losses in the cable fulfillment business together with consistent profitability of the home services provider work for DIRECTV and a continued expansion of the satellite internet fulfillment business (WildBlue).

The MDU segment showed a loss from operations of $44 for the three months ended March 31, 2013, compared to income from operations of $356 for the three months ended March 31, 2012. The Company plans to improve results in the MDU segment in future periods by reshaping its owned subscriber footprint in concentrated, targeted geographic markets in order to service the customers more efficiently.

The EE&C segment had a loss from operations of $83 for the first quarter of 2013, compared to loss of $436 in the first quarter of 2012. During 2013, the Company expects this segment to improve its profitability as the demand for products and services provided in this sector increases and we increase our sales activities and footprint.

The MBCorp segment, which has no revenues, incurred a loss from operations of $934 for the three months ended March 31, 2013 and $695 for the three months ended March 31, 2012. The MBCorp segment is expected to show losses in future periods as corporate overhead is expected to remain consistent with current levels with no offsetting revenues or anticipated credits to expenses.

Interest Expense
Interest expense was $834 for the quarter ended March 31, 2013, versus $914 for the same period a year ago. The Company expects interest expense in future quarters will be lower due to the reduced level of indebtedness and lower borrowing rates.

Write-off of Deferred Financing Costs
Deferred financing costs expensed during the quarter ended March 31, 2013 totaled $1,029. These financing costs were incurred in January as part of the debt extension with DTHC.

Other-than-Temporary Impairment Loss
For the three months ended March 31, 2013 and 2012, the Company recorded an other-than-temporary impairment loss of $0 and

$291, respectively. The 2012 loss was due to the decline in the fair value of the shares it held in WPCS International, Inc. (see Note 3). All WPCS International, Inc. shares held were sold in 2012.

Benefit from Income Taxes
The Company recorded an income tax benefit of $421 (40.7% of net loss before income taxes) and $557 (29.2% of net loss before income taxes) for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2012, the Company increased its valuation allowance by $220 to provide a full valuation allowance against the deferred tax asset related to the other-than-temporary impairment charges recorded on the shares held in WPCS International, Inc. as the Company believed it was not more-likely-than-not to realize the benefit of the deferred tax asset. The Company has no significant unrecognized tax benefits as of March 31, 2013 that would reasonably be expected to affect our effective tax rate.

Net Loss
In the first quarter of fiscal 2013, the Company reported a net loss of $613 compared to a net loss of $1,353 for the first fiscal quarter of 2012.

Liquidity and Capital Resources
During the three months ended March 31, 2013 and 2012, the Company incurred net losses of $613 and $1,353, respectively. Net cash used by operations during the three months ended March 31, 2013 was $2,203, compared to $4,260 during the three months ended March 31, 2012. During the quarter ended March 31, 2012, DTV implemented certain changes in the way it priced, financed and sold equipment to the Company, resulting in a significant reduction in accounts receivable, inventory and accounts payable balances.

Net cash used in investing activities totaled $413 for the three months ended March 31, 2013, compared to $2,367 for the three months ended March 31, 2012. During the first three months of 2013, purchases of property and equipment totaled $359, compared to $686 during the three months ended March 31, 2012. During the first three months of 2012, the Company acquired cable fulfillment assets for $700 and increased restricted cash as security for a letter of credit in connection with the acquisition of land and a building for $1,682. In addition, the transaction to acquire land and a building resulted in proceeds of $685.

Net cash used in financing activities was $13,641 for the three months ended March 31, 2013, compared to $1,108 for the three months ended March 31, 2012. This increase in cash used was related to principal payments and fees and expenses paid related to its former debt agreements which were paid off in full in March 2013 using available cash plus proceeds from new debt facilities.

Cash and cash equivalents totaled $1,799 at March 31, 2013, versus $18,056 at December 31, 2012. The Company has a working capital deficit of $7,362 at March 31, 2013, compared to $4,886 at December 31, 2012. In March 2013, the Company refinanced its short-term debt on a long term basis. The debt now matures in 2016. The debt was refinanced at interest rates that were approximately 50% lower than its previous debt instruments. The debt facility also allows for additional borrowings under the terms and conditions of the credit agreement.

In 2013, the Company intends to focus on maintaining profitability in its FS business segment.  With regards to its MDU business segment, the Company believes it can aggressively grow owned subscriber revenues by acquiring new rights of entry agreements, increasing marketing and customer penetrations of previously built out properties and by acquiring existing subscribers from other operators.  In addition, the Company believes it can increase managed subscriber revenues by selling its support center services to its network of system operators and by providing ancillary programs for voice and data services to that same network. In the EE&C segment, the Company hopes to see improvements in operating results as: (i) a concentrated focus on the selling process resulting in increased bid activity which should lead to increased revenues; (ii) governmental grants for alternate energy projects are extended to promote growth in wind projects; and (iii) 3G to 4G tower conversions increase based on the demand for higher capacity mobile infrastructure.

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued operating profit in the Company's FS segment (see Note 5).
2.	Solicit additional equity investment in the Company by issuing either preferred or common stock for general corporate purposes.
3.	Expand call center support with sales of call center services to both existing and future system operators.
4.	Improve results in the MDU segment by reshaping its owned subscriber footprint to gain efficiencies and by expanding its managed subscriber base by adding new system operators.
5.	Improve results in the EE&C segment as demand for the Company's products and services increases.

As of March 31, 2013, the Company needs to continue to improve its working capital ratio to adequately manage its operation.  Management believes that through a combination of its new credit facility, its cash on hand, greater expense control, continued positive operating income, and potential sales of common and/or preferred stock, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

In the EE&C segment, we had a backlog of unfilled orders of approximately $2,030 as of March 31, 2013, compared to approximately $1,680 at December 31, 2012. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012. Also refer to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1

Legal proceedings (in thousands)
The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company's defense costs are expensed as incurred. The Company has recorded $167 and $71 of accrued liabilities in the accompanying consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively, for claims and known and potential settlements and legal fees associated with existing litigation.
In December 2009, the U.S. Department of Labor (DOL) sued various individuals that are either shareholders, directors, trustees and/or advisors to DirecTECH Holding Company, Inc. (DTHC) and its Employee Stock Ownership Plan (ESOP). The Company was not named in this complaint. In May 2011, three of these individuals settled the complaint with the DOL (upon information and belief, some of this settlement was funded by the individuals' insurance carrier) in the approximate amount of $8,600 and those same individuals have filed suit against the Company for reimbursement of certain expenses. The basis for these reimbursement demands are certain corporate indemnification agreements that were entered into by the former DTHC operating subsidiaries and the Company itself.
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
Depending on the outcome of the appeal and a potential arbitration hearing, the Company's reasonable estimate of this potential liability is a range between zero and nine million dollars with no amount in that range a better estimate than any other amount. Accordingly, no amount has been accrued by the Company for this potential liability as of March 31, 2013. In future periods, the Company will continue to assess its potential exposure in the matter pursuant to the applicable financial accounting standards until the matter is resolved.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In January 2012, the Company issued 56,000 shares of common stock worth $102 in lieu of payment for board of director services.

Issuer Purchases of Equity Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101
The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the SEC on May 15, 2013, is formatted in eXtensible Business Reporting Language (XBRL): (i) the consolidated balance sheets as of March 31, 2013 and December 31, 2012; (ii) the related consolidated statements of operations and cash flow for each of the three months ended March 31, 2013 and 2012; and (iii) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this 10-Q Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIBAND CORPORATION Registrant

Date:	May 15, 2013	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer

Date:	May 15, 2013	By:	/s/ Steven M. Bell
Steven M. Bell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101
The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the SEC on May 15, 2013, is formatted in eXtensible Business Reporting Language (XBRL): (i) the consolidated balance sheets as of March 31, 2013 and December 31, 2012; (ii) the related consolidated statements of operations and cash flow for each of the three months ended March 31, 2013 and 2012; and (iii) the Notes to Consolidated Financial Statements.

*	Filed herewith.