Form 10-Q
period 2013-06-30
MULTIBAND CORP
filed 2013-08-14
CIK 732412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

As of August 5, 2013, there were 21,885,056 outstanding shares of the registrant's common stock, no par value, and 271,696 outstanding shares of the registrant’s convertible preferred stock.

MULTIBAND CORPORATION AND SUBSIDIARIES

F-1

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$73,482	$67,030	$143,929	$136,495
COSTS AND EXPENSES
Cost of products and services (exclusive of depreciation and amortization shown separately below)	53,958	49,540	104,995	100,186
Selling, general and administrative	15,255	14,743	31,350	32,353
Depreciation and amortization	1,532	1,679	3,090	3,304
Total costs and expenses	70,745	65,962	139,435	135,843

INCOME FROM OPERATIONS	2,737	1,068	4,494	652

OTHER EXPENSE
Interest expense	(582)	(925)	(1,416)	(1,836)
Write-off of deferred financing costs	—	—	(1,029)	—
Interest income	4	7	9	13
Losses attributable to available-for-sale securities	—	(290)	—	(581)
Other income	16	19	28	45

Total other expense	(562)	(1,189)	(2,408)	(2,359)

INCOME (LOSS) BEFORE INCOME TAXES	2,175	(121)	2,086	(1,707)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	930	(115)	892	(552)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,245	(6)	1,194	(1,155)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(1,435)	(147)	(1,997)	(351)

NET LOSS	(190)	(153)	(803)	(1,506)

Preferred stock dividends	126	67	194	235
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(316)	$(220)	$(997)	$(1,741)

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INCOME (LOSS) PER COMMON SHARE – BASIC:
CONTINUING OPERATIONS	$0.05	$—	$0.04	$(0.06)
DISCONTINUED OPERATIONS	$(0.06)	$(0.01)	$(0.09)	$(0.02)
NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.05)	$(0.08)

INCOME (LOSS) PER COMMON SHARE – DILUTED:
CONTINUING OPERATIONS	$0.05	$—	$0.04	$(0.06)
DISCONTINUED OPERATIONS	$(0.06)	$(0.01)	$(0.08)	$(0.02)
NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.08)

Weighted average common shares outstanding - basic	21,828,858	21,796,091	21,789,855	21,770,066
Weighted average common shares outstanding - diluted	22,902,796	21,796,091	22,701,954	21,770,066

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$327	$18,056
Accounts receivable, net	25,819	18,845
Inventories	9,384	11,444
Costs and estimated earnings in excess of billings on uncompleted contracts	2,489	1,540
Prepaid expenses and other	6,551	1,181
Income tax receivable	688	621
Deferred tax assets	7,219	6,691
Current assets - discontinued operations	582	1,467
Total Current Assets	53,059	59,845
PROPERTY AND EQUIPMENT, NET	11,153	11,892
OTHER ASSETS
Goodwill	37,796	37,796
Intangible assets, net	9,588	10,987
Restricted cash - certificate of deposit	1,682	1,682
Insurance collateral	11,693	10,899
Other assets	1,238	1,553
Deferred tax assets	5,439	5,439
Long-term assets - discontinued operations	329	381
Total Other Assets	67,765	68,737
TOTAL ASSETS	$131,977	$140,474

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share and liquidation preference amounts)

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
CURRENT LIABILITIES
Checks drawn in excess of available bank balances	$1,440	$—
Line of credit	1,205	—
Insurance premium financing	4,424	—
Short-term debt	374	280
Related party debt	—	600
Current portion of long-term debt	4,251	17,396
Current portion of capital lease obligations	836	857
Accounts payable	23,289	24,075
Billings in excess of costs and estimated earnings on uncompleted contracts	32	68
Accrued liabilities	21,854	21,094
Deferred service obligations and revenue	296	361
Current liabilities - discontinued operations	1,221	—
Total Current Liabilities	59,222	64,731
LONG-TERM LIABILITIES
Accrued liabilities	6,458	6,982
Long-term debt, net of current portion	18,331	20,458
Capital lease obligations, net of current portion	1,240	1,630
Total Liabilities	85,251	93,801
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, no par value:
8% Class A (12,696 shares issued and outstanding, $133,308 liquidation preference)	191	191
10% Class C (109,000 shares issued and outstanding, $1,090,000 liquidation preference)	1,411	1,411
10% Class F (150,000 shares issued and outstanding, $1,500,000 liquidation preference)	1,500	1,500
8% Class G (0 and 10,000 shares issued and outstanding, $0 and $100,000 liquidation preference)	—	41
Common stock, no par value (21,885,056 and 21,648,459 shares issued and outstanding)	117,866	116,775
Accumulated deficit	(74,242)	(73,245)
Total Stockholders' Equity	46,726	46,673
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$131,977	$140,474

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2013	2012
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(803)	$(1,506)
Plus loss from discontinued operations, net of taxes	1,997	351
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	3,090	3,304
Amortization and expense related to debt issuance costs	945	18
Amortization of original issue discount	—	48
Gain on sale of property and equipment	(35)	(81)
Other-than-temporary impairment loss on available-for-sale securities	—	581
Change in allowance for doubtful accounts receivable	169	18
Stock based compensation expense	769	909
Deferred income taxes	(528)	(777)
Changes in operating assets and liabilities:
Accounts receivable	(7,143)	4,201
Costs and estimated earnings in excess of billings on uncompleted projects	(949)	(541)
Inventories	2,060	4,232
Prepaid expenses and other	3,449	849
Income tax receivable	(67)	—
Insurance collateral	(794)	(2,345)
Other assets	1,161	623
Checks drawn in excess of available bank balances	1,440	—
Accounts payable and accrued liabilities	321	(11,280)
Billings in excess of costs and estimated earnings on uncompleted projects	(36)	(4)
Deferred service obligations and revenue	(65)	(1,167)
Cash flows from operating activities- continuing operations	4,981	(2,567)
Cash flows from operating activities- discontinued operations	107	(1,769)
Net cash flows from operating activities	5,088	(4,336)
INVESTING ACTIVITIES
Purchases of property and equipment	(810)	(1,662)
Purchases of intangible assets	(57)	(44)
Proceeds from purchase of land and building	—	685
Proceeds from sales of available-for-sale securities	—	141
Increase in restricted cash - certificate of deposit	—	(1,682)
Proceeds from sale of property and equipment	75	43
Collections on notes receivable	3	2
Cash flows from investing activities- continuing operations	(789)	(2,517)
Cash flows from investing activities- discontinued operations	(30)	(700)
Net cash flows from investing activities	(819)	(3,217)
See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

continued

	Six months ended June 30,
	2013	2012
	(unaudited)	(unaudited)
FINANCING ACTIVITIES
Borrowings on line of credit	$27,166	$—
Payments on line of credit	(25,961)	—
Payments for debt issuance costs	(2,257)	—
Payments on long-term debt	(35,271)	(88)
Payments on capital lease obligations	(454)	(244)
Payments on related parties debt	(600)	—
Payments on short-term debt	(4,727)	(2,217)
Payments on common stock repurchased	—	(22)
Proceeds from related parties debt	—	700
Proceeds from long-term debt	20,000	—
Payment of preferred stock dividends	(40)	(55)
Exercise of options	151	—
Stock issuance costs	(5)	(5)
Net cash flows from financing activities	(21,998)	(1,931)
DECREASE IN CASH AND CASH EQUIVALENTS	(17,729)	(9,484)
CASH AND CASH EQUIVALENTS - Beginning of Period	18,056	18,169
CASH AND CASH EQUIVALENTS - END OF PERIOD	$327	$8,685

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

continued

	Six months ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Cash paid for interest, net of amortization of OID	$1,875	$1,755
Net cash paid (refunded) for federal and state income taxes	163	(511)

Non-cash investing and financing transactions:
Intrinsic value of preferred dividends	59	—
Conversion of accrued dividends into common stock	75	100
Conversion of preferred stock into common stock	100	100
Increase in prepaid expenses via short-term debt issued	8,356	4,357
Reduction in debt by other receivable	—	3
Reduction of accrued expenses with the issuance of stock options	—	258
Purchase of land and building via mortgage assumed	—	3,803
Purchase of property and equipment with the increase in capital lease obligations	43	374

See accompanying notes to the unaudited condensed consolidated financial statements

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
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

NOTE 2 – Summary of Significant Accounting Policies

A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the year ended December 31, 2012. There were no material changes in significant accounting policies during the quarter ended June 30, 2013.

Accounts Receivable
The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible amounts based upon factors surrounding the credit risk of specific customers and other information.  For the MDU and FS segments, the Company has concentrations of credit risk with 75.8% and 71.2% of accounts receivable at June 30, 2013 and December 31, 2012, respectively, due from one customer (see Note 6).  Invoices are due 30 days after presentation.  Accounts receivable over 30 days are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer.  Accounts receivable are shown on the accompanying condensed consolidated balance sheets net of an allowance for uncollectible amounts of approximately $778 at June 30, 2013 and $609 at December 31, 2012.

Debt Issuance Costs
The Company capitalized $2,257 and $0 of debt issuance costs during the six months ended June 30, 2013 and 2012, respectively.  The Company amortizes the debt issuance costs under the effective interest method over the life of the related debt instrument. Amortization totaled $116 for both the three and six months ending June 30, 2013, respectively, and are included in interest expense in the accompanying condensed consolidated statements of operations. Amortization totaled $9 and $18 for the three and six months ended June 30, 2012, respectively. The remaining balance of unamortized debt issuance costs, which are included in other current and long term assets in the accompanying condensed consolidated balance sheets, were $1,429 and $0 at June 30, 2013 and December 31, 2012, respectively. Debt issuance costs written off totaled $0 and $1,029, (including $200 early termination fee), for the three and six months ended June 30, 2013, and $0 for both the three and six months ended June 30, 2012, and are included in write-off of deferred financing costs in the accompanying condensed consolidated statements of operations.

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards at fair value. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company recognized compensation expense for the portion of outstanding awards which are expected to vest during the three and six months ended June 30, 2013 and 2012. For the three months ended June 30, 2013 and 2012, total stock-based compensation expense related to stock options of $210 and $198, respectively, was included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2013 and 2012, total share-based compensation expense of $486 and $409, respectively, was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Restricted Stock
The Company awards restricted common shares to selected employees and directors. Recipients are not required to provide any consideration other than continued service. Company share awards are subject to certain restrictions on transfer and all or part of the shares awarded may be subject to forfeiture upon the occurrence of certain events, including the termination of employment. The restricted stock is valued at the grant date fair value of the common stock and is expensed over the requisite service period or vesting term of the awards. The Company recognized stock-based compensation expense related to restricted stock of $92 and

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(in thousands, except for shares and per share amounts)

$172, for the three months ended June 30, 2013 and 2012, respectively, and $283 and $500, for the six months ended June 30, 2013 and 2012, respectively, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Net Income (Loss) from Continuing Operations per Common Share
Basic income (loss) from continuing operations per common share is computed by using income (loss) from continuing operations attributable to common stockholders and the weighted average number of common shares outstanding.  Diluted income (loss) from continuing operations per common share reflects the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period.  Potentially dilutive shares consist of shares issuable upon the exercise of stock options, stock warrants and unvested restricted stock (using treasury stock method) and conversion of preferred shares (using the as converted method).  All options, warrants, convertible preferred shares, and unvested restricted stock during the three and six month periods ending June 30, 2012 were excluded from the calculation of diluted income (loss) from continuing operations per share as their effect was anti-dilutive due to the Company's net loss for the periods. A reconciliation of the weighted average number of common and common equivalent shares outstanding and awards excluded from the diluted income from continuing operations per share calculation, as they were anti-dilutive, are as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Income (loss) from continuing operations	$1,245	$(6)	$1,194	$(1,155)
Preferred stock dividends	126	67	194	235

Income (loss) from continuing operations attributable to common stockholders for basic and diluted earnings per share	$1,119	$(73)	$1,000	$(1,390)

Denominator:
Weighted average common shares outstanding – basic	21,828,858	21,796,091	21,789,855	21,770,066

Assumed conversion of diluted securities:
Stock options	767,064	—	605,225	—
Restricted stock	263,724	—	263,724	—
Warrants	43,150	—	43,150	—
Potentially dilutive common shares	1,073,938	—	912,099	—

Weighted average common shares outstanding – diluted	22,902,796	21,796,091	22,701,954	21,770,066

Income (loss) from continuing operations per common share – basic and diluted	$0.05	$—	$0.04	$0.06

Awards excluded from diluted income per share calculation	2,922,652	4,299,311	2,901,675	4,295,501

Comprehensive Loss
Comprehensive loss is equal to net loss for the three and six months ended June 30, 2013 and 2012.

Recent Accounting Pronouncements
In July 2013, the financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an entity, under certain circumstances, to present an unrecognized tax benefit as a liability on the financial statements. ASU 2013-11 is effective for fiscal years, and interim periods within those years beginning

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(in thousands, except for shares and per share amounts)

after December 15, 2013. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

NOTE 3 – Discontinued Operations

On June 3, 2013, the Company decided to discontinue its cable television fulfillment operations due to the significant operating losses that have been incurred since its acquisition in October, 2011.

The financial results of the cable television fulfillment operation are being reported separately as discontinued operations for all periods presented. This operation was previously included in our FS segment. The financial results of the business included in discontinued operations are as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,798	$2,772	$4,419	$5,535

Loss from discontinued operations	$(1,383)	$(305)	$(2,328)	$(629)

Loss on abandonments	$(983)	$—	$(983)	$—

Loss from discontinued operations before income taxes	$(2,366)	$(305)	$(3,311)	$(629)
Income tax benefit	931	158	1,314	278

Loss from discontinued operations, net of tax	$(1,435)	$(147)	$(1,997)	$(351)

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(in thousands, except for shares and per share amounts)

The assets and liabilities of the discontinued operations are presented separately in the accompanying balance sheet at June 30, 2013 and December 31, 2012 and consist of the following:

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Current assets - discontinued operations	$582	$1,467
Long-term assets - discontinued operations	329	381
Total assets	$911	$1,848

Current liabilities - discontinued operations	$1,221	$—
Total liabilities	$1,221	$—

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

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2013, and December 31, 2012, according to the valuation techniques we used to determine their fair values.

	Fair Value Measurements at June 30, 2013
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

(1)
The Company’s restricted cash – certificate of deposit consists of one certificate of deposit which had a maturity date of 7/1/13. The Company has purchased a new certificate with a maturity date of 6/30/14.

The Company reviews the methodologies utilized to determine fair value on a quarterly basis. Any change in methodologies or significant inputs used in determining fair values are further reviewed to determine if a fair value level hierarchy change has occurred. Transfers in and out of Level 1, 2, and 3 are considered to be effective as of the end of the quarter in which they occur. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2013.

The gross realized losses on sales of available-for-sale securities, which are included in other than-temporary impairment loss on available for-sale securities, were $50 for both the three and six months ended June 30, 2012. The Company sold all of its shares prior to December 31, 2012; as a result the balance at December 31, 2012 and June 30, 2013 was $0.

Fair Value Measurements on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company also measures assets held for sale at the lower of its carrying amount or fair value on a nonrecurring basis. During the six months ended June 30, 2013, the Company recognized an impairment loss of $150 based on recent purchase offers related to equipment used in its discontinued operation. The fair value of assets held for sale was estimated using a market approach, considering the estimated fair value for other comparable equipment which are Level 2 inputs.

NOTE 5 – Inventories

Inventories consisted of the following at:

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
DIRECTV – serialized	$104	$168
DIRECTV – non-serialized	6,598	8,398
Other	2,682	2,878
Total inventories	$9,384	$11,444

NOTE 6 – Business Segments

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

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(in thousands, except for shares and per share amounts)

Segment disclosures are as follows:

Three months ended June 30, 2013	FS	MDU	EE&C	MBCorp	Total
Revenues	$61,234	$8,317	$3,931	$—	$73,482
Income (loss) from operations	3,212	95	82	(652)	2,737
Income before income taxes	2,955	68	81	(929)	2,175
Gain (loss) from continuing operations	2,955	68	81	(1,859)	1,245
Gain (loss) from discontinued operations	(2,366)	—	—	931	(1,435)

Three months ended June 30, 2012	FS	MDU	EE&C	MBCorp	Total
Revenues	$58,175	$6,331	$2,524	$—	$67,030
Income (loss) from operations	1,409	516	(375)	(482)	1,068
Income before income taxes	875	454	(376)	(1,074)	(121)
Gain (loss) from continuing operations	874	454	(376)	(958)	(6)
Gain (loss) from discontinued operations	(305)	—	—	158	(147)

Six months ended June 30, 2013	FS	MDU	EE&C	MBCorp	Total
Revenues	$121,427	$15,486	$7,016	$—	$143,929
Income (loss) from operations	6,031	51	(2)	(1,586)	4,494
Income before income taxes	5,405	(18)	(4)	(3,297)	2,086
Gain (loss) from continuing operations	5,400	(19)	(4)	(4,183)	1,194
Gain (loss) from discontinued operations	(3,311)	—	—	1,314	(1,997)

Six months ended June 30, 2012	FS	MDU	EE&C	MBCorp	Total
Revenues	$119,179	$12,219	$5,097	$—	$136,495
Income (loss) from operations	1,768	872	(811)	(1,177)	652
Income before income taxes	713	749	(815)	(2,354)	(1,707)
Gain (loss) from continuing operations	708	746	(815)	(1,794)	(1,155)
Gain (loss) from discontinued operations	(629)	—	—	278	(351)

NOTE 7 – Commitments and Contingencies

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

The Company also has a separate home service provider agreement with DIRECTV ending October 15, 2016 which provides for the installation and servicing of DIRECTV satellite television services to residents of single family homes. The term of this agreement will automatically renew as of October 15, 2016, for additional one year periods unless either the Company or DIRECTV gives written notice of termination at least 90 days in advance of expiration of the then current term.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(in thousands, except for shares and per share amounts)

Termination of the Company's DIRECTV agreements would have a material adverse impact on the Company's on-going operations.  Revenues generated from DIRECTV amounted to 86.4% and 86.8%, of total revenue for the three and six months ended June 30, 2013 respectively. Revenues generated from DIRECTV amounted to 87.8% and 89.4% of total revenue for the three and six months ended June 30, 2012 respectively.  Amounts receivable from DIRECTV represented 75.8% and 71.2% of total accounts receivable as of June 30, 2013 and December 31, 2012, respectively.  The Company purchases a substantial portion of its inventory from DIRECTV.  DIRECTV is the only supplier of the major components (i.e., dishes and receivers) used in FS segment installations.  The total accounts payable to DIRECTV, related to inventory supplied by them, was $10,775 and $10,558 at June 30, 2013 and December 31, 2012, respectively.

Legal proceedings
The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company's defense costs are expensed as incurred. The Company has recorded $501 and $71 of accrued liabilities in the accompanying condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively, for claims, known and potential settlements and legal fees associated with existing litigation. As of June 30, 2013, $275 of these accrued liabilities is related to discontinued operations (see note 3).
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
Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013 meaning the matter may proceed to arbitration. Based on the summary judgment ruling favorable to the Company, management determined that it was appropriate to reverse a $1,800 related legal reserve as of June 30, 2012, which is included in selling, general and administrative expenses in the consolidated statement of income for the three and six months ended June 30, 2012.
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
Depending on the outcome of the appeal and a potential arbitration hearing, the Company's reasonable estimate of this potential liability is a range between zero and nine million dollars with no amount in that range a better estimate than any other amount. Accordingly, no amount has been accrued by the Company for this potential liability as of June 30, 2013 and December 31, 2012. In future periods, the Company will continue to assess its potential exposure in the matter pursuant to the applicable financial accounting standards until the matter is resolved.
Pending Acquisition
On July 9, 2012, the Company entered into an Acquisition Agreement (Agreement) with MDU Communications International, Inc. (MDUC), a Delaware corporation. This agreement was terminated as of May 21, 2013 when the Company entered into an Agreement and Plan of Merger (Merger Agreement) (see note 10) with Goodman Networks Incorporated, a privately held company (Goodman). No termination fee was incurred.

Insurance Premium Financing
During 2013, the Company entered into a short-term financing agreement with First Insurance Funding Corporation in the amount of $8,062 for workers' compensation, business and auto insurance. This financing agreement carries an interest rate of 3.5% and requires monthly payments of principal and interest of $747 through December 2013. As of June 30, 2013, the outstanding balance was $4,424.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
(in thousands, except for shares and per share amounts)

Debt Facility
Effective January 2, 2013, the Company amended and extended its $29,152 loan with DirecTECH Holding Company, Inc. (DTHC).  During January and February of 2013, the Company made payments totaling $8,731 to DTHC. The Company incurred $829 in financing costs as part of this debt extension.

On March 20, 2013, the Company completed a financing transaction with Fifth Third Bank (FTB) that provides up to $30,000 of senior secured debt financing. Proceeds from the financing were used to pay off the remaining balances of its existing secured indebtedness including the loan with DTHC discussed above. The financing package consists of a $20,000 term loan and a $10,000 revolving line of credit. The revolving line of credit will be used to fund working capital needs. The term loan amortizes over 5 years on a straight line basis at a rate of $1,000 per quarter. In addition to the quarterly principal payments, the Company is required to make additional annual principal payments equal to 50% of excess cash flow as defined in the agreement. On a monthly basis, the Company makes an election to place the balance of the term loan and the revolver outstanding at the time into either the interest facility based on the lender's prime rate or the LIBOR rate. As of June 30, 2013, the Company elected to have $1,000 of the outstanding balance under the term loan to be based on the lender's prime rate plus 3.75% (6.25%) with the remaining balance of $18,000 based on the LIBOR rate plus 5.5% (5.69% ). The revolving line of credit is available based on 80% of eligible accounts receivable plus up to 50% of eligible inventory. Borrowings under the revolving line of credit bear interest at the lender's prime rate plus 3.25% (5.75% as of June 30, 2013). Interest on both facilities is payable monthly in arrears. The financing agreements contain certain financial covenants. The Company is in compliance with its covenants as of June 30, 2013. Both facilities are secured by a valid, perfected, first and only priority security interest in all tangible and intangible assets and matures on April 30, 2016. As of June 30, 2013 the outstanding balance under the term loan and revolving line of credit is $19,000 and $1,205, respectively.

Note 8 - Income Taxes

The Company assesses the potential realization of net deferred tax assets on an annual basis, or on an interim basis if the circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company would adjust its valuation allowance in the period the determination was made.  The Company considers projected future taxable income and ongoing tax planning strategies then records a valuation allowance to reduce the carrying value of the net deferred taxes for amounts that are unable to be realized. At both June 30, 2013 and December 31, 2012, the valuation allowance was $1,067.

The Company's effective tax rate on income from continuing operations before income taxes for the three and six month periods ended June 30, 2013 was 42.8% and 42.8% respectively. The Company's effective tax rate on loss from continuing operations before income taxes for the three and six month periods ended June 30, 2012 was 95.0% and 32.3%, respectively. For the three months ended June 30, 2012, the Company reduced the  projected annual net income and the resulting tax provision, causing the effective tax rate to increase for the quarter. For the three and six month periods ended June 30, 2013, the Company recorded an income tax provision of $930 and $892, respectively. For the three and six month periods ended June 30, 2012, the Company recorded an income tax benefit of $115 and $552, respectively.

NOTE 9 – Related Party Transactions

In February 2013, the Company entered into an unsecured short-term promissory note payable in the amount of $1,000 with J. Basil Mattingly, a Vice President of the Company. The note carried an interest rate of 5% per annum and was due February, 2014. This note was paid in full on March 20, 2013.

In February 2013, the Company began doing business with Fowler Wind Energy LLC (Fowler), a company that is partially owned (70.0%) by J. Basil Mattingly, a Vice President of the Company. The Company provides wind tower labor to Fowler. Revenue recognized under the Company's contract with Fowler was $1,063 and $1,177 for the three and six months ended June 30, 2013, which is included in revenues in the accompanying condensed consolidated statement of operations. At June 30, 2013, the Company carried an amount receivable from Fowler of $836 which is included in accounts receivable, net in the accompanying condensed consolidated balance sheet.

MULTIBAND CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012
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

NOTE 10 – Merger

On May 21, 2013, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Goodman Networks Incorporated, a privately held company (Goodman). Pursuant to the Merger Agreement and at the effective time of the Merger, each issued and outstanding share of common stock, no par value per share (the Common Stock), of Company will be converted into the right to receive $3.25 in cash, without interest. The Merger Agreement also includes offers of (A) the difference between $3.25 per share and the exercise price for Employee Options with exercise prices less than $3.25 per share; (B) $.50 per share for Employee Options with exercise prices greater than $3.25 per share; (C) the difference between $3.25 per share and the exercise price for Common Stock subject to Director Options with exercise prices less than $3.25 per share for termination of the options; (D) $10.50 per share of Class A convertible preferred stock outstanding; (E) $10.00 per share of Class C convertible preferred stock outstanding; (F) $10.00 per share of Series F convertible preferred stock outstanding; (G) the difference between $3.25 per share and exercise price per share for Common Stock subject to warrants outstanding; and (H) $3.25 per outstanding restricted share. The all cash transaction is valued at approximately $116,000, net of debt and cash acquired, and including consideration to be paid to holders of outstanding options and warrants.
Upon completion of the merger, the Company will become a wholly‑owned subsidiary of Goodman.  The Merger Agreement provides that completion of the exchange offer will be subject to certain conditions, including that stockholders, holding a majority of our outstanding common shares, vote to approve the merger and adopt the Merger Agreement.  The Merger Agreement also includes customary covenants governing the conduct of our business prior to completion of the merger, including the use of commercially reasonable efforts to operate our business in the ordinary course until the effective time of the merger. The closing of the transaction is expected to occur during the third quarter of 2013. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay Goodman a termination fee of $6,000.

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

Overview
The Company has three operating segments: (1) Field Services segment (FS), where the Company provides installation services to pay television (satellite and broadband) providers, internet providers and commercial customers, (2) Multi-Dwelling Unit segment (MDU), where the Company bills voice, internet and video services to subscribers as owner/operator and also acts as a master system operator for DIRECTV, receiving net cash payments for managing video subscribers through its network of system operators; and (3) Engineering, Energy & Construction segment (EE&C) where the Company provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks. This segment also provides renewable energy services including wind and solar applications and other design and construction services, usually done on a project basis. All segments encompass a variety of different corporate entities. We operate in 33 states with 33 field offices and employ approximately 3,100 people. On May 21, 2013, the Company entered into a Agreement and Plan of Merger (Merger Agreement) with Goodman Networks Incorporated, a privately held company (Goodman)(see note 10). Upon completion of the merger, the Company will become a wholly‑owned subsidiary of Goodman.

Field Services segment (FS)
The Company, through its FS segment, generates revenue from the installation and service of DIRECTV video programming for residents of single family homes under a contract with DIRECTV. DIRECTV is the largest provider of satellite television services in the United States with approximately 20 million subscribers. These video subscribers are owned and billed by DIRECTV. The FS segment functions as a fulfillment arm for DIRECTV. As a result, the Company does not directly compete with other providers for DIRECTV's business. Although DIRECTV competes with DISH, the other leading satellite television provider and incumbent providers of phone and telephone services for pay television customers, DIRECTV has its own marketing and competitive programs of which the Company is merely an indirect and passive recipient. The FS segment also provides similar installation services for certain broadband cable and internet providers and commercial customers. As of June 18, 2013, the Company no longer provides installation services to cable providers (see note 3). The financial results of the cable television fulfillment operation are being reported separately as discontinued operations for all periods presented.

Multi-Dwelling Unit segment (MDU)
Through our MDU segment, we serve as a master system operator for DIRECTV, which allows us to offer satellite television services to residents of multi-dwelling units directly and through a network of affiliated operators. The MDU segment also offers bundled services for voice, data and video directly to residents in the MDU market. Our primary customers in the MDU segment are property owners/managers who are focused on delivering their residents (our end users) reliability, quality service, short response times, minimized disruptions and alterations on the property, and value added services. Our contracts with the property owner typically run three to ten years pursuant to right-of-entry agreements between property owners and us. Within this segment, we also offer our internal support center and billing platform to service third party clients. As of July 31, 2013, we had approximately 152,000 owned and managed subscribers, with an additional 33,000 subscribers supported by the support center.

Energy, Engineering & Construction segment (EE&C)
The Company also provides engineering and construction services for the wired and wireless telecommunications industry, including public safety networks, renewable energy services including wind and solar applications and other design and construction services which are usually done on a project basis.

Backlog (in thousands)
In the EE&C segment, we had a backlog of unfilled orders of approximately $5,173 as of June 30, 2013, compared to approximately $1,680 as of December 31, 2012, an increase of $3,493 or 207.9%. The increase is due primarily to two new wireless orders booked in the quarter ended June 30, 2013. These orders totaled $3,343 with backlog remaining at June 30, 2013 of $3,091 which comprised 88% of the increase in backlog. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances from time to time in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

SELECTED CONSOLIDATED FINANCIAL DATA (expressed as a percentage of revenue)
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	100%	100%	100%	100%

COST OF PRODUCTS & SERVICES (Exclusive of depreciation and amortization shown below)	73.4%	73.9%	73.0%	73.4%

SELLING, GENERAL & ADMNISTRATIVE	20.8%	22.0%	21.8%	23.7%
DEPRECIATION & AMORTIZATION	2.1%	2.5%	2.2%	2.4%

INCOME (LOSS) FROM OPERATIONS	3.7%	1.6%	3.0%	0.5%
INTEREST EXPENSE & OTHER, NET	-0.7%	-1.8%	-1.6%	-1.7%
INCOME (LOSS) BEFORE INCOME TAXES	3.0%	-0.2%	1.4%	-1.2%

PROVISION FOR (BENEFIT FROM) INCOME TAXES	1.3%	-0.2%	0.6%	-0.4%
INCOME (LOSS) FROM CONTNIUING OPERATIONS	1.7%	0.0%	0.8%	-0.8%

LOSS FROM DISCONTINUED OPERATIONS	-2.0%	-0.2%	-1.4%	-0.3%
NET LOSS	-0.3%	-0.2%	-0.6%	-1.1%

RESULTS OF OPERATIONS (in thousands, except for percentages)

Revenues
Total revenues increased 9.6% to $73,482 for the quarter ended June 30, 2013 as compared to $67,030 for the quarter ended June 30, 2012. Revenues for the six months ended June 30, 2013 increased 5.4% to $143,929 from $136,495 for the same period in 2012.

FS segment revenues for the three months ended June 30, 2013, were $61,234 in comparison to $58,175 for the same period in 2012, an increase of 5.2%. Revenue generated under the home services provider agreement with DIRECTV increased $1,761 or 3.2% due to an 8.1% increase in work orders closed. In addition, revenue earned under the internet fulfillment contract with WildBlue increased by $740 (36.5%). Revenues for the six months ended June 30, 2013, were $121,427 in comparison to $119,179 for the same period in 2012, an increase of 1.9%. Revenue generated under the home services provider agreement with DIRECTV decreased $1,841 or 1.6% due to a 22.8% decline in incentive revenue ($2,320) and the elimination of the fuel subsidy program that was in place in 2012 ($900). These declines were partially offset by a $1,555 increase in revenues earned on closed work orders The decline in revenue earned under the DIRECTV contract was completely offset by a $3,217 (109.7%) increase in WildBlue internet fulfillment revenue, driven by an increase in work orders closed. For the remainder of 2013, the Company expects FS segment revenues to increase based on continued growth in WildBlue internet fulfillment activity and due to normal seasonality of the DIRECTV business. Revenues generated under the home services provider agreement with DIRECTV are expected to be consistent with 2012 levels.

The MDU segment had revenues of $8,317 for the three months ended June 30, 2013, compared to $6,331 for the same period in 2012, an increase of 27.3% . Revenues for the six month period ended June 30, 2013, increased to $15,486 compared to $12,219 for the same period in 2012, an increase of 26.7%. The increases being generated in this segment are primarily because of an increase in system operator related revenue resulting from the consolidation of system operators during the second and third quarters of 2012. For the remainder of 2013, the Company expects quarterly MDU segment revenues to be consistent with the amount recognized during the first two quarters of 2013.

The EE&C segment revenues increased from $2,524 for the three months ended June 30, 2012 to $3,931 for the three months ended June 30, 2013, an increase of $1,407, or 55.7%. Revenues for the six month period ended June 30, 2013, for the EE&C segment, increased 37.6% to $7,016 from $5,097 for the same period in 2012. The increases in this segment are due primarily to an increase in renewable energy services with Fowler (see note 9). The Company expects revenues in this segment to increase in 2013 as the demand for products and services provided in this sector increases and we increase our sales activities and footprint.

Cost of Products and Services (exclusive of depreciation and amortization)
The Company's cost of products and services increased by 8.9% to $53,958 for the quarter ended June 30, 2013, as compared to $49,540 for the same quarter last year. For the six month period ended June 30, 2013, cost of products and services increased by 4.8% to $104,995, compared to $100,186 for the comparable period in 2012.

Cost of products and services for the FS segment increased by 3.4% for the three months ended June 30, 2013 to $45,151, compared to $43,647 in the prior year quarter. As a percentage of revenue, cost of products and services for the FS segment was 73.7% and 75.0% for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, cost of products and services were $88,742 compared to $88,760 in the prior year, a 0.0% decline. As a percentage of revenue, cost of products and services for this segment was 73.1% and 74.5% for the six months ended June 30, 2013 and 2012, respectively. During 2013, the Company expects FS segment costs of products and services to remain relatively consistent in relation to FS segment revenue.

Cost of products and services for the MDU segment increased by 54.0% for the current quarter to $5,954, compared to $3,865 in the same quarter last year. As a percentage of revenue, cost of products and services for the MDU segment was 71.6% and 61.0% for the three months ended June 30, 2013 and 2012, respectively. Cost of products and services for the six month period ended June 30, 2013, for the MDU segment, increased 52.7% to $11,166 from $7,314 for the same period in 2012. The increase for both periods, was due to an increase in system operator related costs resulting from the addition of several large system operators during the second and third quarters of 2012, and is consistent with the increase in system operator revenues. In 2013, the Company expects MDU costs of products and services to remain relatively consistent in relation to MDU segment revenue.

For the EE&C segment, cost of products and services were $2,853 for the quarter ended June 30, 2013, compared to $2,028 in the same quarter last year, a 40.7% increase.  As a percentage of revenue, costs of products and services for the EE&C segment were 72.6% and 80.3% for the quarters ended June 30, 2013 and 2012, respectively. Costs of products and services for the six month period ended June 30, 2013, for the EE&C segment, increased 23.7% to $5,087 from $4,112 for the same period in 2012. As a percentage of revenue, costs of products and services for the EE&C segment were 72.5% and 80.7% for the six months ended June 30, 2013 and 2012, respectively. This improvement is due to an improved job mix in the period ended June 30, 2013, as compared to the year which is expected to continue throughout 2013.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $15,255 for the quarter ended June 30, 2013, compared to $14,743 in the prior year's quarter, an increase of 3.5%. Selling, general and administrative expenses were, as a percentage of revenues, 20.8% for the quarter ended June 30, 2013 and 22.0% for the same period a year ago. For the six months ended June 30, 2013, selling, general and administrative expenses decreased 3.1% to $31,350 compared to $32,353 in the same period in 2012. Selling, general and administrative expenses, as a percentage of revenues, were 21.8% and 23.7% for the six month periods ended June 30, 2013 and 2012, respectively. The decline was driven primarily by reductions in certain employee-related expenses including wages, bonuses and employee benefit costs. In addition, costs for workers' compensation insurance have declined by $2,104 (31.1%) which includes the impact of a premium refund from a previous year of $1,400. The decline in employee-related expenses was partially offset by increased costs of $700 associated with the Goodman merge (Note10), and an increase in legal expenses of $2,523, which was primarily caused by a $1,800 credit that was recognized in 2012 upon the reversal of a legal contingency reserve. For the remainder of 2013, the Company anticipates that selling, general and administrative expenses will remain relatively consistent as a percentage of total revenues to that experienced in the first two quarters of this year.

Depreciation and Amortization
Depreciation and amortization expense of $1,532 for the quarter ended June 30, 2013, compared to $1,679 in the prior year's quarter, a decrease of 8.8%. For the six months ended June 30, 2013, depreciation and amortization expense decreased 6.5% to $3,090 compared to $3,304 for the six months ended June 30, 2012. At the end of 2012, the Company incurred an impairment charge on the contract intangible related to the acquisition of the cable fulfillment businesses after an assessment identified the related businesses were generating negative cash flows. Accordingly, the amortization of this intangible is no longer reflected in the 2013 results.

Income from Operations
In the second quarter of 2013, the Company had income from operations of $2,737, versus income from operations of $1,068 during the prior year's comparable period, an improvement of $1,669 (156.3%). Income from operations was $4,494 during the first six months of 2013 compared to $652 during the first half of 2012, an improvement of $3,842 or 589.3%.

For the second quarter of 2013, the FS segment earned income from operations of $3,212, compared to $1,409 in the same period last year, an increase of 128.0%. For the six months ended June 30, 2013, income from operations increased 241.1% to $6,031 compared to $1,768 for the six months ended June 30, 2012. This increase in income from operations was primarily due to an increase in WildBlue revenue and decreases in employee expenses. The FS segment is expected to improve its profitability in 2013 as a result of the consistent profitability of the home services provider work for DIRECTV and a continued expansion of the satellite internet fulfillment business (WildBlue).

The MDU segment had income from operations of $95 for the three months ended June 30, 2013, compared to income of $516 for the three months ended June 30, 2012. For the six months ended June 20, 2013, income from operations was $51 for the MDU segment, compared to $872 in the same period last year. During the second quarter of 2012, the MDU segment had increased earnings related to a short-term project that increased the call center revenue. The Company plans to improve results in the MDU segment in future periods by reshaping its owned subscriber footprint in concentrated, targeted geographic markets in order to service the customers more efficiently.

The EE&C segment had income from operations of $82 for the second quarter of 2013, compared to loss of $375 in the second quarter of 2012. For the six months ended June 20, 2013, there was a loss from operations of $2 for the EE&C segment, compared to $811 in the same period last year. The improvement is due to increased demand and better job mix which has improved margins. During 2013, the Company expects this segment to improve its profitability as the demand for products and services provided in this sector increases and we increase our sales activities and footprint.

The MBCorp segment, which has no revenues, incurred a loss from operations of $652 for the three months ended June 30, 2013 and $482 for the three months ended June 30, 2012. For the six months ended June 20, 2013, there was a loss from operations of $1,586 for the MBCorp segment, compared to $1,177 in the same period last year. The MBCorp segment is expected to show losses in future periods as corporate overhead is expected to remain consistent with current levels with no offsetting revenues or anticipated credits to expenses.

Interest Expense
Interest expense was $582 for the quarter ended June 30, 2013, versus $925 for the same period a year ago. Interest expense was $1,416 for the six months ended June 30, 2013 and $1,836 for the same period last year. The Company expects interest expense in future quarters will continue to be lower in 2013 due to the reduced level of indebtedness and lower borrowing rates.

Write-off of Deferred Financing Costs
Deferred financing costs expensed during the six month period ended June 30, 2013 totaled $1,029. Substantially all of these costs were incurred in January 2013 when the Company extended the debt agreements in place at the time. In March 2013, those debt agreements were replaced with permanent financing with Fifth Third Bank and the costs incurred in January 2013 were written off including $200 early termination fee.

Other-than-Temporary Impairment Loss
For the three months ended June 30, 2013 and 2012, the Company recorded an other-than-temporary impairment loss of $0 and $290, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded an other-than-temporary impairment loss of $0 and $581, respectively. The 2012 losses were due to the decline in the fair value of the shares it held in WPCS International, Inc. All WPCS International, Inc. shares held were sold in 2012.

Provision for (Benefit from) Income Taxes
The Company recorded an income tax expense of $930 (42.8% of net income before income taxes) and net tax benefit of $115 (95.0% of net loss before income taxes) for the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2012, the Company reduced the  projected annual net income and the resulting tax provision, causing the effective tax rate to increase for the quarter. The Company recorded income tax expense of $892 (42.8% of net income before income taxes) and net tax benefit of $552 (32.3% of net loss before income taxes) for the six months ended June 30, 2013 and 2012, respectively. The Company has no significant unrecognized tax benefits as of June 30, 2013 that would reasonably be expected to affect our effective tax rate.

Loss from Discontinued Operations, net of tax

During the three month periods ended June 30, 2013 and 2012, the Company recorded a loss from discontinued operations, net of tax, of $1,435 and $147, respectively. During the six month periods ended June 30, 2013 and 2012, the Company recorded a loss from discontinued operations, net of tax, of $1,997 and $351, respectively (see note 3).

Net Loss
In the second quarter of fiscal 2013, the Company reported a net loss of $190 compared to a net loss of $153 for the second fiscal quarter of 2012. For the six months ended June 30, 2013, the Company recorded a net loss of $803 compared to a net loss of $1,506 for the six months ended June 30, 2012.

Liquidity and Capital Resources
During the six months ended June 30, 2013 and 2012, the Company incurred net losses of $803 and $1,506, respectively. Net cash provided by continuing operations during the six months ended June 30, 2013 was $4,981 compared to cash used of $2,567 during the six months ended June 30, 2012. During the six month period ended June 30, 2012, DTV implemented certain changes in the way it priced, financed and sold equipment to the Company, resulting in a significant reduction in accounts receivable, inventory and accounts payable balances.

Net cash used in investing activities- continuing operations totaled $789 for the six months ended June 30, 2013, compared to $2,517 for the six months ended June 30, 2012. During the first six months of 2013, purchases of property and equipment totaled $810, compared to $1,662 during the six months ended June 30, 2012. During 2012, the Company increased restricted cash as security for a letter of credit in connection with the acquisition of land and a building for $1,682. In addition, the transaction to acquire land and a building resulted in proceeds of $685.

Net cash used in financing activities was $21,998 for the six months ended June 30, 2013, compared to $1,931 for the six months ended June 30, 2012. This increase in cash used was related to principal payments and fees and expenses paid related to its former debt agreements which were paid off in full in March 2013 using available cash plus proceeds from new debt facilities.

Cash and cash equivalents totaled $327 at June 30, 2013, versus $18,056 at December 31, 2012. The Company has a working capital deficit of $6,163 at June 30, 2013, compared to $4,886 at December 31, 2012. In March 2013, the Company refinanced its short-term debt on a long term basis. The debt now matures in 2016. The debt was refinanced at interest rates that were approximately 50% lower than its previous debt instruments. The debt facility also allows for additional borrowings under the terms and conditions of the credit agreement.

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

Management anticipates that the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, long-term debt and capital and operating lease obligations and fund the Company's operations for the next twelve months:

1.	Maintain continued operating profit in the Company's FS segment (see Note 6).
2.	Expand call center support with sales of call center services to both existing and future system operators.
3.	Improve results in the MDU segment by reshaping its owned subscriber footprint to gain efficiencies and by expanding its managed subscriber base by adding new system operators.
4.	Improve results in the EE&C segment as demand for the Company's products and services increases.

As of June 30, 2013, the Company intends to continue to improve its working capital ratio to adequately manage its operation.  Management believes that through a combination of its new credit facility, its cash on hand, greater expense control, continued positive operating income, and potential sales of common and/or preferred stock, it can meet its anticipated liquidity and capital resource requirements for the next twelve months.

In the EE&C segment, we had a backlog of unfilled orders of approximately $5,173 as of June 30, 2013, compared to approximately $1,680 at December 31, 2012. We define backlog as the value of work-in-hand to be provided for customers as of a specific date where the following conditions are met (with the exception of engineering change orders): (i) the price of the work to be done is fixed; (ii) the scope of the work to be done is fixed, both in definition and amount; and (iii) there is an executed written contract, purchase order, agreement or other documentary evidence which represents a firm commitment by the customer to pay us for the work to be performed. These backlog amounts are based on contract values and purchase orders and may not result in actual receipt of revenue in the originally anticipated period or at all. We have experienced variances in the realization of our backlog because of project delays or cancellations resulting from external market factors and economic factors beyond our control and we may experience such delays or cancellations in the future. Backlog does not include new firm commitments which may be awarded to us by our customers from time to time in future periods. These new project awards could be started and completed in this same future period. Accordingly, our backlog does not necessarily represent the total revenue that could be earned by us in future periods.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no significant changes in our internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1

Legal proceedings (in thousands)
The Company is subject to claims, regulatory processes and lawsuits that arise in the ordinary course of business. The Company accrues for such matters when a loss is considered probable and the amount of such loss, or a range of loss, can be reasonably estimated. The Company's defense costs are expensed as incurred. The Company has recorded $501 and $71 of accrued liabilities in the accompanying consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively, for claims and known and potential settlements and legal fees associated with existing litigation. As of June 30, 2013, $275 of these accrued liabilities is related to discontinued operations (see note 3).
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
Two of those defendants had their claims denied during the second quarter of 2012, in a summary arbitration proceeding. This denial was appealed and the summary judgment award was overturned by a federal court judge in February 2013 meaning the matter may proceed to arbitration. Based on the summary judgment ruling favorable to the Company, management determined that it was appropriate to reverse a $1,800 related legal reserve as of June 30, 2012, which is included in selling, general and administrative expenses in the consolidated statement of income for the three and six months ended June 30, 2012.
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
Depending on the outcome of the appeal and a potential arbitration hearing, the Company's reasonable estimate of this potential liability is a range between zero and nine million dollars with no amount in that range a better estimate than any other amount. Accordingly, no amount has been accrued by the Company for this potential liability as of June 30, 2013 and December 31, 2012. In future periods, the Company will continue to assess its potential exposure in the matter pursuant to the applicable financial accounting standards until the matter is resolved.

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

In June 2013, the Company issued 7,500 shares of common stock worth $75 in lieu of payment of dividends on Class F preferred stock.

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

Period	Total Number of Shares Purchase (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Number of Shares that May Yet Be Purchased Under the Programs
June 1, 2012 - June 30, 2012	10,000	$2.15	10,000	1,990,000
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

101
The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, filed with the SEC on August 14, 2013, is formatted in eXtensible Business Reporting Language (XBRL): (i) the consolidated balance sheets as of June 30, 2013 and December 31, 2012; (ii) the related consolidated statements of operations for each of the three and six months ended June 30, 2013 and 2012; (iii) the related consolidated statements of cash flow for the six months ended June 30, 2013 and 2012; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this 10-Q Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIBAND CORPORATION Registrant

Date:	August 14, 2013	By:	/s/ James L. Mandel
James L. Mandel
Chief Executive Officer

Date:	August 14, 2013	By:	/s/ Steven M. Bell
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

101
The following financial information from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, filed with the SEC on August 14, 2013, is formatted in eXtensible Business Reporting Language (XBRL): (i) the consolidated balance sheets as of June 30, 2013 and December 31, 2012; (ii) the related consolidated statements of operations for each of the three and six months ended June 30, 2013 and 2012; (iii) the related consolidated statements of cash flow for the six months ended June 30, 2013 and 2012; and (iv) the Notes to Consolidated Financial Statements.

*	Filed herewith.